Form 10-Q
period 2010-11-30
DE Acquisition 2, Inc.
filed 2011-01-04
CIK 1487906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of January 5, 2011, 10,000 shares of common stock.

DE ACQUISITION 2, INC.

FORM 10-Q

November 30, 2010

INDEX

PART I – FINANCIAL INFORMATION

3

Item 1. Financial Statements

3

Item 2. Management’s Discussion and Analysis or Plan of Operation

11

Item 3. Quantitative and Qualitative Disclosures About Market Risk

14

Item 4.  Controls and Procedures

14

PART II - OTHER INFORMATION

15

Item 1. Legal Proceedings.

15

Item 1A. Risk Factors

15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3. Defaults Upon Senior Securities.

15

Item 4. (Removed & Reserved).

15

Item 5. Other Information.

15

Item 6. Exhibits

15

SIGNATURES

16

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DE ACQUISITION 2, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

(Unaudited)

	November 30, 2010	February 24, 2010

ASSETS
Cash and equivalents	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES
Accrued expenses	243	139

TOTAL LIABILITIES	243	139

SHAREHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	$ -	$ -
Common stock: $0.0001 par value; 500,000,000 shares authorized; 10,000 shares issued and outstanding	1	1
Additional paid-in capital	3,792	999
Deficit accumulated during the development phase	(4,036)	(1,139)
TOTAL SHAREHOLDERS' DEFICIT	(243)	(139)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ -	$ -

See accompanying notes to the financial statements

DE ACQUISITION 2, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS

(Unaudited)

	Nine Months Ended November 30, 2010	Three Months Ended November 30, 2010	From Inception (Feb 24, 2010) to November 30, 2010

OPERATING EXPENSES
Professional fees	$ 2,718	$ 735	$ 2,718
General and administrative expenses	179	-	1,318

Net operating loss	(2,897)	(735)	(4,036)

NET LOSS	$ (2,897)	$ (735)	$ (4,036)

Net loss per share, basic and fully diluted	$ (0.29)	$(0.07)
Weighted average number of shares outstanding	10,000	10,000

See accompanying notes to the financial statements.

DE ACQUISITION 2, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

For the Period from February 24, 2010 (Inception) through November 30, 2010

(Unaudited)

	Common Stock		Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Deficit
	Shares	Amount

Balance, Feb 28, 2010	10,000	1	999	(1,139)	(139)

Expenses paid by affiliates			2,793		2,793

Net loss				(2,897)	(2,897)

Balances, Nov 30, 2010	10,000	$ 1	$ 3,792	$ (4,036)	$ (243)

See accompanying notes to the financial statements.

DE ACQUISITION 2, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended November 30, 2010	From Inception (Feb 24, 2010) to November 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (2,897)	$ (4,036)

Adjustments to reconcile net loss with cash used in operations:
Stock based compensation	-	1,000

Changes in operating assets and liabilities:
Accrued expenses	104	243

Net cash used in operating activities	(2,793)	(2,793)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-
Net cash provided by / used in investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
		-
Borrowings from affiliates	2,793	2,793

Net cash provided by financing activities	2,793	2,793

NET INCREASE / (DECREASE) IN CASH	-	-

Cash at beginning of period	-	-
Cash at end of period	$ -	$ -

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-

See accompanying notes to the financial statements

DE ACQUISITION 2, INC.

(A DEVELOPMENT STAGE COMPANY)

November 30, 2010

NOTES TO THE FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

DE Acquisition 2, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business.  As of November 30, 2010, the Company had not yet commenced any operations.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $4,036 at November 30, 2010, and had a net loss of $2,897 for the nine months ended November 30, 2010 and cash used in operations of $2,793 for the nine months ended November 30, 2010, respectively, with no revenues earned since inception.

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

Note 3 – Stockholder’ Deficit

During the nine months ended November 30, 2010, the stockholders of the Company contributed $2,793 for payment of costs associated with our corporate governance and statutory compliance.

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

Our sole officer and director has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Results of Operation

We have not had any operating income since inception.  For the nine months ended November 30, 2010, we incurred a net loss of $2,897 and since inception we have incurred a net loss of $4,036. Expenses from inception were comprised of costs mainly associated with legal, accounting and office expense.

Liquidity and Capital Resources

At November 30, 2010, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.  However, our shareholders are under no obligation to provide such funding.

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

As reflected in the accompanying financial statements, the Company is in the development stage with no operations have a net loss of $4,036 from inception, and used $2,793 of cash in operations for the period from February 24, 2010 (inception) to November 30, 2010. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25.addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods, and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Off Balance Sheet Transactions

None.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4.  Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our sole executive officer, who is our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based upon that evaluation, our sole executive officer concluded that our disclosure controls and procedures were ineffective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments during the quarter ended November 30, 2010 in any material pending legal proceedings to which the Company is a party or of which any of our property is the subject.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. (Removed & Reserved).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

31	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DE ACQUISITION 2, INC.
(Registrant)

Date: January 5, 2011	By:	/s/ Ruth Shepley
Ruth Shepley
Chief Executive Officer

12