Form 10-K
period 2011-02-28
DE Acquisition 2, Inc.
filed 2011-05-31
CIK 1487906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-53925

DE ACQUISITION 2, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2205650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o New Asia Partners, LLC US Bancorp Center, Suite 2690 800 Nicollet Mall Minneapolis, MN	55402
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (612) 279-2030

Securities registered under Section 12(b) of the Exchange Act:

Title of each class of common stock	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒       No ☐

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of August 31, 2010 was approximately $0.  All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of February 28, 2011, there were four non-affiliated holders of common stock of the Company.

As of March 31, 2011, there were 5,000,000 shares of common stock, par value $.0001 per share, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of DE Acquisition 2, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.   Description of Business

Company Overview

DE Acquisition 2, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business.  As of February 28, 2011 and (filing date), the Company had not yet commenced any operations. The Company selected February 28 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

The analysis of new business opportunities is being undertaken by or under the supervision of our mangement. As of this date, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•
Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced; and

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired. In evaluating a prospective business combination, we will conduct as extensive a due diligence review of potential targets as possible given the lack of information which may be available regarding private companies, our limited personnel and financial resources and the inexperience of our management with respect to such activities. We expect that our due diligence will encompass, among other things, meetings with the target business’s incumbent management and inspection of its facilities, as necessary, as well as a review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, including but not limited to attorneys, accountants, consultants or such other professionals. At this time the Company has not specifically identified any third parties that it may engage. The costs associated with hiring third parties to complete a business combination target may be significant and are difficult to determine as such costs may vary depending on a variety of factors, including the amount of time it takes to complete a business combination, the location of the target company and the size and the complexity of the target company. Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we consummate a business combination. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoters, owners, sponsors or other associated with the target business seeking our participation.

The time and costs required to select and evaluate a target business and to structure and complete a business combination cannot presently be ascertained with any degree of certainty. The amount of time it takes to complete a business combination, the location of the target company and the size and complexity of the business of the target company are all factors that determine the costs associated with completing a business combination transaction. The time and costs required to complete a business combination transaction can be ascertained once a business combination target has been identified. Any costs incurred with respect to evaluation of a prospective business combination that is not ultimately completed will result in a loss to us.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources than we will. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

We presently have no employees apart from our management. Our officers and directors are engaged in outside business activities and anticipate that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.   Properties

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.   Legal Proceedings

There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.  Removed and Reserved.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We do not have a trading symbol, and our common stock is not trading on any stock exchange. We are not aware of any market activity in our stock since its inception and through the date of this filing.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of February 28, 2011, there were 5 holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 20,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

On January 19, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among New Asia Partners LLC (“NAP”) and those certain other purchaser signatories thereto (the “Purchasers”) pursuant to which the Company (1) issued and sold an aggregate of 5,000,000 shares of Common Stock for an aggregate purchase price equal to $2,979 (the “Purchase Price”) and (2) issued unsecured promissory notes (the “Promissory Notes”) to the Purchasers for an aggregate principal amount equal to $37,021.

The Promissory Notes accrue interest at a rate of 8.25% per annum and are due on or before the earlier of (i) January 19, 2016 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) (the “Maturity Date”).

 The Purchase Agreement and the Form of Promissory Note were filed as Exhibits 10.1 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on January 25, 2011 and are incorporated herein by reference.

No brokers or finders were used and no commissions or other fees have been paid by the Company in connection with the sale of stock.  The sale of stock was made in reliance upon the exemption from registration promulgated by Section 4(2) under the Securities Act of 1933, as amended.

No securities have been issued for services during the period covered by this report. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

On January 19, 2011, the Company repurchased an aggregate of 10,000 shares of Common Stock from Ruth Shepley, the Company’s sole officer and director at the time, for an aggregate repurchase price equal to $40,000, pursuant to the terms and conditions of a repurchase agreement, dated January 19, 2011 (the “Repurchase Agreement”). The Repurchase Agreement was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2011 and is incorporated herein by reference.

Item 6.   Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company  is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

We do not currently engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.
We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has no funds in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

Our management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Through information obtained from industry professionals,  including attorneys, investment bankers, and other consultants with significant experience in the reverse merger industry and publications such as the Reverse Merger Report, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of February 28, 2011 and 2010, the Company had no assets.  As of February 28, 2011, the Company has liabilities equal to $37,497, comprised of accrued expenses and notes and interest payables. This compares with liabilities of $139, comprised of accrued expenses, as of February 28, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 24, 2010 (Inception) to February 28, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended February 28, 2011, the Company had a net loss of $37,358, consisting primarily of compensation expense related to the repurchase of common stock of $34,228, interest expense of $335, and legal, accounting, audit, and other professional service fees of $2,795 incurred in relation to the preparation and filing of the Company’s Registration Statement on Form 10 in April 2010 and the Company’s periodic reports.

For the period from February 24, 2010 (Inception) to February 28, 2010, the Company had a net loss of $1,139, consisting of general and administrative expenses.

For the cumulative period from February 24, 2010 (Inception) to February 28, 2011, the Company had a net loss of $38,497, consisting primarily of compensation expense related to the repurchase of common stock of $34,228,  interest expense of $335, and legal, accounting, audit, and other professional service fees of $3,934 incurred in relation to the formation of the Company, the preparation and filing of the Company’s Registration Statement on Form 10 in April 2010 and the Company’s periodic reports.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  We have had no revenues and have generated no operations.

In order to continue as a going concern and achieve a profitable level of operation, we will need, among other things, additional capital resources and to develop a consistent source of revenues.  Management's plans include seeking a merger with an existing operating company.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations.  The accompanying financial statements in this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. There are no critical accounting policies.

Recently Issued Accounting Pronouncements

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

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.   Financial Statements and Supplementary Data

Audited financial statements begin on the following page of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
DE Acquisition 2, Inc.
Minneapolis, MN

We have audited the accompanying balance sheet of DE Acquisition 2, Inc. as of February 28, 2011, and the related statements of of operations, shareholders' deficit and cash flows for the year then ended.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DE Acquisition 2, Inc. as of February 28, 2011 and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 3 to the financial statements, the company has suffered recurring losses from operations and has a shareholders' deficit and needs additional working capital.  These factors raise substantial doubt about its ability to continue as a going concern.  Managements plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN
May 26, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
  DE Acquisition 2, Inc.
  Spring, Texas

We have audited the accompanying consolidated balance sheet of DE Acquisition 2, Inc. as of February 28, 2010 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the period from February 24, 2010 (inception) through February 28, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DE Acquisition 2, Inc. as of February 28, 2010 and the results of operations and cash flows for the period from February 24, 2010 (inception) through February 28, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone Bailey, LLP
MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

March 5, 2010

DE ACQUISITION 2, INC.
 (A Development Stage Company)
Balance Sheets

	February 28, 2011	February 28, 2010

ASSETS
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES
Accrued expenses	$141	$139

Total current liabilities	141	139

Notes and interest payable - related parties	37,356	-

Total long-term liabilities	37,356	-

TOTAL LIABILITIES	37,497	139

SHAREHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 5,000,000 and 10,000 shares issued and outstanding at February 28, 2011 and 2010, respectively	500	1
Additional paid-in capital	500	999
Deficit accumulated during the development phase	(38,497)	(1,139)
TOTAL SHAREHOLDERS' DEFICIT	(37,497)	(139)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
 (A Development Stage Company)
Statements of Operations

	Year Ended February 28, 2011	From Inception (February 24, 2010) to February 28, 2010	From Inception (February 24, 2010) to February 28, 2011

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	37,023	1,139	38,162

Net operating loss	(37,023)	(1,139)	(38,162)

Interest expense	335	-	335

NET LOSS	$(37,358)	$(1,139)	$(38,497)

Net loss per share, basic and fully diluted	$(0.07)	$(0.11)	$(0.07)
Weighted average number of shares outstanding	570,521	10,000	562.946

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
 (A Development Stage Company)
Statements of Shareholders' Deficit
		Common Stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Shareholders' Deficit
	Date	Shares	Amount

February 24, 2010 (inception)	02/25/10	10,000	$1	$999	$-	$1,000

Net loss		-	-	-	(1,139)	(1,139)

Balance, February 28, 2010		10,000	1	999	(1,139)	(139)

Expenses paid by affiliates		-	-	2,793	-	2,793

Repurchase shares to treasury	01/19/11	(10,000)	(1)	(5,771)	-	(5,772)
Issue new shares to investors	01/19/11	5,000,000	500	2,479	-	2,979

Net loss		-	-	-	(37,358)	(37,358)

Balances, February 28, 2011		5,000,000	$500	$500	$(38,497)	$(37,497)

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
 (A Development Stage Company)
Statements of Cash Flows

	Year Ended February 28, 2011	From Inception (February 24, 2010) to February 28, 2010	From Inception (February 24, 2010) to February 28, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(37,358)	$(1,139)	$(38,497)

Adjustments to reconcile net loss with cash used in operations:
Common stock issued for services	-	1,000	1,000
Reimbursement of expenses by affiliate	2,793	-	2,793
Compensation expense related to stock repurchase	34,228	-	34,228

Changes in operating assets and liabilities:
Accrued expenses	2	139	141
Related-party interest	335	-	335

Net cash used in operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Net cash provided by financing activities	-	-	-

NET INCREASE / (DECREASE) IN CASH	-	-	-

Cash and cash equivalent at beginning of period	-	-	-
Cash and cash equivalent at end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Reimbursement of expenses by affiliate	$2,793	$-	$2,793

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
 (A Development Stage Company)
Notes to Financial Statements
February 28, 2011 and 2010

NOTE 1 – NATURE OF ORGANIZATION

Business and Organization

DE Acquisition 2, Inc., a development stage company (the “Company”), was incorporated under the laws of the State of Delaware on February 24, 2010.  The financial statements represent only those transactions of DE Acquisition 2, Inc.  The Company is looking to merge with or acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is not conducting negotiations with any target business.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Use of Estimates

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Company will consider all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at February 28, 2011 or 2010.

Equity Issued for Services

The Company accounts for equity instruments issued for services and goods to non-employees under “FASB ASC 505-50-1” Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and “FASB ASC 505-50-25” Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. Generally, the equity instruments issued for services and goods are shares of the Company’s common stock, warrants or options to purchase shares of the Company’s common stock. These shares, warrants or options are either fully-vested and exercisable at the date of grant or vest over a certain period during which services are provided. The Company expenses the fair market value of these securities over the period in which the related services are received.

Revenue Recognition

The Company will recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable, and collection is reasonable assured.

Basic and Diluted Net Loss Per Share

The Company follows ASC No. 260, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss)  by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the year ended February 28, 2011 and the period from inception (February 24, 2010) to February 28, 2010, there were no common stock equivalents.

Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets likely.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.   The Company has had no revenues and has generated from operations an accumulated loss of $38,497 from February 24, 2010 (inception) to February 28, 2011.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues.   Management's plans include seeking a merger with an existing operating company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – COMMON STOCK

Holders of shares of common stock, the only class of stock registered under the Company’s Form 10-12G, shall be entitled to cast one vote for each common share held at all stockholder meetings for all purposes, including the election of directors.  The common stock does not have cumulative voting rights.

On February 25, 2010, the Company issued 10,000 shares to Ruth Shepley.

As is explained in Note 6, the Company acquired Ms. Shepley’s shares in return for $40,000 in cash and simultaneously entered into an agreement to with five accredited investors to issue 5,000,000 shares for a total of $2,979.

NOTE 5 – INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended February 28, 2011 and 2010 due to the following:

	February 28, 2011	February 28, 2010
Estimated tax benefit	$1,665	$444
Valuation allowance	(1,665)	(444)
Net deferred tax asset	$-	$-

At February 28, 2011, the Company had net operating loss carry- forwards of approximately $4,269 that may be offset against future taxable income through 2031.  No tax benefit has been reported in the February 28, 2011 or 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company had no significant unrecognized tax benefits as of February 28, 2011, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective future tax rate.

The Company is subject to U.S. federal, state or local income tax examination by authorities since inception.  The Company is not currently under examination by any taxing jurisdiction.  In event of any future tax assessments, the Company has elected to record the income taxes and any related interest and penalties as income tax expense on the statements of operations.

NOTE 6 – CHANGE IN CONTROL

On January 19, 2011, the Company entered into an arrangement with our previous sole shareholder, Ruth Shepley, to acquire all 10,000 of her shares in exchange for $40,000 in cash.  Simultaneously, the Company entered into an agreement with five accredited investors to issue 5,000,000 shares for a total of $2,979.  In addition, these investors loaned the Company $37,021 in order to affect the transaction with Ms. Shepley.  See Note 7 for additional information on these investor loans.  We accounted for the repurchase of the 10,000 shares as a reduction in Additional Paid-in Capital in the amount of $5,771, a reduction in common stock of $1 and compensation expense of $34,228.

Concurrent with the change of control, Ruth Shepley, the Company’s previous sole officer and director prior to the closing date appointed Dennis Nguyen to serve as the President and Treasurer and Todd Vollmers to serve as the Vice President and Secretary of the Company, effective upon Ms. Shepley’s resignation from all officer positions held with the Company immediately after the consummation of the transactions contemplated by the purchase agreement.  Additionally, Ms. Shepley appointed Mr. Nguyen to serve as the sole director of the Company effective immediately upon Ms. Shepley’s resignation as director, such resignation to be effective ten days following the filing of the Company’s Schedule 14f-1 with the Securities and Exchange Commission on January 19, 2011 (the “Effective Date”).  Mr. Nguyen is the Chairman of New Asia Partners, LLC (“NAP”), with voting and investment control over 90% of the shares of common stock owned by NAP and therefore may be deemed to beneficially own 3,776,850 of the Company’s common stock, representing 75.53% of the issued and outstanding common stock of the Company as of January 19, 2011. Mr. Vollmers serves as General Counsel to NAP with voting and investment control over 10% of the shares of Common Stock owned of record by NAP and therefore, may be deemed to beneficially own 419,650 of the Company’s common stock, representing 8.39% of the issued and outstanding shares of the Company’s common stock  as of January 19, 2011.

NOTE 7 – RELATED PARTY NOTES PAYABLE

On January 19, 2011, the Company issued promissory notes payable to four new shareholders of the Company (see Note 6) in the amount of $37,021 in exchange for those investors’ paying Ms. Shepley for her outstanding shares, thereby affecting a change in control of the Company.

These notes bear interest at 8.25% annually and are due at the earlier of (a) January 19, 2016 or (b) the date that the Company, or any wholly-owned subsidiary of the Company, consummates a business combination with an operating company in a reverse merger or reverse takeover transaction, or enters into any transaction that would cause the Company to cease being a shell as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued and determined there were none.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

On April 29, 2011, the Company dismissed MaloneBailey, LLP (“MaloneBailey”) as its independent registered public accountant and engaged Baker Tilly Virchow Krause, LLP (“BTVK”) as its new independent registered public accountant.

Since February 24, 2010 (inception) through February 28, 2011, and the interim period preceding the dismissal of MaloneBailey, there were (1) no disagreements between the Company and MaloneBailey on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of MaloneBailey, would have caused MaloneBailey to make reference to the subject of that disagreement in its reports on the Company’s financial statements, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the Principal Executive Officer and Principal Financial Officer, concluded that the Company’s disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

As of February 28, 2011, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organization of the Treadway Commission.   Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of February 28, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to Section 404(c) of the Sarbanes-Oxley Act that permits us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended February 28, 2011 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.   Other Information

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position Held with the Company
Ruth Shepley (1)	65	Former President, Secretary, Treasurer and Director
Dennis Nguyen	41	President, Treasurer and Sole Director
Todd Vollmers	43	Vice President and Corporate Secretary

(1)
On January 19, 2011 (the “Closing Date”), we experienced a change in our board of directors and management pursuant to the terms and conditions of a Purchase Agreement. Pursuant to the Purchase Agreement, Ruth Shepley, the Company’s sole officer and director prior to the Closing Date appointed Dennis Nguyen to serve as the President and Treasurer and Todd Vollmers to serve as the Vice President and Secretary of the Company, effective upon Ms. Shepley’s resignation from all officer positions held with the Company immediately after the consummation of the transactions contemplated by the Purchase Agreement.  Additionally, Ms. Shepley appointed Mr. Nguyen to serve as the sole director of the Company effective immediately upon Ms. Shepley’s resignation as director, such resignation to be effective ten days following the filing of the Company’s Schedule 14f-1 with the Securities and Exchange Commission on January 19, 2011.

Set forth below is a brief description of the background and business experience of our executive officers and our sole director.

Dennis Nguyen currently serves as Chairman of New Asia Partners, LLC (“NAP”), a private equity group that provides financial, strategic and operational guidance to small to medium sized enterprises based in the People’s Republic of China (“China”) since its founding in April of 2010.   NAP is dedicated to working with Chinese enterprises in the health sciences, consumer/retail, and energy/environmental sectors in order to help them sustain high growth rates and list on the international capital markets. From 2002 to April of 2010, Mr. Nguyen served in the same capacity as Chairman of its predecessor entity, the New Asia Partners Group. From July 2006 through December 2008, Mr. Nguyen served as a director of Wuyi International Pharmaceutical Company Limited, a Fujian-based pharmaceutical manufacturer listed on the Hong Kong Stock Exchange (code: 1889.HK). From May 2005 through May 2006, he served as a director of Sino-Environment Technology Group Limited, a Fujian-based environmental waste management solutions provider listed on the Singapore Stock Exchange (code: Y62.SI). From December 2005 through June 2008, Mr. Nguyen served as Vice Chairman of China Huiyin, a Jiangsu-based household appliance retail chain (predecessor company of Huiyin Appliances, a company listed on the Hong Kong Stock Exchange (code 1280.HK)).

Todd R. Vollmers has served as General Counsel for NAP since April of 2010, and is responsible for managing legal issues and coordinating legal work for the Company in the U.S. and China.  From December 2009 to April 2010, Mr. Vollmers served in the same capacity as General Counsel of NAP’s predecessor entity, the New Asia Partners Group.  Prior to that, from September 2007 through December 2009, Mr. Vollmers served as the President and Chief Manager of Vollmers Properties, LLC, during which time he built and managed a portfolio of investment real estate worth over $1,000,000.  From January 2006 through August 2007, Mr. Vollmers served as a Senior Administrative Officer with the Minnesota Department of Commerce, responsible for various projects for the Commerce Commissioner, particularly in the areas of the department’s regulatory oversight of the insurance and real estate industries, and was selected to direct healthcare reform efforts for the Governor’s Health Cabinet on methods to reduce healthcare costs through administrative uniformity and simplification. During the 2004 presidential campaign, from April 2004 to September 2004, Mr. Vollmers worked as paid staff for Bush-Cheney ’04, Inc., and then from September 2004 to November 2004, for the Republican National Committee as the Election Day Coordinator for Minnesota, recruiting, training, and assigning lawyers to observe voting and compliance with Minnesota election law.  From July 2001 to April 2004, Mr. Vollmers was an attorney in the Office of General Counsel, U.S. Department of Commerce, where he provided legal advice to client agencies within the International Trade Administration, and assisted U.S. companies with problems involving foreign trade compliance under applicable trade agreements related to trade in goods, trade in services, and other issues, through the interagency process and discussions with foreign governments.

(b)	Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)	Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)	Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past ten years.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended February 28, 2011 and written representations that no other reports were required, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year:

Name	Number of Late Reports	Number of Transaction not Reported on a Timely Basis	Required Form Failed to File
Ruth Shepley	2	2	Form 3 and Form 4

Code of Ethics

On May 24, 2011 we adopted a formal Code of Business Conduct and Ethics that applies to our senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics has been filed as Exhibit 14.1 to this Form 10-K.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue search for a qualified individual for hire.

Item 11.  Executive Compensation

Summary Compensation Table

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended February 28, 2010 and February 28, 2011 and through the date of this filing.

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ruth Shepley (1)	2011	-	-	-	-	-	-	$34,228 (4)	$34,228
	2010	-	-	-	-	-	-	-	-
Dennis Nguyen(2)	2011	-	-	-	-	-	-	-	-
Todd Vollmers(3)	2010 2011 2010	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

1.	Ms. Shepley was the President, Secretary, Treasurer and director of the Company prior to the change in control on January 19, 2011.

2.	Dennis Nguyen was appointed to serve as President and Treasurer of the Company on January 19, 2011 and as sole director effective upon the resignation of Ruth Shepley ten days later.

3.	Todd Vollmers was appointed to serve as Vice President and Secretary of the Company on January 19, 2011.

4.	$34,228 of the $40,000 paid by the Company for the repurchase of Ms. Shepley’s shares in connection with the change in control was accounted for as compensation.

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers or directors.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers or directors.

In connection with the change of control that occurred on January 19, 2011, the Company repurchased 10,000 shares of Common Stock from Ruth Shepley for an aggregate repurchase price equal to $40,000. The repurchase of the 10,000 shares was accounted for as a reduction in Additional Paid-in Capital in the amount of $5,771, a reduction in Common Stock of $1 and a compensation expense of $34,228.

Except as disclosed herein, we have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director during the period from inception to February 28, 2010 and in the year ended  February 28, 2011 and through the date of this filing.

Except as disclosed herein, we do not currently compensate our officers or directors with cash, stock, options or some combination of the above, we reserve the right to provide compensation at some time in the future.  Our decision to compensate officers or directors depends on the availability of our cash resources with respect to the need for cash to further our business purposes.

Outstanding Equity Awards at Fiscal Year-End

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer as of the date of this filing.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Ruth Shepley	-	-	-	-	-	-	-	-	-
Dennis Nguyen	-	-	-	-	-	-	-	-	-
Todd Vollmers	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Stock Option Plans

We did not have a stock option plan during the fiscal years ended February 28, 2010 and February 28, 2011 and through the date of this filing.

Compensation Committee and Insider Participation

We do not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Compensation Committee Report

We do not have a standing compensation committee or a committee performing similar function, and therefore do not have a compensation committee report.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           The following tables set forth certain information as of May 31, 2011, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

New Asia Partners, LLC US Bancorp Center, Suite 2690 800 Nicollet Mall Minneapolis, MN 55402	4,196,500	83.93%

Dennis Nguyen (1) US Bancorp Center, Suite 2690 800 Nicollet Mall Minneapolis, MN 55402	3,776,850 (2)	75.54%

Todd Vollmers (3) US Bancorp Center, Suite 2690 800 Nicollet Mall Minneapolis, MN 55402	419,650 (4)	8.39%

Terril H. Peterson 3017 West 97th Street Bloomington, MN 55431	643,000 (5)	12.86%

Pinnacle Investment Group, LLC 3017 West 97th Street Bloomington, MN 55431	643,000	12.86%

Newport Capital, LLC 2740 West Lake of the Isles Parkway Minneapolis, MN 55416	3,776,850 (6)	75.54%

Wildwood Capital LLC 2461 Wildwood Dr. Shakopee, MN 55379	419,650 (7)	8.39%

All Directors and Officers as a Group (2 individuals)	4,196,500	83.93%

(1)	Dennis Nguyen serves as President, Treasurer and sole Director of the Company.

(2)
Represents 3,776,850 of the 4,196,500 shares of common stock owned of record by New Asia Partners, LLC (“NAP”). Mr. Nguyen is the Chairman of NAP and is the sole member of Newport Capital, LLC which owns 90% of the outstanding membership interests of NAP. Therefore, Mr. Nguyen may be deemed to beneficially own 3,776,850 of the shares owned by NAP, representing 75.54% of the shares of the Company.

(3)	Mr. Vollmers serves as Vice President and Corporate Secretary of the Company.

(4)
Represents 419,650 of the 4,196,500 shares of common stock owned of record by NAP. Mr. Vollmers is the General Counsel to NAP and owns all of the outstanding membership interests in Wildwood Capital LLC which owns 10% of the outstanding membership interests of NAP. Therefore, Mr. Vollmers may be deemed to beneficially own 419,650 of the shares owned by NAP, representing 8.39% of the shares of the Company.

(5)
 Represents the shares of common stock owned by Pinnacle Investment Group, LLC (“Pinnacle”). Mr. Peterson serves as the General Partner of Pinnacle and has sole voting and investment power with respect to the shares of common stock of the Company owned by Pinnacle and therefore may be deemed to beneficially own the shares of common stock owned by Pinnacle.

(6)	Represents 3,776,850 of the 4,196,500 shares of common stock owned of record by NAP. Newport Capital, LLC owns 90% of the outstanding membership interests of NAP and therefore may be deemed to be the beneficial owner of 90% of the shares of common stock owned by NAP, representing 75.54% of the shares of the Company.

(7)	Represents 419,650 of the 4,196,500 shares of common stock owned of record by NAP. Wildwood Capital LLC owns 10% of the outstanding membership interests of NAP and therefore may be deemed to beneficially own 419,650 of the shares owned by NAP, representing 8.39% of the shares of the Company.

b)	The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

We utilize the office space and equipment of our management at no cost.

On January 19, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”), by and among New Asia Partners LLC (“NAP”) and those certain other purchasers (the “Purchasers”) pursuant to which the Company issued and sold NAP and the Purchasers an aggregate of 5,000,000 shares of Common Stock for an aggregate purchase price equal to $2,979. Such Purchasers are Pinnacle Investment Group, LLC, Shellback Financial, LLC, Randy Nitzsche and Robert Castle.

In connection with the terms and conditions of the Purchase Agreement, the Company also issued promissory notes (the “Promissory Notes”) to the Purchasers for an aggregate principal amount equal to $37,021. The Promissory Notes accrue interest at a rate of 8.25% per annum and are due on or before the earlier of (i) January 19, 2016 or (ii) the date that the Company (or a wholly owned subsidiary of the Company) consummates a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended) (the “Maturity Date”).

Pursuant to the Purchase Agreement, NAP purchased 4,196,500 shares (the “NAP Shares”) of Common Stock to NAP for an aggregate purchase price equal to $2,500. Mr. Nguyen, our current President, Secretary and sole Director, is the Chairman of NAP, with voting and investment control over 90% of the shares of Common Stock owned by NAP and therefore may be deemed to beneficially own 3,776,850 of the NAP Shares, representing 75.54% of the issued and outstanding Common Stock of the Company as of January 19, 2011. Mr. Vollmers serves as General Counsel to NAP with voting and investment control over 10% of the shares of Common Stock owned of record by NAP and therefore, may be deemed to beneficially own 419,650 of the NAP Shares, representing 8.39% of the issued and outstanding shares of Common Stock of the Company as of January 19, 2011.

The Purchase Agreement and the Form of Promissory Note were filed as Exhibits 10.1 and 4.1, respectively, to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2011 and are incorporated herein by reference.

On January 19, 2011, the Company repurchased an aggregate of 10,000 shares of Common Stock from Ruth Shepley, the Company’s sole officer and director at the time, for an aggregate repurchase price equal to $40,000, pursuant to the terms and conditions of a repurchase agreement, dated January 19, 2011 (the “Repurchase Agreement”). The Repurchase Agreement was filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 25, 2011 and is incorporated herein by reference.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation. Under such definition, Dennis Nguyen, our sole director, would not be considered independent as he also serves as an officer of the Company.

Item 14.   Principal Accounting Fees and Services

Baker Tilly Virchow Krause, LLP (“BTVK”) is the Company’s independent registered public accounting firm. MaloneBailey, LLP (“MaloneBailey”) was the Company’s independent registered public accounting firm from February 24, 2010 (Inception) to April 29, 2011. On April 29, 2011, the Company dismissed Malone Bailey and engaged BTVK as its independent registered public accounting firm.

Below is the table of audit fees (amounts in US$) billed by MaloneBailey in connection with the audit of the Company’s annual financial statements and quarterly reviews for the years ended:

	Audit Services	Audit Related Fees	Tax Fees	Other Fees
February 24, 2010 to February 28, 2010	-	-	-	-
Year ended February 28, 2011	$2,400	$0	$0	$0

BTVK was not engaged as the Company’s independent registered public accounting firm until April 29, 2011, and therefore there were was no fees billed by BTVK during the fiscal years ended February 28, 2011 and 2010.

Audit Committee’s Pre-Approval Process

 The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors

PART IV

Item 15.   Exhibits, Financial Statements Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

*Page F-1 follows page 11 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

**4.1	Form of Promissory Note, dated January 19, 2011, issued to Purchasers

**10.1	Securities Purchase Agreement, dated January 19, 2011

**10.2	Repurchase Agreement, dated January 19, 2011

14.1	Code of Ethics

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended February 28, 2011

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended February 28, 2011

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on April 6, 2010, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 25, 2011, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 31, 2011	DE ACQUISIITON 2, INC. By: /s/ Dennis Nguyen
Dennis Nguyen
President
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Dennis Nguyen	President and Sole Director	May 31, 2011
Dennis Nguyen