Form 10-Q
period 2011-08-31
DE Acquisition 2, Inc.
filed 2011-09-30
CIK 1487906

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53925

DE Acquisition 2, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2205650
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of September 29, 2011.

DE ACQUISITION 2, INC.

- INDEX -

PART I – FINANCIAL INFORMATION:		Page

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of August 31, 2011 and February 28, 2011	1

	Statements of Operations for the Three and Six Months Ended August 31, 2011 and 2010 and for the Cumulative Period from February 24, 2010 (Inception) to August 31, 2011	2

	Statement of Shareholders Deficit from February 24, 2010 (Inception) to August 31, 2011	3

	Statements of Cash Flows for the Six Months Ended August 31, 2011 and 2010 and for the Cumulative Period from February 24, 2010 (Inception) through August 31, 2011	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults Upon Senior Securities	10

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11

Signatures		12

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

DE ACQUISITION 2, INC.
 (A Development Stage Company)
Balance Sheets

	August 31, 2011	February 28, 2011

ASSETS
Cash and cash equivalents	$975	$-

TOTAL ASSETS	$975	$-

LIABILITIES
Accrued expenses	$-	$141

Total current liabilities	-	141

Notes and interest payable – related parties	39,896	37,356

TOTAL LIABILITIES	39,896	37,497

SHAREHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 5,000,000 shares issued and outstanding at August 31, 2011 and February 28, 2011,	500	500
Additional paid-in capital	11,710	500
Deficit accumulated during the development phase	(51,131)	(38,497)
TOTAL SHAREHOLDERS' DEFICIT	(38,921)	(37,497)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$975	$-

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
 (A Development Stage Company)
Statements of Operations

	Three Months Ended August 31, 2011	Three Months Ended August 31, 2010	Six Months Ended August 31, 2011	Six Months Ended August 31, 2010	From Inception (February 24, 2010) to August 31, 2011

Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	860	2,058	11,094	2,162	49,256

Net operating loss	(860)	(2,058)	(11,094)	(2,162)	(49,256)

Interest expense	770	-	1,540	-	1,875

NET LOSS	$(1,630)	$(2,058)	$(12,634)	$(2,162)	$(51,131)

Net loss per share, basic and fully diluted	$(0.00)	$(0.21)	$(0.00)	$(0.22)	$(0.03)
Weighted average number of shares outstanding	5,000,000	10,000	5,000,000	10,000	2,036,625

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
 (A Development Stage Company)
Statement of Shareholders' Deficit

		Common Stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Shareholders' Deficit
	Date	Shares	Amount

February 24, 2010 (inception)	02/25/10	10,000	$1	$999	$-	$1,000

Net loss		-	-	-	(1,139)	(1,139)

Balance, February 28, 2010		10,000	1	999	(1,139)	(139)

Expenses paid by affiliates		-	-	2,793	-	2,793

Repurchase shares to treasury	1/19/11	(10,000)	(1)	(5,771)	-	(5,772)
Issue new shares to investors	1/19/11	5,000,000	500	2,479	-	2,979

Net loss		-	-	-	(37,358)	(37,358)

Balances, February 28, 2011		5,000,000	500	500	(38,497)	(37,497)

Expenses paid by affiliates		-	-	11,210	-	11,210

Net loss		-	-	-	(12,634)	(12,634)

Balances, August 31, 2011		5,000,000	$500	$11,710	$(51,131)	$(38,921)

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
 (A Development Stage Company)
Statements of Cash Flows

	Six Months Ended August 31, 2011	Six Months Ended August 31, 2010	From Inception (February 24, 2010) to August 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,634)	$(2,162)	$(51,131)

Adjustments to reconcile net loss with cash used in operations:
Common stock issued for services	-	-	1,000
Reimbursement of expenses by affiliate	11,210	2,058	14,003
Compensation expense related to stock repurchase	-	-	34,228

Changes in operating assets and liabilities:
Accrued expenses	(141)	104	-
Related-party interest	1,540	-	1,875

Net cash used in operating activities	(25)	-	(25)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan from related party	1,000	-	1,000

Net cash provided by financing activities	1,000	-	1,000

NET INCREASE / (DECREASE) IN CASH	975	-	975

Cash and cash equivalent at beginning of period	-	-	-
Cash and cash equivalent at end of period	$975	$-	$975

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Reimbursement of expenses by affiliate	$11,210	$2,058	$14,003

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
 (A Development Stage Company)
Notes to Financial Statements
August 31, 2011
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

On July 15, 2011 the Company received a non-interest bearing due-upon-demand loan from a shareholder for $1,000.

Note 4 – Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated from operations an accumulated loss of $51,131 from February 24, 2010 (inception) to August 31, 2011.

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

Description of Business

DE Acquisition 2, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010 (Inception), with an objective to acquire, or merge with, an operating business. The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. As of August 31, 2011, the Company had not yet commenced any operations.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company has $975 of cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

Since our Registration Statement on Form 10 went effective, our management has not had any contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

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

Liquidity and Capital Resources

As of August 31, 2011, the Company had cash and cash equivalents of $975. The Company had no assets as of February 28, 2011. The Company’s liabilities as of August 31, 2011 totaled $39,896, comprised of notes and interest payable.  This compares with liabilities of $37,497, comprised of accrued expenses and notes and interest payables, as of February 28, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended August 31, 2011	Six Months Ended August 31, 2010	For the Cumulative Period from February 24, 2010 (Inception) to August 31, 2011
Net Cash (Used in) Operating Activities	$(25)	$-	$(25)
Net Cash (Used in) Investing Activities	$-	$-	$-
Net Cash Provided by Financing Activities	$1,000	$-	$1,000
Net Increase (Decrease) in Cash and Cash Equivalents	$975	$-	$975

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 24, 2010 (Inception) though August 31, 2011. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended August 31, 2011, the Company had a net loss of $1,630 and $12,634, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense.  This compares with a net loss of $2,058 and $2,162 for the three and six months ended August 31, 2010, respectively, consisting of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2010, and the preparation and filing of the Company’s periodic reports.

For the period from February 24, 2010 (Inception) to August 31, 2011, the Company had a net loss of $51,131 comprised of legal, accounting, audit, and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2010, the preparation and filing of the Company’s periodic reports on Form 10-Q and Form 10-K, and interest expense.

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

As of August 31, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 24, 2010.

*3.2	By-Laws.

31.1	Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011.

31.2	Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended August 31, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on April 6, 2010, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 29, 2011	DE ACQUISITION 2, INC.

	By:	/s/ Dennis Nguyen
Dennis Nguyen
President, Treasurer and Director
Principal Executive Officer
Principal Financial Officer