Form 10-K
period 2012-02-29
DE Acquisition 2, Inc.
filed 2013-07-02
CIK 1487906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 29, 2012

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to ________

Commission file number: 000-53925

DE ACQUISITION 2, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2205650
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3017 W. 97th St., Suite 117 Minneapolis, MN	55431
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number: (612) 889-8729

Securities registered under Section 12(b) of the Exchange Act:

Title of each class of common stock	Name of each exchange on which registered
None	not applicable

Securities registered under Section 12(g) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001	not applicable

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☒

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of August 31, 2011 was approximately $0.  All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

As of July 2, 2013, there were 5,000,000 shares of common stock, par value $.0001 per share, outstanding.

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

PART I

Item 1.   Description of Business

Company Overview

DE Acquisition 2, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010, with an objective to acquire, or merge with, an operating business.  The Company has not conducted any active operations since inception and through the date of this filing. The Company selected February 28 as its fiscal year end.

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

The analysis of new business opportunities is being undertaken by or under the supervision of our management. As of the date of this filing, we have not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for us. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

●	Potential for growth, indicated by new technology, anticipated market expansion or new products;

●	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

●	Strength and diversity of management, either in place or scheduled for recruitment;

●
Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

●	The cost of participation as compared to the perceived tangible and intangible values and potentials;

●	The extent to which the business opportunity can be advanced; and

●	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items.

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

Emerging Growth Company

The Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

The Company has also elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of (1) the last day of the fiscal year during which our revenues exceed $1 billion, (2) the date on which we issue more than $1 billion in non-convertible debt in a three year period, (3) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement filed pursuant to the Securities Act of 1933, as amended, or (4) when the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter. To the extent that we continue to qualify as a “smaller reporting company”, as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an emerging growth company may continue to be available to us as a smaller reporting company, including: (1) not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act; (2) scaled executive compensation disclosures; and (3) the requirement to provide only two years of audited financial statements, instead of three years.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

We do not have a trading symbol, and our common stock is not trading on any stock exchange. We are not aware of any market activity in our stock since its inception and through the date of this filing.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 500,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of July 2, 2013, there were 4 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the period covered by this report.

No securities have been issued for services during the period covered by this report. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company  is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had $1,230 in cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of February 29, 2012, the Company had assets equal to $1,230, comprised exclusively of cash and cash equivalents. This compares with assets equal to $0 as of February 28, 2011.  As of February 29, 2012, the Company’s liabilities totaled $54,525, comprised of accrued expenses and notes and interest payable. This compares with total liabilities of $37,497, comprised of accrued expenses and notes and interest payable to related parties, as of February 28, 2011.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from February 24, 2010 (Inception) to February 29, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended February 29, 2012, the Company had a net loss of $30,306, consisting primarily of legal, accounting, audit, and other professional service fees of $27,243 incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense of $3,063.  For the fiscal year ended February 28, 2011, the Company had a net loss of $37,358, consisting primarily of compensation expense related to the repurchase of common stock of $34,228, interest expense of $335, and legal, accounting, audit, and other professional service fees of $2,795 incurred in relation to the preparation and filing of the Company’s Registration Statement on Form 10 in April 2010 and the Company’s periodic reports.

For the cumulative period from February 24, 2010 (Inception) to February 29, 2012, the Company had a net loss of $68,803, consisting primarily of compensation expense related to the repurchase of common stock of $34,228, interest expense of $3,398, and legal, accounting, audit, and other professional service fees of $31,177 incurred in relation to the formation of the Company, the preparation and filing of the Company’s Registration Statement on Form 10 in April 2010 and the Company’s periodic reports.

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

Item 8. Financial Statements and Supplementary Data

Audited financial statements begin on the following page of this report.

INDEX TO FINANCIAL STATEMENTS

Financial Statements	Page*

Reports of Independent Registered Public Accounting Firms	15

Balance Sheets as of February 29, 2012 and February 28, 2011	16

Statements of Operations for the years ended February 29, 2012 and February 28, 2011, and the period from inception (February 24, 2010) to February 29, 2012	17

Statement of Stockholders’ Deficit for period from inception (February 24, 2010) to February 29, 2012	18

Statements of Cash Flows for the years ended February 29, 2012 and February 28, 2011, and the period from inception (February 24, 2010) to February 29, 2012	19

Notes to Financial Statements	20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
DE Acquisition 2, Inc.
Minneapolis, MN

We have audited the accompanying balance sheets of DE Acquisition 2, Inc. as of February 29, 2012 and February 28, 2011, and the related statements of operations, shareholders' deficit and cash flows for the year then ended.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DE Acquisition 2, Inc. as of February 29, 2012 and February 28, 2011 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern.  As discussed in Note 3 to the financial statements, the company has suffered recurring losses from operations and has a shareholders' deficit and needs additional working capital.  These factors raise substantial doubt about its ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN
July 2, 2013

DE ACQUISITION 2, INC.
(A Development Stage Company)
Balance Sheets

	February 29, 2012	February 28, 2011

ASSETS
Cash and cash equivalents	$1,230	$-

TOTAL ASSETS	$1,230	$-

LIABILITIES
Accrued expenses	$5,150	$141
Loan payable - related parties	7,956	-
Loan payable	1,000	-

Total current liabilities	14,106	141

Notes and interest payable - related parties	40,419	37,356

TOTAL LIABILITIES	54,525	37,497

SHAREHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 5,000,000 and 10,000 shares issued and outstanding at February 29, 2012 and February 28, 2011, respectively	500	500
Additional paid-in capital	15,008	500
Deficit accumulated during the development phase	(68,803)	(38,497)
TOTAL SHAREHOLDERS' DEFICIT	(53,295)	(37,497)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,230	$-

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Operations

	Year Ended February 29, 2012	Year Ended February 28, 2011	From Inception (February 24, 2010) to February 29, 2012

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	27,243	37,023	65,405

Net operating loss	(27,243)	(37,023)	(65,405)

Interest expense	3,063	335	3,398

NET LOSS	$(30,306)	$(37,358)	$(68,803)

Net loss per share, basic and fully diluted	$(0.01)	$(0.07)	$(0.02)
Weighted average number of shares outstanding	5,000,000	570,521	2,769,416

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Shareholders' Deficit

		Common Stock		Additional Paid In	Deficit Accumulated During the Development	Total Shareholders'
	Date	Shares	Amount	Capital	Stage	Deficit

February 24, 2010 (inception)	02/25/10	10,000	$1	$999	$-	$1,000

Net loss		-	-	-	(1,139)	(1,139)

Balance, February 28, 2010		10,000	1	999	(1,139)	(139)

Expenses paid by affiliates		-	-	2,793	-	2,793

Repurchase shares to treasury	01/19/11	(10,000)	(1)	(5,771)	-	(5,772)
Issue new shares to investors	01/19/11	5,000,000	500	2,479	-	2,979

Net loss		-	-	-	(37,358)	(37,358)

Balances, February 28, 2011		5,000,000	500	500	(38,497)	(37,497)

Expenses paid by affiliates		-	-	14,508	-	14,508
Net loss		-	-	-	(30,306)	(30,306)

Balances, February 29, 2012		5,000,000	$500	$15,008	$(68,803)	$(53,295)

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended February 29, 2012	Year Ended February 28, 2011	From Inception (February 24, 2010) to February 29, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,306)	$(37,358)	$(68,803)

Adjustments to reconcile net loss with cash used in operations:
Common stock issued for services	-	-	1,000
Reimbursement of expenses by affiliate	14,508	2,793	17,301
Compensation expense related to stock repurchase	-	34,228	34,228

Changes in operating assets and liabilities:
Accrued expenses	5,009	2	5,150
Related-party interest	3,063	335	3,398

Net cash used in operating activities	(7,726)	-	(7,726)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - related parties	7,956	-	7,956
Proceeds from loans payable	1,000	-	1,000

Net cash provided by financing activities	8,956	-	8,956

NET INCREASE / (DECREASE) IN CASH	1,230	-	1,230

Cash and cash equivalent at beginning of period	-	-	-
Cash and cash equivalent at end of period	$1,230	$-	$1,230

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Reimbursement of expenses by affiliate	$14,508	$2,793	$17,301

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Notes to Financial Statements
February 29, 2012 and February 28, 2011

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

Cash and Cash Equivalents

The Company will consider all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at February 28, 2011.

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

Basic and Diluted Net Loss Per Share

The Company follows ASC No. 260, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the years ended February 29, 2012 and February 28, 2011 and the period from inception (February24, 2010) to February 28,2012, there were no common stock equivalents.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated from operations an accumulated loss of $68,803 from February 24, 2010 (inception) to February 29, 2012.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended February 29, 2012 and February 28, 2011 due to the following:

	February 29, 2012	February 28, 2011
Estimated tax benefit	$13,484	$1,665
Valuation allowance	(13,484)	(1,665)
Net deferred tax asset	$-	$-

At February 29, 2012, the Company had net operating loss carry- forwards of approximately $34,575 that may be offset against future taxable income through 2032.  No tax benefit has been reported in the February 29, 2012 or February 28, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company had no significant unrecognized tax benefits as of February 29, 2012, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective future tax rate.

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

NOTE 7 – RELATED PARTY NOTES PAYABLE AND LOANS PAYABLE

On January 19, 2011, the Company issued promissory notes payable to four new shareholders of the Company (see Note 6) in the amount of $37,021 in exchange for those investors’ paying Ms. Shepley for her outstanding shares, thereby affecting a change in control of the Company.

These notes bear interest at 8.25% annually and are due at the earlier of (a) January 19, 2016 or (b) the date that the Company, or any wholly-owned subsidiary of the Company, consummates a business combination with an operating company in a reverse merger or reverse takeover transaction, or enters into any transaction that would cause the Company to cease being a shell as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  In addition to the principal amount of $37,021, as of February 29, 2012 there was $3,398 of accrued interest on these notes.

During the year ended February 29, 2012, a shareholder paid expenses on behalf of the Company of $7.956.  The Company has recorded a liability as of February 29, 2012 of $7,956.  This loan is unsecured, non-interest bearing and payable on demand.

NOTE 8 - LOANS PAYABLE

At February 29,2012, the Company had an unsecured loan payable of $1,000.  The loan is due upon demand and is non-interest bearing.

NOTE 9 – SUBSEQUENT EVENTS

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

Since February 24, 2010 (inception) through February 28, 2011, and the interim period preceding the dismissal of MaloneBailey, there were (1) no disagreements between the Company and MaloneBailey on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of MaloneBailey, would have caused MaloneBailey to make reference to the subject of that disagreement in its reports on the Company’s financial statements, and (2) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

On April 29, 2011, the Company engaged Baker Tilly Virchow Krause, LLP (“BTVK”) as its new independent certifying public accountant. The engagement of BTVK was approved by the Company’s board of directors. During the two most recent fiscal years and the interim period preceding the engagement of BTVK, the Company has not consulted with BTVK regarding any matter that was either the subject of disagreement between the Company and its former auditor as described in Item 304(a)(1)(iv) or a reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

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

Evaluation of Internal Controls and Procedures

Management is also responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Since the end the period covered by this report, the Company has not filed annual or quarterly reports within the time periods specified in the SEC’s rules, regulations and related forms since its quarterly report on Form 10-Q for the fiscal quarter ended November 30, 2011 filed with the SEC on January 9, 2012. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of February 29, 2012 as we do not have the systems and controls in place to timely produce financial statements.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended February 29, 2012 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

(a) Identification of Directors and Executive Officers.

Todd Vollmers resigned as the Vice President and Secretary of the Company on May 24, 2012.

On October 10, 2012 (the “Closing Date”), the Company experienced a change in control and change in its board of directors and management pursuant to the terms and conditions of a securities purchase agreement, dated September 27, 2012(the “Purchase Agreement”). Pursuant to the Purchase Agreement, Dennis Nguyen, the Company’s sole officer and director immediately prior to the Closing Date, appointed Terril Peterson to serve as the President, Secretary and Treasurer of the Company, effective upon Mr. Nguyen’s resignation from all officer positions held with the Company immediately after the consummation of the transactions contemplated by the Purchase Agreement. Additionally, Mr. Nguyen appointed Mr. Peterson to serve as the sole director of the Company, effective immediately upon Mr. Nguyen’s resignation on the Closing Date.

The following table sets forth certain information regarding the Company’s sole director and executive officer:

Name	Age	Position Held with the Company
Terril Peterson	65	President, Secretary, Treasurer and Sole Director

Set forth below is a brief description of the background and business experience of our sole officer and director.

Terril H. Peterson, the President, Secretary, Treasurer and sole director of the Company as of October 10, 2012. Since April 2011, Mr. Terril Peterson has served as General Partner of Pinnacle Investment Group, which is an alternative asset management firm that invests in private, micro-cap and small-cap emerging growth companies. Between July 2007 and April 2011, Mr. Peterson served as the Vice President and General Manager of SoftBrands, an international software business that sells and services ERP solutions to global manufacturing companies. Prior to SoftBrands, Mr. Peterson also served as Executive Director of Manufacturing Systems for Control Data Corporations manufacturing. Mr. Peterson earned a Bachelor of Science degree in Mathematics and Computer Science from Colorado State University and a Masters in Business Administration from the University of St. Thomas.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Mr. Peterson, the Board of Directors considered his experience evaluating investments as General Partner at Pinnacle Investment Group.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended February 29, 2012, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Code of Ethics

On May 24, 2011 we adopted a formal Code of Business Conduct and Ethics that applies to our senior officers and directors (the “Code of Ethics”) that is designed to deter wrongdoing and to promote ethical conduct and full, fair, accurate timely and understandable reports that the Company files or submits to the Securities and Exchange Commission and others.  A form of the Code of Ethics was filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on May 31, 2011 and is incorporated herein by reference.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended February 28, 2011 and February 29, 2012 and through the date of this filing.

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Ruth Shepley (1)	2012	-	-	-	-	-	-	-		-
	2011	-	-	-	-	-	-	$34,228	(4)	$34,228
Dennis Nguyen (2)	2012	-	-	-	-	-	-	-		-
	2011	-	-	-	-	-	-	-		-
Todd Vollmers (3)	2012	-	-	-	-	-	-	-		-
	2011	-	-	-	-	-	-	-		-
Terril Peterson (5)	2012 2011	- -	- -	- -	- -	- -	- -	- -		- -

1.	Ms. Shepley was the President, Secretary, Treasurer and director of the Company prior to the change in control on January 19, 2011 (the “2011 Change in Control”).

2.
Dennis Nguyen was appointed to serve as President and Treasurer of the Company on January 19, 2011 and as sole director effective upon the resignation of Ruth Shepley ten days later. Mr. Nguyen resigned from all officer and director positions held with the Company, effective as of October 10, 2012.

3.	Todd Vollmers was appointed to serve as Vice President and Secretary of the Company on January 19, 2011. Mr. Vollmers resigned from all officer positions held with the Company on May 24, 2012.

4.	$34,228 of the $40,000 paid by the Company for the repurchase of Ms. Shepley’s shares in connection with the 2011 Change in Control was accounted for as compensation.

5.	Terril Peterson was appointed to serve as President, Secretary, Treasurer and sole director of the Company, effective upon Mr. Nguyen’s resignation on October 10, 2012.

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers or directors.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers or directors.

In connection with the 2011 Change of Control, the Company repurchased 10,000 shares of Common Stock from Ruth Shepley for an aggregate repurchase price equal to $40,000. The repurchase of the 10,000 shares was accounted for as a reduction in Additional Paid-in Capital in the amount of $5,771, a reduction in Common Stock of $1 and a compensation expense of $34,228.

Except as disclosed herein, we have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the years ended  February 29, 2012 and February 28, 2011 and through the date of this filing.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
Dennis Nguyen	-	-	-	-	-	-	-	-	-
Todd Vollmers	-	-	-	-	-	-	-	-	-
Terril Peterson	-	-	-	-	-	-	-	-	-

Stock Option Grants

We have not granted any stock options to the executive officers or directors since our inception.

Stock Option Plans

We did not have a stock option plan during the fiscal years ended February 29, 2012 and February 28, 2011 and through the date of this filing.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

On the Closing Date, Pinnacle Investment Group, LLC (“Pinnacle”), an existing stockholder of the Company purchased an aggregate of 4,196,500 shares of the Company’s common stock from New Asia Partners, LLC (“NAP”) pursuant to the terms and conditions of the Purchase Agreement. Upon the closing of the transactions contemplated by the Purchase Agreement, there was a change in control of the Company on the Closing Date (the “Transaction”).

Security Ownership of Certain Beneficial Owners and Management as of February 29, 2012

The following table set forth certain information with respect to the beneficial ownership of the Company’s common stock as of February 29, 2012 for (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)

New Asia Partners, LLC 2740 West Lake of the Isles Parkway Minneapolis, MN 55416	4,196,500	83.93%

Dennis Nguyen (3) 2740 West Lake of the Isles Parkway Minneapolis, MN 55416	4,196,500 (4)	83.93%

Newport Capital, LLC 2740 West Lake of the Isles Parkway Minneapolis, MN 55416	4,196,500 (5)	83.93%

Pinnacle Investment Group, LLC 3017 West 97th Street Bloomington, MN 55431	643,000	12.86%

Terril H. Peterson 3017 West 97th Street Bloomington, MN 55431	643,000 (6)	12.86%

Ellen M. Peterson 3017 West 97th Street Bloomington, MN 55431	643,000 (7)	12.86%

Jeffrey Peterson 3017 West 97th Street Bloomington, MN 5543	643,000 (8)	12.86%

All Directors and Officers as a Group (1 individual)	4,196,500	83.93%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise specified, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our common stock.

(2)	Based on 5,000,000 shares of common stock issued and outstanding immediately prior to the Closing Date.
(3)	Dennis Nguyen served as the President, Treasurer and sole Director of the Company immediately prior to the Closing Date.
(4)
Represents the 4,196,500 shares of common stock owned of record by New Asia Partners, LLC (“NAP”). Mr. Nguyen is the Chairman of NAP and is the sole member of Newport Capital, LLC, which owns 100% of the outstanding membership interests of NAP. Therefore, Mr. Nguyen may be deemed to beneficially own all of the shares of common stock owned by NAP, representing 83.93% of the Company.

(5)
Represents the 4,196,500 shares of common stock owned of record by NAP. Newport Capital, LLC owns 100% of the outstanding membership interests of NAP and therefore may be deemed to beneficially own all of the shares of common stock owned by NAP, representing 83.93% of the Company.

(6)
Represents the 643,000 shares of common stock owned of record by Pinnacle. Mr. Terril Peterson serves as the General Partner of Pinnacle and has shared voting and investment power with respect to shares of common stock of the Company owned by Pinnacle. Therefore Mr. Terril Peterson may be deemed to beneficially own the 643,000 shares of common stock owned by Pinnacle, representing 12.86% of the Company.

(7)
Represents the 643,000 shares of common stock owned of record by Pinnacle. Ellen Peterson serves as the General Partner of Pinnacle and has shared voting and investment power with respect to shares of common stock of the Company owned by Pinnacle. Therefore, Ellen Peterson may be deemed to beneficially own the 643,000 shares of common stock owned by Pinnacle, representing 12.86% of the Company.

(8)
Represents the 643,000 shares of common stock owned of record by Pinnacle. Mr. Jeffrey Peterson serves as the Managing Partner of Pinnacle and has shared voting and investment power with respect to shares of common stock of the Company owned by Pinnacle. Therefore, Mr. Jeffrey Peterson may be deemed to beneficially own the 643,000 shares of common stock owned by Pinnacle, representing 12.86% of the Company.

Security Ownership of Certain Beneficial Owners and Management After the Transaction

The following table set forth certain information with respect to the beneficial ownership of the Company’s common stock immediately following the Closing Date of the Transaction and continuing through the date of this filing for (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group. Unless otherwise specified, the address of each of the beneficial owners set forth below is c/o Pinnacle Investment Group, LLC, 3017 West 97th Street, Bloomington, MN 55431.

Name and Address	Amount and Nature of Beneficial Ownership (1)	Percentage of Class (2)
Pinnacle Investment Group, LLC	4,839,500	96.79%

Terril H. Peterson (3)	4,839,500 (4)	96.79%
Ellen M. Peterson	4,839,500 (5)	96.79%

Jeffrey Peterson	4,839,500 (6)	96.79%

All Directors and Officers as a Group (1 individual)	4,839,500	96.79%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise specified, each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to our common stock.

(2)	Based on 5,000,000 shares of common stock issued and outstanding immediately following the Closing Date and continuing through the date of this filing.
(3)	As of the Closing Date, Terril Peterson serves as the President, Secretary, Treasurer and sole director of the Company.
(4)
Represents the 4,839,500 shares of common stock owned of record by Pinnacle. Mr. Terril Peterson serves as the General Partner of Pinnacle and has shared voting and investment power with respect to shares of common stock of the Company owned by Pinnacle. Therefore Mr. Terril Peterson may be deemed to beneficially own the 4,839,000 shares of common stock owned by Pinnacle, representing 96.79% of the Company.

(5)
Represents the 4,839,500 shares of common stock owned of record by Pinnacle. Ellen Peterson serves as the General Partner of Pinnacle and has shared voting and investment power with respect to shares of common stock of the Company owned by Pinnacle. Therefore, Ellen Peterson may be deemed to beneficially own the 4,839,000 shares of common stock owned by Pinnacle, representing 96.79% of the Company.

(6)
Represents the 4,839,500 shares of common stock owned of record by Pinnacle. Mr. Jeffrey Peterson serves as the Managing Partner of Pinnacle and has shared voting and investment power with respect to shares of common stock of the Company owned by Pinnacle. Therefore, Mr. Jeffrey Peterson may be deemed to beneficially own the 4,839,000 shares of common stock owned by Pinnacle, representing 96.79% of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since the beginning of our 2012 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest other than compensation, as described under Item 11 of this Annual Report.

We utilize the office space and equipment of our management at no cost.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Director Independence

The Company is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent.  Under NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.  Under such definition, Dennis Nguyen, our sole director from January 29, 2011 to October 10, 2012, and the director who succeeded him, Terril Peterson, would not be considered independent as they have also served as officers of the Company.

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

Below is the table of audit fees billed by MaloneBailey in connection with the audit of the Company’s annual financial statements and quarterly reviews for the years ended:

	Audit Services	Audit Related Fees	Tax Fees	Other Fees
Year ended February 28, 2011	$2,400	$0	$0	$0
Year ended February 29, 2012	-	-	-	-

BTVK was not engaged as the Company’s independent registered public accounting firm until April 29, 2011, and therefore there were was no fees billed by BTVK during the fiscal years ended February 29, 2012 and February 28, 2011.

Below is the table of audit fees billed by BTVK in connection with the audit of the Company’s annual financial statements and quarterly reviews for the year ended:

	Audit Services	Audit Related Fees	Tax Fees	Other Fees
February 29, 2012	$5,150	-	-	-

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

Item 15. Exhibits, Financial Statements Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Reports of Independent Registered Public Accounting Firms	15

Balance Sheets as of February 29, 2012 and February 28, 2011	16

Statements of Operations for the years ended February 29, 2012 and February 28, 2011, and the period from inception (February 24, 2010) to February 29, 2012	17

Statement of Stockholders’ Deficit for period from inception (February 24, 2010) to February 29, 2012	18

Statements of Cash Flows for the years ended February 29, 2012 and February 28, 2011, and the period from inception (February 24, 2010) to February 29, 2012	19

Notes to Financial Statements	20

*Page F-1 follows page 11 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

**4.1	Form of Promissory Note, dated January 19, 2011, issued to Purchasers

**10.1	Securities Purchase Agreement, dated January 19, 2011

**10.2	Repurchase Agreement, dated January 19, 2011

***14.1	Code of Ethics

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended February 29, 2012

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended February 29, 2012

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS	XBRL INSTANCE DOCUMENT

101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL	XBRL TAXONOMY CALCULATION LINKBASE DOCUMENT

101.DEF	XBRL TAXONOMY DEFINITION LINKBASE DOCUMENT

101.LAB	XBRL TAXONOMY LABEL LINKBASE DOCUMENT

101.PRE	XBRL TAXONOMY PRESENTATION LINKBASE DOCUMENT

*	Filed as an exhibit to the Company's registration statement on Form 10, as filed with the SEC on April 6, 2010, and incorporated herein by this reference.

**	Filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the SEC on January 25, 2011, and incorporated herein by this reference.

***	Filed as an exhibit to the Company’s Annual Report on Form 10-K, as filed with the SEC on May 31, 2011, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 2, 2013	DE ACQUISIITON 2, INC. By: /s/ Terril Peterson
Terril Peterson
Principal Executive Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Terril Peterson	President, Secretary, Treasurer and Sole Director	July 2, 2013
Terril Peterson