Form 10-Q
period 2012-05-31
DE Acquisition 2, Inc.
filed 2013-07-02
CIK 1487906

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-53925

DE Acquisition 2, Inc.
(Exact name of registrant as specified in its charter)

Delaware	27-2205650
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification Number)

3017 W. 97th St., Suite 117, Minneapolis, MN 55431
(Address of principal executive offices)

(612) 889-8729
(Registrant’s telephone number, including area code)

c/o New Asia Partners, LLC, US Bancorp Center, Suite 2690, 800 Nicollet Mall, Minneapolis, MN 55402
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of July 2, 2013.

DE ACQUISITION 2, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of May 31, 2012 and February 29, 2012	4

	Statements of Operations for the Three Months Ended May 31, 2012 and 2011 and for the Cumulative Period from February 24, 2010 (Inception) to May 31, 2012	5

	Statement of Shareholders' Deficit from February 24, 2010 (Inception) to May 31, 2012	6

	Statements of Cash Flows for the Three Months Ended May 31, 2012 and 2011 and for the Cumulative Period from February 24, 2010 (Inception) through May 31, 2012	7

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Balance Sheets

	May 31, 2012	February 29, 2012

ASSETS
Cash and cash equivalents	$-	$1,230

TOTAL ASSETS	$-	$1,230

LIABILITIES
Accrued expenses	$5,400	$5,150
Loan payable - related parties	7,665	7,956
Loan payable	61	1,000

Total current liabilities	13,126	14,106

Notes and interest payable – related parties	41,188	40,419

TOTAL LIABILITIES	54,314	54,525

SHAREHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 5,000,000 shares issued and outstanding at May 31, 2012 and February 29, 2012	500	500
Additional paid-in capital	15,008	15,008
Deficit accumulated during the development phase	(69,822)	(68,803)
TOTAL SHAREHOLDERS' DEFICIT	(54,314)	(53,295)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$-	$1,230

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Operations

	Three Months Ended May 31, 2012	Three Months Ended May 31, 2011	From Inception (February 24, 2010) to May 31, 2012

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	250	10,234	65,655

Net operating loss	(250)	(10,234)	(65,655)

Interest expense	769	770	4,167

NET LOSS	$(1,019)	$(11,004)	$(69,822)

Net loss per share, basic and fully diluted	$(0.00)	$(0.00)	$(0.02)
Weighted average number of shares outstanding	5,000,000	5,000,000	3,017,258

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Shareholders' Deficit

		Common Stock		Additional Paid In	Deficit Accumulated During the Development	Total Shareholders'
	Date	Shares	Amount	Capital	Stage	Deficit

February 24, 2010 (inception)	02/25/10	10,000	$1	$999	$-	$1,000

Net loss		-	-	-	(1,139)	(1,139)

Balance, February 28, 2010		10,000	1	999	(1,139)	(139)

Expenses paid by affiliates		-	-	2,793	-	2,793
Repurchase shares to treasury	01/19/11	(10,000)	(1)	(5,771)	-	(5,772)
Issue new shares to investors	01/19/11	5,000,000	500	2,479	-	2,979
Net loss		-	-	-	(37,358)	(37,358)

Balances, February 28, 2011		5,000,000	500	500	(38,497)	(37,497)

Expenses paid by affiliates		-	-	14,508	-	14,508
Net loss		-	-	-	(30,306)	(30,306)

Balances, February 29, 2012		5,000,000	500	15,008	(68,803)	(53,295)

Net loss		-	-	-	(1,019)	(1,019)

Balances, May 31, 2012		5,000,000	$500	$15,008	$(69,822)	$(54,314)

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Cash Flows

	Three Months Ended May 31, 2012	Three Months Ended May 31, 2011	From Inception (February 24, 2010) to May 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,019)	$(11,004)	$(69,822)

Adjustments to reconcile net loss with cash used in operations:
Common stock issued for services	-	-	1,000
Reimbursement of expenses by affiliate	-	10,375	17,301
Compensation expense related to stock repurchase	-	-	34,228

Changes in operating assets and liabilities:
Accrued expenses	250	(141)	5,400
Related-party interest	769	770	4,167

Net cash used in operating activities	-	-	(7,726)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	-	-	7,956
Repayment of loans from related parties	(291)	-	(291)
Proceeds from loans payable	-	-	1,000
Repayment of loans payable	(939)	-	(939)

Net cash provided by (used in) financing activities	(1,230)	-	7,726

NET DECREASE IN CASH	(1,230)	-	-

Cash and cash equivalent at beginning of period	1,230	-	-
Cash and cash equivalent at end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Reimbursement of expenses by affiliate through additional paid-in capital	$-	$10,375	$17,301

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three Months Ended May 31, 2012 and 2011
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

Note 3 – Related Party Notes Payable and Loan Payable

On January 19, 2011, the Company issued promissory notes payable to four new shareholders of the Company in the amount of $37,021 in exchange for those investors’ paying Ms. Shepley for her outstanding shares, thereby affecting a change in control of the Company.

These notes bear interest at 8.25% annually and are due at the earlier of (a) January 19, 2016 or (b) the date that the Company, or any wholly-owned subsidiary of the Company, consummates a business combination with an operating company in a reverse merger or reverse takeover transaction, or enters into any transaction that would cause the Company to cease being a shell as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. In addition to the principal amount of $37,021, there was $4,167 and $3,398 of accrued interest on these notes as of May 31, 2012 and February 29,2012, respectively.

During the year ended February 29, 2012, a shareholder paid expenses on behalf of the Company of $7,956.  During the three months ended May 31, 2012, the Company repaid $291 of the loan.  The loan had a balance of $7,665 and $7,956 as of May 31, 2012 and February 29, 2012, respectively.  This loan is unsecured, non-interest bearing and payable on demand.

Note 4 – Loan Payable

The Company had an unsecured loan payable of $61 and $1,000 at May 31, 2012 and February 29, 2012, respectively.  The loan is due upon demand and is non-interest bearing.

Note 5 – Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated from operations an accumulated loss of $69,822 from February 24, 2010 (inception) to May 31, 2012.

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

Description of Business

DE Acquisition 2, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010 (Inception), with an objective to acquire, or merge with, an operating business.  The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.  As of May 31, 2012, the Company had not yet commenced any operations.

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

In addition, the Company is an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act, and exemptions from the requirements of Sections 14A(a) and (b) of the Securities Exchange Act of 1934 to hold a nonbinding advisory vote of shareholders on executive compensation and any golden parachute payments not previously approved.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.  As of the date of the period covered by this report, the Company has no cash in its treasury. There are no assurances that the Company will be able to secure any additional funding as needed.  Currently, however, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target Company and enter into a possible reverse merger with such Company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

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

 Liquidity and Capital Resources

As of May 31, 2012, the Company had no assets.  The Company had $1,230 of assets as of February 29, 2012 comprised of cash and cash equivalents. The Company’s liabilities as of May 31, 2012 totaled $54,314, comprised primarily of notes and interest payable to related parties and accrued expenses.  This compares with liabilities of $54,525, comprised primarily of notes and interest payable to related parties and accrued expenses, as of February 29, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Three Months Ended May 31, 2012	Three Months Ended May 31, 2011	For the Cumulative Period from February 24, 2010 (Inception) to May 31, 2012
Net Cash Used in Operating Activities	$-	$-	$(7,726)
Net Cash Provided by Investing Activities	$-	$-	$-
Net Cash (Used in) Provided by Financing Activities	$(1,230)	$-	$7,726
Net Decrease in Cash and Cash Equivalents	$(1,230)	$-	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from February 24, 2010 (Inception) though May 31, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended May 31, 2012, the Company had a net loss of $1,019 consisting of professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense.  This compares with a net loss of $11,004 for the three months ended May 31, 2011 consisting of professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense.

For the period from February 24, 2010 (Inception) to May 31, 2012, the Company had a net loss of $69,822 comprised of professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2010, the preparation and filing of the Company’s periodic reports on Form 10-Q and Form 10-K, and interest expense.

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

Emerging Growth Company

As an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), the Company has elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act. This election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4.        Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, within the meaning of Rule 13a-15 and Rule 15d-15 of the Exchange Act, are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end the period covered by this report, the Company had not filed annual or quarterly reports within the time periods specified in the SEC’s rules, regulations and related forms since its quarterly report on Form 10-Q for the fiscal quarter ended November 30, 2011 filed with the SEC on January 9, 2012. We carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2012. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended May 31, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

On May 24, 2012, Todd Vollmers resigned as the Vice President and Secretary of the Company.

As disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 16, 2012, the Company experienced a change in control and change in its board of directors (the “Board”) on October 10, 2012 as a result of the closing of the transactions contemplated by that certain securities purchase agreement, dated September 27, 2012, by and between New Asia Partners, LLC and Pinnacle Investment Group, LLC (the “Purchase Agreement”). In accordance with the terms and conditions of the Purchase Agreement, Dennis Nguyen, resigned as the Company’s sole officer and director prior to the closing and Terril Peterson was appointed to serve as President, Secretary, Treasurer and sole director of the Company, effective October 10, 2012.

Item 6.        Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 24, 2010.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended May 31, 2012.

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

Dated: July 2, 2013	DE ACQUISITION 2, INC.

	By:	/s/ Terril Peterson
Terril Peterson
Principal Executive Officer
Principal Financial Officer