Form 10-Q
period 2012-11-30
DE Acquisition 2, Inc.
filed 2013-07-02
CIK 1487906

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

DE ACQUISITION 2, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of November 30, 2012 and February 29, 2012	4

	Statements of Operations for the Three and Nine Months Ended November 30, 2012 and 2011 and for the Cumulative Period from February 24, 2010 (Inception) to November 30, 2012	5

	Statement of Shareholders' Deficit from February 24, 2010 (Inception) to November 30, 2012	6

	Statements of Cash Flows for the Nine Months Ended November 30, 2012 and 2011 and for the Cumulative Period from February 24, 2010 (Inception) through November 30, 2012	7

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Balance Sheets

	November 30, 2012	February 29, 2012

ASSETS
Cash and cash equivalents	$-	$1,230

TOTAL ASSETS	$-	$1,230

LIABILITIES
Accrued expenses	$-	$5,150
Loan payable - related parties	1,584	7,956
Loan payable	-	1,000

Total current liabilities	1,584	14,106

Notes and interest payable – related parties	42,720	40,419

TOTAL LIABILITIES	44,304	54,525

SHAREHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 5,000,000 shares issued and outstanding at November 30, 2012 and February 29, 2012	500	500
Additional paid-in capital	22,734	15,008
Deficit accumulated during the development phase	(67,538)	(68,803)
TOTAL SHAREHOLDERS' DEFICIT	(44,304)	(53,295)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$-	$1,230

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Operations

	Three Months Ended November 30, 2012	Three Months Ended November 30, 2011	Nine Months Ended November 30, 2012	Nine Months Ended November 30, 2011	From Inception (February 24, 2010) to November 30, 2012

Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	(3,816)	1,714	(3,566)	12,808	61,840

Net operating income (loss)	3,816	(1,714)	3,566	(12,808)	(61,840)

Interest expense	761	761	2,301	2,301	5,698

NET INCOME (LOSS)	$3,055	$(2,475)	$1,265	$(15,109)	$(67,538)

Net income (loss) per share, basic and fully diluted	$0.00	$(0.00)	$0.00	$(0.00)	$(0.02)
Weighted average number of shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000	3,376,152

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Shareholders' Deficit

		Common Stock		Additional Paid In	Deficit Accumulated During the Development	Total Shareholders'
	Date	Shares	Amount	Capital	Stage	Deficit

February 24, 2010 (inception)	02/25/10	10,000	$1	$999	$-	$1,000

Net loss		-	-	-	(1,139)	(1,139)

Balance, February 28, 2010		10,000	1	999	(1,139)	(139)

Expenses paid by affiliates		-	-	2,793	-	2,793
Repurchase shares to treasury	01/19/11	(10,000)	(1)	(5,771)	-	(5,772)
Issue new shares to investors	01/19/11	5,000,000	500	2,479	-	2,979
Net loss		-	-	-	(37,358)	(37,358)

Balances, February 28, 2011		5,000,000	500	500	(38,497)	(37,497)

Expenses paid by affiliates		-	-	14,508	-	14,508
Net loss		-	-	-	(30,306)	(30,306)

Balances, February 29, 2012		5,000,000	500	15,008	(68,803)	(53,295)

Loan forgiveness		-	-	7,726	-	7,726
Net income		-	-	-	1,265	1,265

Balances, November 30, 2012		5,000,000	$500	$22,734	$(67,538)	$(44,304)

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Cash Flows

	Nine Months Ended November 30, 2012	Nine Months Ended November 30, 2011	From Inception (February 24, 2010) to November 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,265	$(15,109)	$(67,538)

Adjustments to reconcile net loss with cash used in operations:
Common stock issued for services	-	-	1,000
Reimbursement of expenses by affiliate	-	12,917	17,301
Compensation expense related to stock repurchase	-	-	34,228

Changes in operating assets and liabilities:
Accrued expenses	(5,150)	(141)	-
Related-party interest	2,301	2,301	5,699

Net cash used in operating activities	(1,584)	(32)	(9,310)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	1,584	1,000	9,540
Repayment of loans from related parties	(291)	-	(291)
Proceeds from loans payable	-	-	1,000
Repayment of loans payable	(939)	-	(939)

Net cash provided by (used in) financing activities	354	1,000	9,310

NET DECREASE IN CASH	(1,230)	968	-

Cash and cash equivalent at beginning of period	1,230	-	-
Cash and cash equivalent at end of period	$-	$968	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Reimbursement of expenses by affiliate through additional paid-in capital	$-	$12,917	$17,301

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Notes to Financial Statements
Three and Nine Months Ended November 30, 2012 and 2011
(Unaudited)

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

On September 27, 2012, Pinnacle Investment Group, LLC ("Pinnacle"), an existing stockholder of the Company purchased an aggregate of 4,196,500 shares (the "Shares") of the Company's common stock, par value $0.0001 per share (the "Common Stock") from New Asia Partners, LLC (the "Seller" or "NAP") for an aggregate purchase price equal to $15,000 (the "Purchase Price") pursuant to the terms and conditions of a securities purchase agreement (the "Purchase Agreement") dated as of such date. On October 10, 2012, upon the closing of the transactions set forth in the Purchase Agreement (the "Closing"), and as a result of the acquisition by Pinnacle of the Shares, it owns an aggregate of 4,839,500 shares of the Company's Common Stock, representing 96.79% of the total issued and outstanding Common Stock of the Company.

Concurrent with this transaction:

●	NAP forgave loans due to them in the amount of $7,665. This was recorded as additional paid in capital.
●	Outstanding accrued expenses of $5,150 were forgiven and recorded as a part of general and administrative expenses.

Note 3 – Related Party Notes Payable and Loan Payable

On January 19, 2011, the Company issued promissory notes payable to four new shareholders of the Company in the amount of $37,021 in exchange for those investors’ paying Ms. Shepley for her outstanding shares, thereby affecting a change in control of the Company.

These notes bear interest at 8.25% annually and are due at the earlier of (a) January 19, 2016 or (b) the date that the Company, or any wholly-owned subsidiary of the Company, consummates a business combination with an operating company in a reverse merger or reverse takeover transaction, or enters into any transaction that would cause the Company to cease being a shell as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended. In addition to the principal amount of $37,021, there was $5,699 and $3,398 of accrued interest on these notes as of November 30, 2012 and February 29, 2012, respectively.

During the year ended February 29, 2012, a shareholder paid expenses on behalf of the Company of $7,956.  During the three months ended May 31, 2012, the Company repaid $291 of the loan.  The loan had a balance of $7,665 when it was forgiven by the shareholder in October 2012. The loan had a balance of $7,956 as of February 29, 2012.  This loan was unsecured, non-interest bearing and payable on demand.

Note 4 – Loan Payable

The Company had an unsecured loan payable of $1,000 at February 29, 2012.  The Company repaid $939 of this loan in the April 2012 and the remaining $61 was forgiven in October 2012.  The loan was due upon demand and was non-interest bearing.

Note 5 – Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated from operations an accumulated loss of $67,538 from February 24, 2010 (inception) to November 30, 2012.

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

Description of Business

DE Acquisition 2, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010 (Inception), with an objective to acquire, or merge with, an operating business.  The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.  As of November 30, 2012, the Company had not yet commenced any operations.

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

 Liquidity and Capital Resources

As of November 30, 2012, the Company had no assets.  The Company had $1,230 of assets as of February 29, 2012 comprised of cash and cash equivalents. The Company’s liabilities as of November 30, 2012 totaled $44,304, comprised primarily of notes and interest payable to related parties and accrued expenses.  This compares with liabilities of $54,525, comprised primarily of notes and interest payable to related parties and accrued expenses, as of February 29, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended November 30, 2012	Nine Months Ended November 30, 2011	For the Cumulative Period from February 24, 2010 (Inception) to November 30, 2012
Net Cash Used In Operating Activities	$(1,584)	$(32)	$(9,310)
Net Cash Provided By Investing Activities	$-	$-	$-
Net Cash Provided By Financing Activities	$354	$1,000	$9,310
Net Decrease in Cash and Cash Equivalents	$(1,230)	$968	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from February 24, 2010 (Inception) though November 30, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ended November 30, 2012, the Company had net income of $3,055 and $1,265, respectively, consisting of forgiveness of previously accrued professional service fees, partially offset by professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense.  This compares with a net loss of $2,475 and $15,109 for the three and nine months ended November 30, 2011, respectively, consisting of professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense.

For the period from February 24, 2010 (Inception) to November 30, 2012, the Company had a net loss of $67,538 comprised of professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2010, the preparation and filing of the Company’s periodic reports on Form 10-Q and Form 10-K, and interest expense.

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

As of the end the period covered by this report, the Company had not filed annual or quarterly reports within the time periods specified in the SEC’s rules, regulations and related forms since its quarterly report on Form 10-Q for the fiscal quarter ended November 30, 2011 filed with the SEC on January 9, 2012. We carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2012. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2012.

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