Form 10-K
period 2013-02-28
DE Acquisition 2, Inc.
filed 2013-07-02
CIK 1487906

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒          ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 28, 2013

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒

Check whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒   No ☐

The aggregate market value of the common stock held by non-affiliates of the registrant as of August 31, 2012 was approximately $0.  All executive officers, directors and 10% or more beneficial owners of the registrant’s common stock have been deemed, solely for the purpose of the foregoing calculation, “affiliates” of the registrant.

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

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. As of the date of the period covered by this report, the Company had no cash. There are no assurances that the Company will be able to secure any additional funding as needed. Currently, however our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Liquidity and Capital Resources

As of February 28, 2013, the Company had no assets. This compares with assets equal to $1,230 as of February 29, 2012.  As of February 28, 2013 the Company had $46,146 of liabilities comprised of notes and interest payable.  As of February 29, 2012, the Company’s liabilities totaled $54,525, comprised of accrued expenses and notes and interest payable  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

We currently do not engage nor intend to engage in any business activities that provide cash flow until we enter into a successful business combination.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from February 24, 2010 (Inception) to February 28, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended February 28, 2013, the Company had a net loss of $577, consisting primarily of professional service fees of $2,084 incurred in relation to the preparation and filing of the Company’s periodic reports, interest expense of $3,054 and taxes and other miscellaneous expenses of $589.  These expenses were partially offset by the forgiveness of previously billed auditing expenses of $5,150.  For the fiscal year ended February 29, 2012, the Company had a net loss of $30,306, consisting primarily of legal, accounting, audit, and other professional service fees of $27,243 incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense of $3,063.

For the cumulative period from February 24, 2010 (Inception) to February 28, 2013, the Company had a net loss of $69,380, consisting primarily of compensation expense related to the repurchase of common stock of $34,228, interest expense of $6,452, and legal, accounting, audit, and other professional service fees of $28,700 incurred in relation to the formation of the Company, the preparation and filing of the Company’s Registration Statement on Form 10 in April 2010 and the Company’s periodic reports.

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

Item 8.           Financial Statements and Supplementary Data

Audited financial statements begin on the following page of this report.

INDEX TO FINANCIAL STATEMENTS

Financial Statements	Page*

Report of Independent Registered Public Accounting Firm	15

Balance Sheets as of February 28, 2013 and February 29, 2012	16

Statements of Operations for the years ended February 28, 2013 and February 29, 2012, and the period from inception (February 24, 2010) to February 28, 2013	17

Statement of Stockholders’ Deficit for period from inception (February 24, 2010) to February 28, 2013	18

Statements of Cash Flows for the years ended February 28, 2013 and February 29, 2012, and the period from inception (February 24, 2010) to February 28, 2013	19

Notes to Financial Statements	20

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
DE Acquisition 2, Inc.
Minneapolis, MN

We have audited the accompanying balance sheets of DE Acquisition 2, Inc. as of February 28, 2013 and February 29, 2012, and the related statements of operations, shareholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements for the period from February 24, 2010 (inception) through February 28, 2010 were audited by other auditors whose report dated March 5, 2010, expressed an unqualified opinion.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of DE Acquisition 2, Inc. as of February 28, 2013 and February 29, 2012 and the results of its operations and cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, MN
July 2, 2013

DE ACQUISITION 2, INC.
(A Development Stage Company)
Balance Sheets

	February 28, 2013	February 29, 2012

ASSETS
Cash and cash equivalents	$-	$1,230

TOTAL ASSETS	$-	$1,230

LIABILITIES
Accrued expenses	$-	$5,150
Loan payable - related parties	2,673	7,956
Loan payable	-	1,000

Total current liabilities	2,673	14,106

Notes and interest payable - related parties	43,473	40,419

TOTAL LIABILITIES	46,146	54,525

SHAREHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 5,000,000 shares issued and outstanding at February 28, 2013 and February 29, 2012	500	500
Additional paid-in capital	22,734	15,008
Deficit accumulated during the development phase	(69,380)	(68,803)
TOTAL SHAREHOLDERS' DEFICIT	(46,146)	(53,295)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$-	$1,230

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Operations

	Year Ended February 28, 2013	Year Ended February 29, 2012	From Inception (February 24, 2010) to February 28, 2013

Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	(2,477)	27,243	62,928

Net operating income (loss)	2,477	(27,243)	(62,928)

Interest expense	3,054	3,063	6,452

NET LOSS	$(577)	$(30,306)	$(69,380)

Net loss per share, basic and fully diluted	$(0.00)	$(0.01)	$(0.02)
Weighted average number of shares outstanding	5,000,000	5,000,000	3,508,892

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Shareholders' Deficit

		Common Stock		Additional Paid In	Deficit Accumulated During the Development	Total Shareholders'
	Date	Shares	Amount	Capital	Stage	Deficit

February 24, 2010 (inception)	02/25/10	10,000	$1	$999	$-	$1,000

Net loss		-	-	-	(1,139)	(1,139)

Balance, February 28, 2010		10,000	1	999	(1,139)	(139)

Expenses paid by affiliates		-	-	2,793	-	2,793

Repurchase shares to treasury	01/19/11	(10,000)	(1)	(5,771)	-	(5,772)
Issue new shares to investors	01/19/11	5,000,000	500	2,479	-	2,979

Net loss		-	-	-	(37,358)	(37,358)

Balances, February 28, 2011		5,000,000	500	500	(38,497)	(37,497)

Expenses paid by affiliates		-	-	14,508	-	14,508
Net loss		-	-	-	(30,306)	(30,306)

Balances, February 29, 2012		5,000,000	500	15,008	(68,803)	(53,295)

Loan forgiveness		-	-	7,726	-	7,726
Net loss		-	-	-	(577)	(577)

Balances, February 28, 2013		5,000,000	$500	$22,734	$(69,380)	$(46,146)

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Cash Flows

	Year Ended February 28, 2013	Year Ended February 29, 2012	From Inception (February 24, 2010) to February 29, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(577)	$(30,306)	$(69,380)

Adjustments to reconcile net loss with cash used in operations:
Common stock issued for services	-	-	1,000
Reimbursement of expenses by affiliate	-	14,508	17,301
Compensation expense related to stock repurchase	-	-	34,228

Changes in operating assets and liabilities:
Accrued expenses	(5,150)	5,009	-
Related-party interest	3,054	3,063	6,452

Net cash used in operating activities	(2,673)	(7,726)	(10,399)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans payable - related parties	2,673	7,956	10,629
Repayment of loans from related parties	(291)	-	(291)
Proceeds from loans payable	-	1,000	1,000
Repayment of loans payable	(939)	-	(939)

Net cash provided by financing activities	1,443	8,956	10,399

NET INCREASE / (DECREASE) IN CASH	(1,230)	1,230	-

Cash and cash equivalent at beginning of period	1,230	-	-
Cash and cash equivalent at end of period	$-	$1,230	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Reimbursement of expenses by affiliate	$-	$14,508	$17,301

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2013 and February 29, 2012

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

Cash and Cash Equivalents

The Company will consider all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents. There are no cash equivalents at February 28, 2013.

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

Basic and Diluted Net Loss Per Share

The Company follows ASC No. 260, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.  In accordance with ASC No. 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the years ended February 28, 2013 and February 29, 2012 and the period from inception (February24, 2010) to February 28,2013, there were no common stock equivalents.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated from operations an accumulated loss of $69,380 from February 24, 2010 (inception) to February 28, 2013.

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

On February 25, 2010, the Company issued 10,000 shares to Ruth Shepley.

As is explained in Note 6, the Company acquired Ms. Shepley’s shares in return for $40,000 in cash and simultaneously entered into an agreement with five accredited investors to issue 5,000,000 shares for a total of $2,979.

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

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the periods ended February 28, 2013 and February 29, 2012 due to the following:

	February 28, 2013	February 29, 2012
Estimated tax benefit	$13,709	$13,484
Valuation allowance	(13,709)	(13,484)
Net deferred tax asset	$-	$-

At February 28, 2013, the Company had net operating loss carry- forwards of approximately $35,152 that may be offset against future taxable income through 2032.  No tax benefit has been reported in the February 28, 2013 or February 29, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company had no significant unrecognized tax benefits as of February 28, 2013, likewise, no significant unrecognized tax benefits that, if recognized, would affect the effective future tax rate.

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

These notes bear interest at 8.25% annually and are due at the earlier of (a) January 19, 2016 or (b) the date that the Company, or any wholly-owned subsidiary of the Company, consummates a business combination with an operating company in a reverse merger or reverse takeover transaction, or enters into any transaction that would cause the Company to cease being a shell as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  In addition to the principal amount of $37,021, as of February 28, 2013 and February 29, 2012 there was $6,452 and $3,398, respectively, of accrued interest on these notes.

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

During the year ended February 28, 2013, a shareholder paid expenses on behalf of the Company of $2,673.  The Company has recorded a liability as of February 28, 2013 of $2,673.  This loan is unsecured, non-interest bearing and payable on demand.

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

Not Applicable

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

As of the end the period covered by this report, the Company had not filed annual or quarterly reports within the time periods specified in the SEC’s rules, regulations and related forms since its quarterly report on Form 10-Q for the fiscal quarter ended November 30, 2011 filed with the SEC on January 9, 2012.  As of February 28, 2013, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organization of the Treadway Commission.   Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of February 28, 2013 as we do not have the systems and controls in place to timely produce financial statements.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended February 28, 2013 that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended February 28, 2013, the Company believes that the following person(s) who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year.

Name	Number of Late Reports	Number of Transaction not Reported on a Timely Basis	Late Report
New Asia Partners, LLC	1	1	Form 4
Dennis Nguyen	1	1	Form 4

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

Item 11.          Executive Compensation

Summary Compensation Table

The following table sets forth the cash and other compensation paid by the Company to its officers and directors during the fiscal years ended February 29, 2012 and February 28, 2013 and through the date of this filing.

SUMMARY COMPENSATION TABLE
Name	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dennis Nguyen (1)	2013	-	-	-	-	-	-	-	-
Todd Vollmers (2)	2012 2013 2012	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -
Terril Peterson (3)	2013 2012	- -	- -	- -	- -	- -	- -	- -	- -

1.
Dennis Nguyen was appointed to serve as President and Treasurer of the Company on January 19, 2011 and as sole director effective upon the resignation of Ruth Shepley ten days later. Mr. Nguyen resigned from all officer and director positions held with the Company, effective as of October 10, 2012.

2.	Todd Vollmers was appointed to serve as Vice President and Secretary of the Company on January 19, 2011. Mr. Vollmers resigned from all officer positions held with the Company on May 24, 2012.

3.	Terril Peterson was appointed to serve as President, Secretary, Treasurer and sole director of the Company, effective upon Mr. Nguyen’s resignation on October 10, 2012.

Narrative Disclosure to the Summary Compensation Table

We have not entered into any employment agreement or consulting agreement with our executive officers or directors.  There are no arrangements or plans in which we provide pension, retirement or similar benefits for executive officers or directors.

Except as disclosed herein, we have not reimbursed our directors for expenses incurred in connection with attending board meetings nor have we paid any directors fees or other cash compensation for services rendered as a director in the years ended  February 28, 2013 and February 29, 2012 and through the date of this filing.

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

Stock Option Plans

We did not have a stock option plan during the fiscal years ended February 28, 2013 and February 29, 2012 and through the date of this filing.

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

Security Ownership of Certain Beneficial Owners and Management

The following table set forth certain information with respect to the beneficial ownership of the Company’s common stock as of July 2, 2013 for (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

(2)	Based on 5,000,000 shares of common stock issued and outstanding
(3)	Terril Peterson serves as the President, Secretary, Treasurer and sole director of the Company.
(4)
Represents the 4,839,500 shares of common stock owned of record by Pinnacle. Mr. Terril Peterson serves as the General Partner of Pinnacle and has shared voting and investment power with respect to shares of common stock of the Company owned by Pinnacle.  Therefore Mr. Terril Peterson may be deemed to beneficially own the 4,839,500 shares of common stock owned by Pinnacle, representing 96.79% of the Company.

(5)
Represents the 4,839,500 shares of common stock owned of record by Pinnacle. Ellen Peterson serves as the General Partner of Pinnacle and has shared voting and investment power with respect to shares of common stock of the Company owned by Pinnacle. Therefore, Ellen Peterson may be deemed to beneficially own the 4,839,500 shares of common stock owned by Pinnacle, representing 96.79% of the Company.

(6)
Represents the 4,839,500 shares of common stock owned of record by Pinnacle. Mr. Jeffrey Peterson serves as the Managing Partner of Pinnacle and has shared voting and investment power with respect to shares of common stock of the Company owned by Pinnacle. Therefore, Mr. Jeffrey Peterson may be deemed to beneficially own the 4,839,500 shares of common stock owned by Pinnacle, representing 96.79% of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13.          Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since the beginning of our 2013 fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest other than compensation, as described under Item 11 of this Annual Report.

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

Item 14.          Principal Accounting Fees and Services

Below is the table of audit fees billed by Baker Tilly Virchow Krause, LLP "(BTVK")in connection with the audit of the Company’s annual financial statements and quarterly reviews for the year ended:

	Audit Services		Audit Related Fees	Tax Fees	Other Fees
February 29, 2012	$5,150	(1)	-	-	-
February 28, 2013	$-		-	-	-

(1) During the year ended February 28, 2013 BTVK forgave these fees as a result of the change of control of the Company described in Item 12.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors

PART IV

Item 15.          Exhibits, Financial Statements Schedules

(a) We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Report of Independent Registered Public Accounting Firm	15

Balance Sheets as of February 28, 2013 and February 29, 2012	16

Statements of Operations for the years ended February 28, 2013 and February 29, 2012, and the period from inception (February 24, 2010) to February 28, 2013	17

Statement of Stockholders’ Deficit for period from inception (February 24, 2010) to February 28, 2013	18

Statements of Cash Flows for the years ended February 28, 2013 and February 29, 2012, and the period from inception (February 24, 2010) to February 28, 2013	19

Notes to Financial Statements	20

__________
*Page F-1 follows page 11 to this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

**4.1	Form of Promissory Note, dated January 19, 2011, issued to Purchasers

**10.1	Securities Purchase Agreement, dated January 19, 2011

**10.2	Repurchase Agreement, dated January 19, 2011

***14.1	Code of Ethics

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended February 28, 2013

31.2
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended February 28, 2013

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