Form 10-Q
period 2013-08-31
DE Acquisition 2, Inc.
filed 2013-09-30
CIK 1487906

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒ No ☐.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of September 30, 2013.

DE ACQUISITION 2, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of August 31, 2013 and February 28, 2013	3

	Statements of Operations for the Three and Six Months Ended August 31, 2013 and 2012 and for the Cumulative Period from February 24, 2010 (Inception) to August 31, 2013	4

	Statement of Shareholders' Deficit from February 24, 2010 (Inception) to August 31, 2013	5

	Statements of Cash Flows for the Six Months Ended August 31, 2013 and 2012 and for the Cumulative Period from February 24, 2010 (Inception) through August 31, 2013	6

	Notes to Condensed Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	12

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Balance Sheets

	August 31, 2013	February 28, 2013

ASSETS
Prepaid expenses	$6,000	$-

TOTAL ASSETS	$6,000	$-

LIABILITIES
Accrued expenses	$3,000	$-
Loan payable - related parties	-	2,673

Total current liabilities	3,000	2,673

Notes and interest payable – related parties	77,584	43,473

TOTAL LIABILITIES	80,584	46,146

SHAREHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 5,000,000 shares issued and outstanding at August 31, 2013 and February 28, 2013	500	500
Additional paid-in capital	22,734	22,734
Deficit accumulated during the development phase	(97,818)	(69,380)
TOTAL SHAREHOLDERS' DEFICIT	(74,584)	(46,146)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$6,000	$-

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Operations

	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012	Six Months Ended August 31, 2013	Six Months Ended August 31, 2012	From Inception (February 24, 2010) to August 31, 2013

Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	6,375	-	26,099	250	89,026

Net operating loss	(6,375)	-	(26,099)	(250)	(89,026)

Interest expense	1,417	770	2,339	1,539	8,792

Net loss	$(7,792)	$(770)	$(28,438)	$(1,789)	$(97,818)

Net loss per share, basic and fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)	$(0.03)
Weighted average number of shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000	3,722,405

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Shareholders' Deficit

		Common Stock		Additional Paid In	Deficit Accumulated During the Development	Total Shareholders'
	Date	Shares	Amount	Capital	Stage	Deficit

February 24, 2010 (inception)	02/25/10	10,000	$1	$999	$-	$1,000

Net loss		-	-	-	(1,139)	(1,139)

Balance, February 28, 2010		10,000	1	999	(1,139)	(139)

Expenses paid by affiliates		-	-	2,793	-	2,793
Repurchase shares to treasury	01/19/11	(10,000)	(1)	(5,771)	-	(5,772)
Issue new shares to investors	01/19/11	5,000,000	500	2,479	-	2,979
Net loss		-	-	-	(37,358)	(37,358)

Balances, February 28, 2011		5,000,000	500	500	(38,497)	(37,497)

Expenses paid by affiliates		-	-	14,508	-	14,508
Net loss		-	-	-	(30,306)	(30,306)

Balances, February 29, 2012		5,000,000	500	15,008	(68,803)	(53,295)

Loan forgiveness		-	-	7,726	-	7,726
Net loss		-	-	-	(577)	(577)

Balances, February 28, 2013		5,000,000	500	22,734	(69,380)	(46,146)

Net loss		-	-	-	(28,438)	(28,438)

Balances, August 31, 2013		5,000,000	$500	$22,734	$(97,818)	$(74,584)

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Cash Flows

	Six Months Ended August 31, 2013	Six Months Ended August 31, 2012	From Inception (February 24, 2010) to August 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,438)	$(1,789)	$(97,818)

Adjustments to reconcile net loss with cash used in operations:
Common stock issued for services	-	-	1,000
Reimbursement of expenses by affiliate	-	-	17,301
Compensation expense related to stock repurchase	-	-	34,228

Changes in operating assets and liabilities:
Prepaid expenses	(6,000)	-	(6,000)
Accrued expenses	3,000	250	3,000
Related-party interest	2,339	1,539	8,791

Net cash used in operating activities	(29,099)	-	(39,498)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	29,099	-	39,728
Repayment of loans from related parties	-	(291)	(291)
Proceeds from loans payable	-	-	1,000
Repayment of loans payable	-	(939)	(939)

Net cash provided by (used in) financing activities	29,099	(1,230)	39,498

NET DECREASE IN CASH	-	(1,230)	-

Cash and cash equivalent at beginning of period	-	1,230	-
Cash and cash equivalent at end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Reimbursement of expenses by affiliate through additional paid-in capital	$-	$-	$17,301

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Six Months Ended August 31, 2013 and 2012
(Unaudited)

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

Note 3 – Related Party Notes Payable and Loan Payable

The Company has notes bearing interest at 8.25% annually and are due at the earlier of (a) January 19, 2016 or (b) the date that the Company, or any wholly-owned subsidiary of the Company, consummates a business combination with an operating company in a reverse merger or reverse takeover transaction, or enters into any transaction that would cause the Company to cease being a shell as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  In addition to the principal amount of $37,021, as of August 31, 2013 and February 28, 2013 there was $7,991 and $6,452, respectively, of accrued interest on these notes.

During the year ended February 29, 2012, a shareholder paid expenses on behalf of the Company of $7,956.  During the three months ended May 31, 2012, the Company repaid $291 of the loan.  The loan had a balance of $7,665 when it was forgiven by the shareholder in October 2012.  This loan was unsecured, non-interest bearing and payable on demand.

During the three and six months ended August 31, 2013 and the year ended February 28, 2013, a shareholder paid expenses on behalf of the Company of $17,975 (and accrued interest of $647), $29,099 (and accrued interest of $800) and $2,673, respectively.  The Company had recorded a liability as of August 31, 2013 and February 28, 2013 of $32,572 and $2,673, respectively.  On July 3, 2013, the Company issued a promissory note to a shareholder in the amount of $2,673, which represented the amount the shareholder had advanced the Company for operating expenses through February 28, 2013.  The principal amount of the promissory note will increase as the shareholder advances additional funds to the Company for operating expenses.

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

Note 4 – Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated from operations an accumulated loss of $97,818 from February 24, 2010 (inception) to August 31, 2013.

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

Description of Business

DE Acquisition 2, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010 (Inception), with an objective to acquire, or merge with, an operating business.  The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.  As of August 31, 2013, the Company had not yet commenced any operations.

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

 Liquidity and Capital Resources

As of August 31, 2013 and February 28, 2013, the Company had assets of $6,000 and $0, respectively.  The Company’s liabilities as of August 31, 2013 totaled $80,584, comprised primarily of notes and interest payable to related parties and accrued expenses.  This compares with liabilities of $46,146, comprised primarily of notes and interest payable to related parties, as of February 28, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Six Months Ended August 31, 2013	Six Months Ended August 31, 2012	For the Cumulative Period from February 24, 2010 (Inception) to August 31, 2013
Net Cash Used in Operating Activities	$(29,099)	$-	$(39,498)
Net Cash Provided by Investing Activities	$-	$-	$-
Net Cash Provided by (Used in) Financing Activities	$29,099	$(1,230)	$39,498
Net Decrease in Cash and Cash Equivalents	$-	$(1,230)	$-

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from February 24, 2010 (Inception) though August 31, 2013.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended August 31, 2013, the Company had a net loss of $7,792 and $28,438 consisting of professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense.  This compares with a net loss of $770 and $1,789 for the three and six months ended August 31, 2012, respectively, consisting of professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense. The increase in net loss for the three and six months ended August 31, 2013 as compared to the three and six months ended August 31, 2012 is primarily due to the company not filing its periodic reports with the Securities and Exchange Commission in 2012.  During the three and six months ended August 31, 2013, the Company incurred expenses filing the delinquent reports.

For the period from February 24, 2010 (Inception) to August 31, 2013, the Company had a net loss of $97,818 comprised of professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2010, the preparation and filing of the Company’s periodic reports on Form 10-Q and Form 10-K, and interest expense.

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

As of August 31, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended August 31, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

On July 3, 2013, the Company issued a $2,673 promissory note to Pinnacle Investment Group, LLC, a shareholder of the Company (the “Note”). The Note represents certain amounts advanced by the shareholder to the Company for operating expenses through February 28, 2013. The principal amount under the Note will increase as the shareholder advances additional funds to the Company for operating expenses. The Note bears interest at 12% annually and is due at the earlier of (i) January 18, 2016 or (ii) the date that the Company, or any wholly-owned subsidiary of the Company, consummates a business combination with an operating company in a reverse merger or reverse takeover transaction, or enters into any transaction that would cause the Company to cease being a shell within the meaning of Rule 12b-2 of the Exchange Act. A copy of the Note was filed as an exhibit to the Form 10-Q filed with the SEC on July 15, 2013, and incorporated herein by reference.

Item 6.  Exhibits.

(a)    Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on February 24, 2010.

*3.2	By-Laws.

**10.1	Promissory Note issued to Pinnacle Investment Group, LLC on July 3, 2013.

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

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EX-101.INS	XBRL Instance Document

EX-101.SCH	XBRL Taxonomy Extension Schema

EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase

EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase

EX-101.LAB	XBRL Taxonomy Extension Label Linkbase

EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed as an exhibit to the Company's Registration Statement on Form 10, as filed with the SEC on April 6, 2010, and incorporated herein by this reference.

**	Filed as an exhibit to the Company's Form 10-Q, as filed with the SEC on July 15, 2013, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 30, 2013	DE ACQUISITION 2, INC.

	By:	/s/ Terril Peterson
Terril Peterson
Principal Executive Officer
Principal Financial Officer