Form 10-Q
period 2013-11-30
DE Acquisition 2, Inc.
filed 2014-01-09
CIK 1487906

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒   No ☐.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of January 9, 2014.

DE ACQUISITION 2, INC.

- INDEX -

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of November 30, 2013 and February 28, 2013	4

	Statements of Operations for the Three and Nine Months Ended November 30, 2013 and 2012 and for the Cumulative Period from February 24, 2010 (Inception) to November 30, 2013	5

	Statement of Shareholders' Deficit from February 24, 2010 (Inception) to November 30, 2013	6

	Statements of Cash Flows for the Nine Months Ended November 30, 2013 and 2012 and for the Cumulative Period from February 24, 2010 (Inception) through November 30, 2013	7

	Notes to Condensed Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information	14

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Balance Sheets

	November 30, 2013	February 28, 2013

ASSETS
Prepaid expenses	$4,300	$-

TOTAL ASSETS	$4,300	$-

LIABILITIES
Loan payable - related parties	$-	$2,673

Total current liabilities	-	2,673

Notes and interest payable – related parties	85,105	43,473

TOTAL LIABILITIES	85,105	46,146

SHAREHOLDERS' DEFICIT
Preferred stock: $0.0001 par value; 20,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock: $0.0001 par value; 500,000,000 shares authorized; 5,000,000 shares issued and outstanding at November 30, 2013 and February 28, 2013	500	500
Additional paid-in capital	22,734	22,734
Deficit accumulated during the development phase	(104,039)	(69,380)
TOTAL SHAREHOLDERS' DEFICIT	(80,805)	(46,146)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,300	$-

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Operations

	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012	From Inception (February 24, 2010) to November 30, 2013

Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	4,393	(3,816)	30,492	(3,566)	93,419

Net operating loss	(4,393)	3,816	(30,492)	3,566	(93,419)

Interest expense	1,828	761	4,167	2,301	10,620

Net loss	$(6,221)	$3,055	$(34,659)	$1,265	$(104,039)

Net loss per share, basic and fully diluted	$(0.00)	$0.00	$(0.01)	$0.00	$(0.03)
Weighted average number of shares outstanding	5,000,000	5,000,000	5,000,000	5,000,000	3,806,897

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Shareholders' Deficit

		Common Stock		Additional Paid In Capital	Deficit Accumulated During the Development Stage	Total Shareholders' Deficit
	Date	Shares	Amount

February 24, 2010 (inception)	02/25/10	10,000	$1	$999	$-	$1,000

Net loss		-	-	-	(1,139)	(1,139)

Balance, February 28, 2010		10,000	1	999	(1,139)	(139)

Expenses paid by affiliates		-	-	2,793	-	2,793
Repurchase shares to treasury	01/19/11	(10,000)	(1)	(5,771)	-	(5,772)
Issue new shares to investors	01/19/11	5,000,000	500	2,479	-	2,979
Net loss		-	-	-	(37,358)	(37,358)

Balances, February 28, 2011		5,000,000	500	500	(38,497)	(37,497)

Expenses paid by affiliates		-	-	14,508	-	14,508
Net loss		-	-	-	(30,306)	(30,306)

Balances, February 29, 2012		5,000,000	500	15,008	(68,803)	(53,295)

Loan forgiveness		-	-	7,726	-	7,726
Net loss		-	-	-	(577)	(577)

Balances, February 28, 2013		5,000,000	500	22,734	(69,380)	(46,146)

Net loss		-	-	-	(34,659)	(34,659)

Balances, November 30, 2013		5,000,000	$500	$22,734	$(104,039)	$(80,805)

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Statements of Cash Flows

	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012	From Inception (February 24, 2010) to November 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,659)	$1,265	$(104,039)

Adjustments to reconcile net loss with cash used in operations:
Common stock issued for services	-	-	1,000
Reimbursement of expenses by affiliate	-	-	17,301
Compensation expense related to stock repurchase	-	-	34,228

Changes in operating assets and liabilities:
Prepaid expenses	(4,300)	-	(4,300)
Accrued expenses	-	(5,150)	-
Related-party interest	4,167	2,301	10,619

Net cash used in operating activities	(34,792)	(1,584)	(45,191)

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from loans payable - related parties	34,792	1,584	45,421
Repayment of loans from related parties	-	(291)	(291)
Proceeds from loans payable	-	-	1,000
Repayment of loans payable	-	(939)	(939)

Net cash provided by (used in) financing activities	34,792	354	45,191

NET DECREASE IN CASH	-	(1,230)	-

Cash and cash equivalent at beginning of period	-	1,230	-
Cash and cash equivalent at end of period	$-	$-	$-

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

NON-CASH FINANCING ACTIVITIES
Reimbursement of expenses by affiliate through additional paid-in capital	$-	$-	$17,301

The accompanying notes are an integral part of these financial statements.

DE ACQUISITION 2, INC.
(A Development Stage Company)
Notes to Financial Statements
For the Three and Nine Months Ended November 30, 2013 and 2012
(Unaudited)

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

Note 3 – Related Party Notes Payable and Loan Payable

The Company has notes bearing interest at 8.25% annually and are due at the earlier of (a) January 19, 2016 or (b) the date that the Company, or any wholly-owned subsidiary of the Company, consummates a business combination with an operating company in a reverse merger or reverse takeover transaction, or enters into any transaction that would cause the Company to cease being a shell as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  In addition to the principal amount of $37,021, as of November 30, 2013 and February 28, 2013 there was $10,619 and $6,452, respectively, of accrued interest on these notes.

During the year ended February 29, 2012, a shareholder paid expenses on behalf of the Company of $7,956.  During the three months ended May 31, 2012, the Company repaid $291 of the loan.  The loan had a balance of $7,665 when it was forgiven by the shareholder in October 2012.  This loan was unsecured, non-interest bearing and payable on demand.

During the three and nine months ended November 30, 2013 and the year ended February 28, 2013, a shareholder paid expenses on behalf of the Company of $5,693 (and accrued interest of $1,066), $34,792 (and accrued interest of $1,866) and $2,673, respectively.  The Company had recorded a liability as of November 30, 2013 and February 28, 2013 of $39,331 and $2,673, respectively.  On July 3, 2013, the Company issued a promissory note to a shareholder in the amount of $2,673, which represented the amount the shareholder had advanced the Company for operating expenses through February 28, 2013.  The principal amount of the promissory note will increase as the shareholder advances additional funds to the Company for operating expenses.

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

Note 4 – Going Concern

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated from operations an accumulated loss of $104,039 from February 24, 2010 (inception) to November 30, 2013.

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

Description of Business

DE Acquisition 2, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on February 24, 2010 (Inception), with an objective to acquire, or merge with, an operating business.  The Company filed a registration statement on Form 10 with the U.S. Securities and Exchange Commission (the “SEC”) on April 6, 2010, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.  As of November 30, 2013, the Company had not yet commenced any operations.

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

 Liquidity and Capital Resources

As of November 30, 2013 and February 28, 2013, the Company had assets of $4,300, comprised of prepaid expenses and $0, respectively.  The Company’s liabilities as of November 30, 2013 totaled $85,105, comprised primarily of notes and interest payable to related parties and accrued expenses.  This compares with liabilities of $46,146, comprised primarily of notes and interest payable to related parties, as of February 28, 2013. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Nine Months Ended November 30, 2013	Nine Months Ended November 30, 2012	For the Cumulative Period from February 24, 2010 (Inception) to November 30, 2013
Net Cash Used in Operating Activities	$(34,792)	$(1,584)	$(45,191)
Net Cash Provided by Investing Activities	$-	$-	$-
Net Cash Provided by (Used in) Financing Activities	$34,792	$354	$45,191
Net Decrease in Cash and Cash Equivalents	$-	$(1,230)	$-

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

For the three and nine months ended November 30, 2013, the Company had a net loss of $6,221 and $34,659 consisting of professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense.  This compares with net income of $3,055 and $1,265 for the three and nine months ended November 30, 2012, respectively, consisting of forgiveness of previously accrued professional service fees, partially offset by professional service fees incurred in relation to the preparation and filing of the Company’s periodic reports and interest expense.  The net loss for the three and nine months ended November 30, 2013 as compared to the net income for the three and nine months ended November 30, 2012 is primarily due to the company not filing its periodic reports with the Securities and Exchange Commission in 2012.  During the nine months ended November 30, 2013, the Company incurred expenses filing the delinquent reports.

For the period from February 24, 2010 (Inception) to November 30, 2013, the Company had a net loss of $104,039 comprised of professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10 in April of 2010, the preparation and filing of the Company’s periodic reports on Form 10-Q and Form 10-K, and interest expense.

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

As of November 30, 2013, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2013 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended November 30, 2013.

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

Dated: January 9, 2014	DE ACQUISITION 2, INC.

	By:	/s/ Terril Peterson
Terril Peterson
Principal Executive Officer
Principal Financial Officer