Form 10-K
period 2013-12-31
CACHET FINANCIAL SOLUTIONS, INC.
filed 2014-03-31
CIK 1487906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2013
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________

Commission File Number 000-53925
_____________________

CACHET FINANCIAL SOLUTIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	27-2205650
(State of incorporation)	(I.R.S. Employer Identification No.)

18671 Lake Drive East Southwest Tech Center A Minneapolis, MN	55317
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (952) 698-6980

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:  Common stock, no par value per share
_____________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒ Yes   ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of June 30, 2013 was approximately $0.  As of March 26, 2014, there were 6,333,248 shares of our common stock, no par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE:  None.

Cachet Financial Solutions, Inc.
Form 10-K

NOTE REGARDING INDUSTRY AND MARKET DATA

Industry data and other statistical information used in this report are based on independent publications, government publications, reports by market research firms or other published independent sources.  Some data are also based on our good faith estimates, derived from our review of internal surveys and the independent sources listed above.  Although we believe these sources are reliable, we have not independently verified the information.

PART I

ITEM 1	BUSINESS

Throughout this report, we refer to Cachet Financial Solutions, Inc., a Delaware corporation and the public reporting company filing this Annual Report on Form 10-K, as “we,” “us” and the “Company.”  Unless otherwise indicated or unless the context otherwise requires, references to “we,” “us” and the “Company” include our consolidated subsidiaries.

REVERSE MERGER TRANSACTION

Acquisition of Cachet Financial Solutions

Pursuant to an Agreement and Plan of Merger and Reorganization dated January 14, 2014, as amended on February 11, 2014 (referred to simply as the “Merger Agreement”), we acquired by merger the business of Cachet Financial Solutions Inc., a Minnesota corporation, described in this report.  The merger was completed and effective as of the close of business on February 12, 2014, upon the filing of Articles of Merger with the Minnesota Secretary of State (the “Effective Time”).

At the Effective Time and pursuant to the Merger Agreement:

•
each share of common stock of Cachet Financial Solutions (Minnesota) issued and outstanding immediately prior to the Effective Time was converted into the right to receive 10.9532 validly issued, fully paid and non-assessable shares of the Company’s common stock, with fractional shares rounded down to the nearest whole number (the “Exchange Ratio”); and

•
all securities convertible into or exercisable for shares of common stock of Cachet Financial Solutions (Minnesota) (including shares of common stock issuable upon exercise of issued and outstanding options and warrants) that were outstanding immediately prior to the Effective Time were converted into securities convertible into or exercisable for that number of shares of common stock of the Company as the holders thereof would have been entitled to receive if such securities of Cachet Financial Solutions (Minnesota) had been converted into or exercised for shares of common stock of Cachet Financial Solutions (Minnesota) immediately prior to the Effective Time, based on the Exchange Ratio.  As part of this conversion, the price at which the holders securities convertible into and exercisable for common stock of the Company will be required to pay in connection with their later conversion or exercise is equal to the quotient obtained by dividing (i) the per-share price at which their related options and warrants for the purchase of common stock of Cachet Financial Solutions (Minnesota) were exercisable prior to the Effective Time by (ii) the Exchange Ratio.

In connection with the merger, we changed our corporate name to “Cachet Financial Solutions, Inc.” to reflect our ownership of the business of Cachet Financial Solutions (Minnesota).  Prior to the merger, our corporate name was “DE Acquisition 2, Inc.”

The merger represents a change in control of the Company inasmuch as greater than 50% of the issued and outstanding voting stock of Company, on a post-merger basis, came to be held by the former holders of securities of Cachet Financial Solutions.  As a result of the merger, the Company now owns Cachet Financial Solutions and its entire business.

The foregoing description of the Merger Agreement and the transactions contemplated and effected thereby is not complete and is qualified in its entirety by the contents of the actual Merger Agreement.

Unless noted otherwise, all share figures and share prices contained in this report are presented after giving effect to the capital stock transactions effected as part of the merger.  In addition, all share figures and share prices contained in this report are presented after giving effect to the stock combination (reverse stock split) effected as of March 19, 2014.  See “Recent Developments—Reverse Stock Split” below.

OVERVIEW

We provide remote deposit capture (RDC) solutions to commercial banks and credit unions, as well as financial service organizations (FSOs) serving the unbanked, under-banked and underserved markets.  Our business operations are conducted through our wholly owned subsidiary, Cachet Financial Solutions Inc., a Minnesota corporation.

Remote deposit capture, in its most simple terms, is a service that allows a business or consumer to scan checks and transmit the scanned images to a financial institution for posting and clearing or, in the case of FSO’s, cashing and loading remotely to a pre-paid debit card.  Checks received by the business or consumer can be scanned to create a digital deposit.  The digital deposit is then transmitted to the RDC institution or service provider, who accepts the deposit and posts the deposit to their customer’s account. The product eliminates a trip to a financial institution or ATM to deposit the check(s).  The basic requirements for an RDC service currently include a PC Windows or Mac computer and a check scanner for business applications, a “smartphone” for consumer applications, an Internet connection, and a service provider such as a bank.

Remote deposit capture has been called the most important development the banking industry has seen in years by the Federal Reserve and others.  At this time, we believe that most major financial institutions in the United States have either launched the service, or are well on their way to doing so. The commonly viewed benefits of this new service include convenience, better deposit availability, reduced non-sufficient funds (NSFs) and reduced transportation costs and risk.  Federal legislation commonly referred to as “Check 21” makes the entire RDC process possible. Passed in 2003 and implemented in October 2004, this legislation allows financial institutions to clear checks based upon images of the original items instead of having to transport the original check all the way back to the paying bank for clearing.

We provide remote deposit capture (RDC) solutions for specific financial institution markets and financial service organizations, including but not limited to banks, credit unions, card issuers, check cashers and payday lenders throughout the United States, Canada and Latin America.  Our offering, marketed as RDC Select™ Business, is a fully hosted platform, developed to run on both Windows and Mac operating systems, and eliminates the need for institutions to install RDC infrastructure and manage their own RDC operations, which necessarily involves the hiring of sufficiently qualified personnel.  We also offer an “RDC Select Mobile” product designed to allow the user to remotely take a picture of the front and back of the check and remotely deposit the check amount to their account at their financial institution.  The mobile product is also available to customers of financial service organizations, allowing the user to take a picture of the front and back of the check, submit to their FSO for their approval and, subject to the approval communicated via the user’s smartphone in real time, load the funds from the check onto a prepaid debit card.  In addition to providing FSOs with remote deposit capture technology, we typically offer marketing, sales and training support to assist these client institutions with their efforts to inform and sell RDC services to their own customers.

Our typical client implementation process includes integrating our software into the infrastructure of the financial institution, initiating customer training and providing sales and marketing development to support our client’s success when their RDC product is launched. We may offer technical support thereafter.  As of December 31, 2013, we had entered into 230 contracts with customers for our products and services.

In August 2010, we launched our RDC Select™ platform, followed by the offering of our smartphone applications and our Apple OS X operating platform in September and October.   In 2011, we launched CheckReview™, a proprietary technology that helps financial institutions better identify potential check fraud with the ability to view and validate the digital image of the check in real time.  In 2011, we also introduced the industry’s first mobile check capture solution tailored specifically to the FSO market, allowing a user to scan a check and transmit a high quality image using our Patent Pending Check Review™ for approval.  The solution also provides real-time communication with the user to secure their acceptance of fees and terms (using our patent-pending check and load feature) via their smartphone to ultimately have the funds from a cashed check remotely loaded onto their prepaid debit card.

We believe that the following represent our competitive strengths:

•
Premier Technology.  Our RDC products represent a premier IT solution that alleviates large capital investments in RDC hardware and software by financial institutions, using a dynamic SaaS and cloud-based platform that ensures the most up-to-date IT offerings for retail and commercial clients.

•
Large Market Potential. We focus our sales efforts in two areas: (i) there are 13,000 financial institutions in our target market and (ii) FSOs that serve the approximately 80-100 million unbanked and underbanked consumers in the United States.

•
Innovation.  We occupy what we believe to be a leadership position in innovation for the commercial banking market, as evidenced by the fact that we have introduced (i) the industry’s first Apple compatible, patent-pending RDC technology platform, (ii) our CheckReview™ product, which is a patent-pending fraud-prevention solution allowing financial institutions to review a high quality image of a personal check prior to processing that check, (iii) a patent-pending interface for our mobile check capture application (RDC Select Mobile), targeting the growing prepaid card industry, (iv) a patent-pending method for applying fees and business rules to RDC transactions, (v) a patent-pending method for paying back loans through RDC, and (vi) a patent-pending process for accepting RDC transactions that includes the remote destruction of checks.

•
Support for our Customers.  Our offer of marketing support and training to ensure that our customers understand the benefits of RDC and are able to effectively market to their customers and realize their full revenue opportunity from RDC.

Our business faces some significant challenges as well.  These include:

•
Relatively Short Operating History.  Our business is subject to all the risks inherent in the establishment of a new enterprise and the uncertainties arising from the absence of a significant operating history. Due in part to our relatively short operating history, we cannot project whether or when we will become profitable.

•
Significant Debt Burden and Defaults.  We have a substantial amount of indebtedness.  As of March 26, 2014, we had approximately $9.62 million of debt.  Of this amount, we owe approximately $1.563 million in principal amount of senior indebtedness, as well as related interest and premiums, to Michaelson Capital Partners, LLC (f/k/a Imperium Special Finance Fund, LP) pursuant to a Loan and Security Agreement dated October 26, 2012, as amended on February 19, 2013.  Our debt for borrowed money under the Loan and Security Agreement with Michaelson matured and became due on August 19, 2013.  We are presently in default of our obligations with Michaelson, but have entered into a Forbearance Agreement with them dated as of December 6, 2013, as amended on March 19, 2014, pursuant to which the forbearance period runs through May 12, 2014.  We are also in default on a $100,000 unsecured debt obligation as of March 26, 2014.

•
Need for Additional Financing.  We require additional financing to continue our operations. Management expects that additional capital will be required to support our cash operating expenses this year and repay debt that is maturing.

•
Competitive Market.  The market for RDC is highly competitive and we presently expect competition to increase.  Most of our actual potential competitors have significantly greater financial, technical and marketing resources than us.  These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements.

•
Risk of Obsolescence.  The market for our products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and heavy competition.  To effectively compete, we must respond to changing technology and industry standards in a timely and cost-effective manner. Failure to so respond could mean that our current product offerings will have little practical appeal in the marketplace.

•
Risk Posed by FSO In-House Technology.  On occasion, potential FSO clients have developed their RDC products and services internally.  In the future, as RDC and related products gain more and more acceptance, it is possible that FSOs may determine to develop RDC and related capabilities in-house.  If this were to occur on a widespread basis, we expect that it will be significantly more difficult to sell our products due to territoriality, bias toward capabilities developed in-house, or concerns about our support availability in comparison to in-house support.

Our business also faces those risks discussed in the “Risk Factors” section of this report.

REVENUE SOURCES

Our revenue sources include:

•
Up-front payments associated with our initial implementation of RDC Select (or other product offerings) for our customers, which may include payments for the sale of scanning and related equipment and payments for additional marketing support from our Company.

•	Recurring revenue associated with ongoing support and maintenance of our software.

Recurring revenue is expected to include fixed monthly service charges to customers for our service, transactional fees for the number items processed, or a combination of both.  We believe that this model of recurring revenue will have a positive impact on our cash flow and valuation.  Reliance on recurring revenues will mean, however, that transactional volume will likely be a key metric for our ability to scale and generate sufficient revenues to ultimately become profitable.

INDUSTRY

According to a Markets & Markets study, the commercial RDC market in the United States is still relatively untapped, and is expected to comprise a market with over seven million capture points by 2014.  These seven million capture points represent an estimated market opportunity of up to $8 billion for RDC throughout the United States.  According to a recent Celent report, “State of Remote Deposit Capture 2012: A Replacement Market Emerges,” there has been an industry-wide gain of approximately 150,000 RDC clients (FSOs), representing a 16% increase, over the years 2011-2012.  According to Celent, this growth has resulted from increased commercial client adoption, and Celent expects continued growth of deployed scanners to commercial locations through at least 2015.

While most United States financial institutions are now equipped with commercial RDC capability, according to Celent, a replacement market (i.e., a market in which clients are seeking to upgrade or replace their existing RDC infrastructure or capabilities) is emerging with up to 1,800 institutions in play.  In this regard, Celent reports that nearly 20% of surveyed institutions have plans or are considering switching RDC vendors, with a higher number expected among larger banking institutions.

In a February 2008 publication, Architecture/Infrastructure has taken the position, and we believe, that RDC has quickly become one of the most important differentiators in commercial banking today and that it can be a formidable marketing tool.  That report further states that RDC has the potential to do for business customers what ATMs and debit cards have done for retail customers through self-service and convenient access on a 24/7 basis.  As a result, the study states that progressive banking institutions have embraced RDC to acquire new customers, expand their service-area footprint, gain low-cost deposits, and grow fee and net interest income—all while reducing their internal check-processing costs.  The report also notes that the keys to success with RDC include proactive marketing to those largest check depositors and customers of a bank who have difficulty getting to a branch to make deposits, and that there are strong first-mover advantages—so deploying an RDC system at key check-deposit locations is a marketing imperative.

We believe that consumers are increasingly adopting a mobile lifestyle and are quickly embracing mobile RDC—the ability for consumers to take a picture of their check with their mobile phone and deposit that check electronically, without visiting a branch or using an ATM.  According to AlixPartners, mobile deposit is the number one mobile feature sought by all smartphone and tablet owners who would switch banks for mobile banking.  AlixPartners also report that 15% of all smartphone and tablet owners have already adopted mobile RDC as part of their banking habits.  In addition, the Aite Group projects that mobile deposit will expand to 30% of smartphone users by 2016.

In response to high and growing consumer demand, the percentage of the largest financial institutions offering mobile RDC has nearly tripled over the past two years.  In fact, according to Javelin Strategy & Research, among the largest 25 retail banks, mobile RDC offerings have increased from 22% in 2011 to 48% in 2012 and 64% in 2013.  Based on these numbers and trends, we believe that mobile RDC appears destined for mainstream consumer adoption in the near term.  A 2012 Celent survey (“State of Consumer RDC 2012) reports that 80% of United States financial institutions were planning to offer or considering offering mobile RDC.  Celent expects the number of financial institutions offering mobile RDC to double over the next year to nearly 1,000 banks and credit unions.

In addition to meeting customers’ needs for mobility and convenience, mobile deposit is also a way for financial institutions to drive cost efficiencies.  Mitek reports that major banks report saving $3.88 with each mobile check deposit compared to a teller deposit, with banks having saved up to an estimated $100 million in transactions costs as a result.

BUSINESS STRATEGY

Our objective is to be the premier provider of RDC solutions designed to meet the specific requirements for our targeted customers in the financial institutions and FSO marketplace.  We expect that the majority of RDC revenue will be recurring in nature, which will provide us with predictable cash flows in what we believe and are predicted to be a high growth market.  To achieve this objective, we are pursuing the following strategies:

•	focus on targeted markets

•	market and brand our products and services effectively

•	where economically feasible, outsource certain functions, and

•	develop new products and enhancements to existing products.

Focus on Targeted Markets

Using a direct sales force, we focus on banks and credit unions of $500 million to $30 billion in asset size that primarily serve the unbanked, underbanked and underserved consumer markets.  We believe these institutions represent the best opportunity for acceptance and growth of RDC because they generally have multiple branches and a significant commercial and consumer customer base that would be typical users of RDC technologies.  Many of these institutions often do not have internal marketing capabilities to effectively take advantage of the opportunity that RDC presents, as do the larger money-center financial institutions.  We offer a retail RDC solution for financial institutions to offer to their customers.  Our solution is currently also available for the three major current smartphone operating systems—iPhone, Blackberry and Android. We believe the consumer market will have particular appeal to credit unions, which have historically had a much larger consumer customer base than a commercial base.  As with the commercial markets, we believe the consumer market is a significant opportunity with high growth potential.

We provide technology, sales, training and marketing support to promote the RDC initiatives to financial institutions.  We believe that this element of our business model is a key competitive differentiator for our company.  We believe that with this support, financial institutions will understand the RDC benefits for their institutions and, even more importantly, the benefits for their customers, providing for a successful RDC initiative within their institution.

Market and Brand our Products and Services Effectively

Our branding and positioning strategy is based on our understanding of our target market needs and the desire to create value for our clients while differentiating Cachet in the marketplace.  For example, we have determined that many small to mid-sized financial institutions do not have internal IT or marketing capabilities to manage new business initiatives outside of their core competencies.  Our technology offering is a hosted solution that is fully managed by our company, thereby eliminating any significant internal changes to the financial institutions’ IT infrastructure, minimizing our clients’ cost and time to develop and deploy an RDC solution.

In addition, we provide technology, sales, training and marketing support to our clients.  We believe that with this support, financial institutions will better understand the benefits that RDC provides their institution as well as their customers, thereby facilitating a successful RDC initiative within their institution.  We believe this element of our business model to be a key differentiator for us.

Our market and brand strategy illuminates these differences while building awareness for Cachet through a strong presence at national banking, credit union and FSO tradeshows, securing speaking opportunities, conducting webinars, and executing other social media and target marketing activities.

Outsourced Functions

We were previously party to a license agreement with Jaguar Software, Inc. under which Jaguar provided our RDC software platform.  Our licensed software resides in our data center in Minneapolis, Minnesota, with a redundant backup in St. Paul, Minnesota.  We offer support for our customers once they have installed our software.  In December 2013, our relationship with Jaguar came to an end. We believe we have adequate alternatives to replace this technology without a material impact to our business.

We are party to a license agreement with Mitek Systems, Inc. under which Mitek provides us with mobile application and server software for our RDC software platform for smartphones, which we call Select Mobile. The software includes a back-end image verification server and mobile applications for iPhone, Blackberry and Android smartphones. The server software for these applications also resides in our data centers, is integrated with our RDC software platform and is managed by us.

New Products & Product Enhancements

It is our plan to develop new products to enhance our core suite of RDC and related tools.  We intend to continue to listen to our customers, analyze the competitive landscape, and improve our products and service offering.  Future planned enhancements include:

•	single sign-on application for our mobile, home and business applications;

•	alternate platforms for home and business (such as tablets);

•	risk mitigation tools that include system-wide duplicate detection;

•	core integration with our back-end processes;

•	partner integration with our back-end processes;

•	expansion of supported mobile technology; and

•	integration into external accounting packages.

COMPETITION

Since RDC incorporates both software and hardware solutions, companies involved with these platforms may be considered competitors if they offer a complete solution to their customers.  Non-hardware or software companies also offer RDC solutions.  These companies typically sell directly to their commercial customers.  Pitney Bowes and Eastman Kodak are two companies we are aware of which offer an RDC solution directly to their customers.  Software companies offering RDC solutions include, but are not limited to, Bluepoint Solutions, Fiserv, Goldleaf ProfitStars, Net Deposit, VSoft, Wausau, and Fidelity Information Services.

Nearly all of these competitors are larger, have more resources, including marketing and sales resources, and have proven viability in the RDC and many other related businesses.  Competing against these firms presents us with significant challenges and highlights our need to provide excellent and products and service that remain innovative.

MARKETING STRATEGY

As noted previously, our market focus is banks and credit unions, as well as FSOs that serve the unbanked and underserved segment of the population.  Within these industries our marketing strategy has revolved around strengthening brand awareness, building thought leadership, and developing and executing targeted lead generation programs promoting Cachet’s key differentiators and innovative products and services.

•
Brand Awareness:  Since Cachet’s inception, we have focused on building and maintaining a strong presence at national banking, credit union and FSO trade shows where we believe there is opportunity for significant exposure through exhibitions, conference sponsorships, speaking opportunities and pre-show, onsite and post-show communications.

•
Thought Leadership:  We focus on establishing relationships with key industry media publications and industry associations, which has led to important conference speaking opportunities, as well as interviews and mention in key print and online publications.  We further distinguish Cachet as a trusted partner and industry leader by leveraging Cachet blog posts, social media, press releases, white papers, webinars and case studies.

•
Lead Generation:  We employ a targeted, integrated and content-driven approach to lead generation. We segment our markets based on specific criteria that represent the best opportunity and fit with our capabilities for specific product offerings, and then target these groups with strategic campaigns that include content offers designed to generate interest and leads.

•
Positioning Statement:  Cachet helps our financial industry clients achieve their business objectives and increase competitive advantage through our industry-leading suite of PC, Mac and Mobile-based remote deposit capture solutions.  With our unique technology platform, customer-centric approach and unprecedented client marketing, we simplify development and minimize cost, helping clients to accelerate speed-to-market and return on investment.

INTELLECTUAL PROPERTY

Like most of our competitors, we generally rely on a combination of patent, copyright, trademark and trade secret laws, internal security practices and employee and third-party confidentiality agreements to protect our various intellectual properties.  We believe that we possess all proprietary rights necessary to conduct our business.

Our ability to enforce our intellectual-property rights is subject to general litigation risks and costs.  Typically, when a party seeks to enforce its intellectual-property rights, it is often subjected to claims that the intellectual-property right is invalid, or is licensed to the party against whom the claim is being asserted.  We cannot be certain that our intellectual-property rights will not be infringed upon, that others will not develop products in violation of our intellectual-property rights, or that others may assert, rightly or wrongly, that our intellectual-property rights are invalid or unenforceable.  In instances where we may rely on trade secrets for the protection of our confidential and proprietary business information, we cannot be certain that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become discovered or, for that matter, independently developed by our competitors.  In general, defending intellectual-property rights is expensive and consumes considerable time and attention of management.  Our involvement in intellectual-property litigation would likely have a materially and adverse effect on our business and may threaten our viability.  Even if we were ultimately successful in defending our intellectual-property rights, the cost of such defense may be crippling to our business and materially and adversely affect our prospects and viability.

We have applied for patents with regard to how our software is used on the Apple OS X platform and various tablet devices.  We have also applied for patents with regard to certain aspects of the functionality of our software, including check deposit review, approval and fraud-prevention processes, fees and billing processes used by FSO and banks, as well as other capabilities.  While these functions are important features of our RDC product offering, we presently believe that none of them are critical to our overall ability to provide RDC services. Nevertheless, our management does believe that these patents, if ultimately obtained, provide us with a competitive advantage in the marketplace for RDC services.

GOVERNMENTAL REGULATION

We are subject to regulation by federal, state and local governments that affect the products and services we provide.  Generally, these regulations are designed to protect consumers who deal with us and not to protect our stockholders.  As a provider of services to financial institutions, our operations are examined on a regular basis by state regulatory authorities and representatives of the federal Financial Institutions Examination Council, which is a formal inter-agency body empowered to prescribe uniform principles, standards and report forms for the federal examination of financial institutions and to make recommendations to promote uniformity in the supervision of financial institutions.  In addition, independent auditors may periodically review many of our operations to provide internal control evaluations for our clients, auditors and regulators.

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted.  The Dodd-Frank Act introduced substantial reforms to the supervision and operation of the financial services industry, including introducing changes that:

•	affected the oversight and supervision of financial institutions;

•	provided for a new resolution procedure for large financial companies;

•	introduced more stringent regulatory capital requirements;

•	implemented changes to corporate governance and executive compensation practices; and

•	required significant rule-making.

The Dodd-Frank Act also established a new federal inter-agency council called the Financial Stability Oversight Council (“FSOC”) and a new federal bureau called the Consumer Financial Protection Bureau (“CFPB”). The FSOC monitors and assesses “systemic risk” to the safety of the United States financial system and coordinates the actions of the various regulatory agencies on those issues.  The CFPB is empowered to conduct rulemaking and supervision related to, and enforcement of, federal consumer financial protection laws.  The Dodd-Frank Act has generated, and is expected to continue to generate, numerous new regulations that will impact the financial industry.  It is not possible to predict with any specificity the extent to which the Dodd-Frank Act, the FSOC, the CFPB, or the resulting regulations will impact our business or the businesses of our current and potential clients over the long term.

As a result of the banking capabilities we expect to offer our customers as a result of our acquisition of the Select Mobile Money Premier assets, we will be required to comply with certain regulations under Gramm-Leach-Bliley Act, as well as certain state regulations relating to financial institutions.  Those regulations are designed to establish, implement and maintain such physical, electronic and procedural safeguards to maintain the security and confidentiality to protect consumer data privacy.  We intend to invest the resources required to become compliant with these regulations.  Presently, we estimate this effort will cost us approximately $150,000.

EMPLOYEES

We refer to our employees as our associates.  At March 15, 2014, we had approximately 50 full-time associates, including those added in connection with our acquisition of the Premier Mobile Money Select assets (see the “Recent Developments” caption below).  Our associates are involved in administration, sales/marketing, technology development, engineering and support.

CORPORATE INFORMATION

We were incorporated in Delaware in February 2010.  Our corporate headquarters are located at Southwest Tech Center A, 18671 Lake Drive East, Minneapolis, MN 55317.  As described above under the caption “Reverse Merger Transaction,” in February 2014, we engaged in a reverse triangular merger through which we acquired the business of Cachet Financial Solutions Inc., a Minnesota corporation, and changed our corporate name to “Cachet Financial Solutions, Inc.”  Prior to the merger, our corporate name was “DE Acquisition 2, Inc.”  We were formed as “blank check” company with the sole purpose of acquiring a business seeking to become a public reporting company through a merger transaction.  Our current corporate organization is depicted below:

Our principal executive offices are located at 18671 Lake Drive East, Southwest Tech Center A, Minneapolis, MN 55317 and our telephone number is (952) 698-6980. Our website address is www.cachetfinancial.com.  The information on or accessible through our website is not part of this report.

RECENT DEVELOPMENTS

Board of Directors

Effective March 18, 2014, four individuals were elected to positions on our Board of Directors pursuant to action taken by our stockholders in writing immediately prior to the closing of the merger with and our acquisition of the business of Cachet Financial Solutions Inc. (Minnesota).  The new directors are Jeffrey C. Mack, James L. Davis, Michael J. Hanson and Mark S. Anderson, all of whom were directors of Cachet Financial Solutions Inc. (Minnesota) prior to the merger.  For more particular information about these individuals, and our Board of Directors in general, please see ITEM 10 below.

Amendment and Restatement of Certificate of Incorporation and Bylaws; Reverse Stock Split

Effective March 18, 2014, we amended and restated our Certificate of Incorporation and corporate bylaws.  The Amended and Restated Certificate of Incorporation:

•	sets forth more explicit indemnification rights for officers and directors of the Company (which provisions are not contained in the existing Certificate of Incorporation);

•
permits the Board of Directors to amend the bylaws of the Company, subject, however, to the power of the stockholders to do the same (the existing Certificate of Incorporation contains no such provision);

•
contains more explicit powers of the Board of Directors relating to the designation and issuance of preferred stock of the Company (whereas the existing Certificate of Incorporation contains only general language respecting preferred stock as authorized share capital);

•	permits the Board of Directors to fix the size of the Board of Directors (the existing Certificate of Incorporation contains no such provision); and

•	effected a stock combination (reverse stock split) of the Company’s issued and outstanding common stock on a 1-for-10.9532 basis.

Our Amended and Restated Bylaws:

•	provide that special meetings of stockholders may be called only by (i) the Chairman of the Board of Directors, (ii) the Chief Executive Officer or (iii) the full Board of Directors;

•	contain advance-notice provisions relating to the conduct of business at stockholder meetings, including the nomination by stockholders of persons to serve as directors of the Company.

•	set forth explicit rights, powers and manner of acting of the Board of Directors and officers;

•	permit the Board of Directors to create committees;

•	permit stockholders holding a majority of the voting shares of the Company to take action through written consent;

•	permit the Board of Directors to increase the size of the Board of Directors and to amend the bylaws, subject, however, to the power of the stockholders to do the same; and

•	provide for the indemnification of directors and officers to the extent not prohibited by applicable law.

Our stockholders approved these amendments and restatements in writing immediately prior to the closing of the merger with and our acquisition of the business of Cachet Financial Solutions Inc. (Minnesota).

New Chief Financial Officer

On March 19, 2014, Brian S. Anderson resigned his position as our Chief Financial Officer and Executive Vice President of Cachet.  On that same date, we entered into a Transition Agreement with Mr. Anderson pursuant to which Mr. Anderson will, as an independent contractor, provide transition services, consistent in nature and scope with the services he performed as Chief Financial Officer, for a 90-day period.

Also on March 19, 2014, we appointed Darin McAreavey to serve as our Chief Financial Officer and Executive Vice President.  Mr. McAreavey’s employment and appointment commences on April 3, 2014.  We have entered into a one-year Employment Agreement with Mr. McAreavey, with automatic annual renewals thereafter. Under the Employment Agreement, Mr. McAreavey will receive an annualized base salary of $220,000, in accordance with our standard payroll practices, and is eligible for performance-based cash bonuses in the discretion of our Board of Directors.  In addition, Mr. McAreavey has been offered our standard employee benefits for health, dental and life and disability insurance.

Amendment to Forbearance Agreement

On March 21, 2014, Cachet Financial Solutions Inc. (Minnesota), our wholly owned operating subsidiary, entered into a First Amendment to Forbearance Agreement with Michaelson Capital Special Finance Fund, LP, a Delaware limited partnership (formerly, Imperium Special Finance Fund, LP), to be effective as of March 7, 2014.  The First Amendment to Forbearance Agreement amends the original Forbearance Agreement dated as of December 6, 2013. Under the original Forbearance Agreement, Michaelson Capital had agreed to forbear, through March 6, 2014, from pursuing certain remedies under a Loan and Security Agreement entered into by the parties as of October 26, 2012, as amended as of February 19, 2013.  Pursuant to the First Amendment to Forbearance Agreement, Michaelson Capital has agreed to extend through May 12, 2014 the period of time during which it will forbear from pursuing such remedies. In exchange, we agreed to pay Michaelson Capital the sum of $250,000 in partial satisfaction of amounts owing under the Loan and Security Agreement, and to cause to be issued to Michaelson Capital shares of our common stock, the value of which equals $1,000,000.  The number of shares will be determined in the manner set forth in the First Amendment to Forbearance Agreement.

Acquisition of Select Mobile Money Premier

In March 2014, we purchased from DeviceFidelty, Inc., a Texas corporation, certain tangible and intangible assets of a business engaged in the development and provision of technology platforms supporting mobile wallet applications.  The acquisition includes strategic relationships with Visa, Mastercard, MoneyGram and Navy Federal Credit Union, the providers of those services to their consumers. We believe this capability complements and supports our RDC and mobile deposit business by adding new features and services for consumers, creating an expanded consumer base and target market, and also expands the scope of our potential partners in the FSO market. The acquisition included contracts with the largest Credit Union in the US, Navy Federal, Spot Mobile, and Locker81.  The software asset we purchased included an assignment of a contract with Visa, to provide their customers this Visa endorsed mobile platform.  It also includes the first mobile Moneygram implementation and Moneygram’s endorsement of the mobile solution to their customers.  We paid an initial purchase price of $1.125 million for these assets, with an additional $1.0 million payable upon the satisfaction of certain performance-related contingencies.

We intend to market Select Mobile Money Premier through its existing marketing channels, and to provide all corporate support functions through our existing staff.  In addition to the assets acquired, we have retained four individuals from the seller who will provide the technological and programming skills to develop, market and support these products.

ITEM 1A	RISK FACTORS

You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and any investment you have or may make in our Company.  If any of these risks actually occurs, our business, financial condition, results of operations or cash flow could be harmed. This could cause the trading price of our common stock to decline, resulting in a loss of all or part of your investment.  The risks described below are not the only ones that we face.  Additional risks not presently known to us, or that we currently deem immaterial, may also affect our business.

Our operations and business are subject to the risks of an early stage company with little revenue at this time.

Our business will be subject to all the risks inherent in the establishment of a new enterprise and the uncertainties arising from the absence of a significant operating history.  We cannot project whether or when we will become profitable because of the significant uncertainties regarding our ability to generate revenues.  One of the principal challenges that we face is gaining customer acceptance. We face substantial competition from well-established companies with far greater resources, and our potential customers may be more familiar with our competitors and their capabilities.

Our future success will depend upon many factors and variables facing a new business, including factors which may be beyond our control or which cannot be predicted at this time.  We have formulated our business plans and strategies based on certain assumptions regarding the acceptance of our business model and the marketing of our products and services known as “RDC Select.”  Nevertheless, our assessments regarding market size, market share, or market acceptance of our products and services or a variety of other factors may prove incorrect.  We are a new enterprise and have not previously engaged in the RDC market.  Although certain members of our management have consulted with an existing company offering RDC products and services, none of them has managed or operated a business in this field.  In sum, we may be unable to successfully implement our business plan and become a profitable business.  Any such failure will have a materially adverse effect on our prospects and, likely, the value of any investment in our Company.

We will need additional financing in the future and any such financing may dilute our existing stockholders.

We require additional financing to continue our operations.  Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks, loans from affiliates of the Company or other financial institutions. We may not, however, be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to us, if at all. If financing is not available, we may be forced to abandon our business plans or our entire business, or discontinue our preparation and filing of public disclosure reports with the SEC. If we successfully enter into a financing transaction, any additional equity or equity-linked financing would be dilutive to our stockholders, and additional debt financing, if available, may involve restrictive covenants.

We have a significant number of shares of our common stock issuable upon conversion of certain outstanding debt obligations, and the issuance of such shares upon conversion will have a dilutive impact on our stockholders.

In addition our outstanding options and warrants for the purchase of shares of our common stock, an aggregate principal amount of $3.2 million in outstanding debt of Cachet Financial Solutions Inc. (together with accrued but unpaid interest thereon) is, as a result of the reverse merger transaction on February 12, 2014, convertible into shares of Company common stock.  Other than with respect to $600,000 in principal amount of outstanding debt (the conversion rights of which are optional for the holder of such debt), these conversion rights generally provide for automatic conversion, upon the completion of a financing transaction in which gross proceeds to the Company are at least $3.0 million, of the debt into the same securities as those sold in the financing transaction at a conversion rate equal to 90% of the price at which such securities are sold.  One financier of the Company, Trooien Capital, LLC, has the right (but not the obligation) to advance up to $3.4 million in additional loans, for the purpose of refinancing obligations owed to Michaelson Capital Partners, LLC, our senior secured lender.  Upon any automatic or optional conversion of this outstanding debt (including any conversion of additional advances that Trooien Capital may make), the Company would become obligated under the borrowing agreements with these lenders to issue warrants for the purchase of additional shares of common stock (in an amount equal to the number of shares issued upon such debt conversions) at a per-share price equal to 120% of the price at which equity securities are sold in the related financing transaction.  In addition, the Company agreed with its senior secured lender, Michaelson Capital Partners, LLC, in connection with an extension of a December 6, 2013 Forbearance Agreement through May 12, 2014, to issue $1.0 million of common shares to Michaelson Capital.  The precise number of shares of common stock issued to Michaelson Capital will be determined by reference to the per-share involved in a future of securities offering.

All of the shares of common stock that we could become obligated to issue upon conversions of debt, including shares issuable on account of warrants issued upon conversions of debt, are collectively referred to as the “debt conversion shares.”  The Company has agreed in its borrowing arrangements with these lenders to register the resale of the “debt conversion shares” described above.  The issuance of the debt conversion shares will have a dilutive effect upon our existing stockholders and the overhang from the resale or potential resale of these debt conversion shares on any future market for the Company’s common stock will likely have a material and adverse effect on the price of our common stock.

We have a significant amount of secured and unsecured debt, which could limit or eliminate recovery of your investment if we fail to reach profitability.

We have a substantial amount of indebtedness.  As of December 31, 2013, we had approximately $2.8 million of senior indebtedness, including interest and premiums, to Michaelson Capital Partners, LLC (f/k/a Imperium Special Finance Fund, LP) (“Michaelson”) pursuant to a Loan and Security Agreement dated October 26, 2012, as amended on February 19, 2013 (the “Senior Debt”).  Our debt for borrowed money under the Loan and Security Agreement with Michaelson matured and became due on August 19, 2013.

On December 6, 2013, we entered into a Forbearance Agreement with Michaelson under which Michaelson agreed to forbear from pursuing its remedies under the Loan and Security Agreement through March 6, 2014. Effective March 7, 2014 the Forbearance Agreement was extended until May 12, 2014. Contemporaneously with the execution and delivery of that Forbearance Agreement, we entered into a Loan and Security Agreement with Trooien Capital, LLC on December 12, 2013. Under that agreement and related documents, Trooien Capital has the right (but not the obligation) to refinance our Senior Debt owed to Michaelson and Trooien Capital may convert principal and interest into equity at a rate equal to 90% of the price at which securities are sold in a financing transaction in which gross proceeds to the Company are at least $3.0 million. Loans made to us by Trooien Capital under our Loan and Security Agreement accrue interest at the rate of 10% per annum, and will mature on December 12, 2016. To date, Trooien Capital has advanced an aggregate of $600,000 to us under our Loan and Security Agreement with them, and all of such proceeds have been applied to amounts we owe to Michaelson. Based on these arrangements, we may be unable to satisfy the entirety of our Senior Debt owed to Michaelson and, even if we are able to so satisfy Michaelson, we may be unable to satisfy our obligations to Trooien Capital. Any such failure could have a material and adverse effect on our financial condition, business prospects, and our viability.

At December 31, 2013, we also had approximately $5.6 million in certain secured and unsecured notes, both convertible and non-convertible, that are expressly subordinate to our Senior Debt or otherwise junior. Subsequent to December 31, 2013, we have borrowed an additional $1.70 million to support working capital requirements and repay $470,000 in outstanding debt.  We also borrowed $1.5 million to fund the initial $1.125 million payment for the Select Mobile Money Premier acquisition described above.    If we are unable to pay or refinance the Senior Debt when due, or if we are declared bankrupt or insolvent, these junior noteholders may not recover the value of their notes.  Furthermore, our common stock ranks junior to all of our existing and future indebtedness and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings.  Holders of our common stock may not recover any portion of their investment unless all of our other creditors’ claims are satisfied first.

Our success critically depends on the continued popularity of RDC technologies in general, and our RDC Select solution in particular, achieving and maintaining widespread acceptance in our targeted markets.  If RDC falls out of favor, or if our RDC Select fails to win consumer acceptance, the viability of our business may be threatened.

We expect that our success will depend to a large extent on the continuing broad market acceptance of RDC technologies in general, and on market acceptance of our RDC Select ™ and services among banks and credit unions.  Our target customers may not currently use RDC solutions for a number of other reasons, including unfamiliarity with the technology or perceived lack of reliability.  We believe that the acceptance of RDC Select and our services by our prospective customers will depend on the following factors:

•	the continued importance of RDC technologies and capabilities among end-user consumers

•	our ability to demonstrate RDC Select’s economic and other benefits;

•	our customers’ acceptance of us as a service provider; and

•	the reliability of the software and hardware comprising the RDC Select solution.

Even if we are successful in refining, selling and servicing our products and related solutions, the RDC market may slow or not grow fast enough for us to attain profitability in the near future, if ever.

Under our current business model, we rely upon third parties to provide software integration, hardware, fulfillment, and support and maintenance services in connection with our RDC solutions.

We may develop, proprietary software for our RDC solutions by using imaging or mobile solutions from various partners.  For instance, our RDC platform utilizes software and hardware from multiple third-party vendors such as Mitek Systems Inc., Parascript, LLC, AQ2 Technologies, LLC and Nitro Mobile Solutions, LLC and we expect that we will continue to rely on multiple third-party vendors to create competitive software offerings for our customers and to provide them with state-of-the-art products.

We also rely on cooperation among our third-party vendors, and if they are unwilling to work with us or one another to perform needed integration services, our ability to provide competitive software offerings may be adversely impacted. The performance of our RDC solutions depends upon the performance and quality of third party products and services, including hardware fulfillment, support and maintenance.  If the systems provided by third parties develop technical or operations problems, or cannot be scaled to meet the needs of our customers, or the third parties do not perform required services in a timely manner, our business may be materially and adversely affected.

If our products have product defects or we fail to provide agreed upon services to our clients and end users, it could materially damage our reputation, sales and profitability and result in other costs.

The products we provide to our clients and industry partners, including those licensed from third parties and those we develop, are extremely complex and are constantly being modified and improved, and as such, they may contain undetected defects or errors when first introduced or as new versions are released. As a result, we could in the future face loss or delay in recognition of revenues as a result of software errors or defects.  Our contracts with users and partners contain provisions that may require us to remedy malfunctions in our products or the services we provide and to pay damages if we breach our contractual obligations.

There can be no assurance that, despite our reliance on established software vendors and our testing, errors will not be found in our products, resulting in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, adverse litigation, or service and warranty costs, any of which would have a material adverse effect upon our business, operating results and financial condition.

Our industry is characterized by rapid technological change.  If we are unable to adapt our products and develop or acquire new technology to keep with these rapid changes, we will not be able to obtain or maintain market share.

The market for our product is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and heavy competition.  Furthermore, many of our competitors have greater capabilities and resources to develop and test new technology more rapidly than we do. We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in acquiring new technologies, developing or acquiring new products or enhancing existing products in a timely and cost-effective manner.  These new technologies or enhancements may not achieve market acceptance.  Our pursuit of necessary technology may require substantial time and expense.  We may need to license new technologies to respond to technological change.  These licenses may not be available to us on financially favorable terms. Finally, we may not succeed in adapting our products to new technologies as they emerge.

Our image in the marketplace could be damaged if our RDC services become unavailable due to human error, power or Internet connectivity issues, or if there are security breaches.

It is important that our RDC solutions servers are available for processing to our customers on a 24/7/365 basis.  We rely on our ISP to provide consistent service and administration, keep up with technical requirements and innovations, and maintain industry standards of redundancy and recovery.  If our ISP does not meet these requirements, our image may suffer in the marketplace and we could lose customers.

Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our products and services.  The financial services industry, and in particular banks and those involved in the check-cashing segment, are concerned about the maintenance of customer privacy and compliance with consumer privacy requirements under laws such as the Gramm-Leach-Bliley Act.  While we strive to comply with all applicable data protection laws and regulations, as well as our own privacy policies, any failure or perceived failure on our part to comply, and even the failure of a competitor of ours in our industry, may result in proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could potentially have a material and adverse effect on our business.

In addition, as nearly all of our products and services are Internet based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security, or lapses by competitors in our industry, that results in the release of users’ data could seriously limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of Internet-based products and services we offer.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.  Our products and services involve the storage and transmission of users’ and customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data or our users’ or customers’ data.  Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.

The failure to grow our revenues could adversely affect our ability remain a public reporting company.

We intend to grow our revenues organically, which we expect will require a substantial amount of time, money, and other valuable resources.  If we are unable to grow our revenues quickly enough to pay for our infrastructure and administrative costs, the continued added costs associated with being a public company (e.g., additional legal, accounting and professional consulting costs) may outweigh the benefits of being a public reporting company, and we may ultimately determine or be forced to cease filing our periodic reports with the SEC and de-register as a public company.

If we are unable to manage our growth, our business and results of operations could be adversely affected.

Any new and significant sustained growth will likely place a strain on our management systems and operational resources.  Our ability to compete effectively and to manage our future growth, if any, will depend on our ability to maintain and improve operational, financial, and management information systems on a timely basis and to expand, train, motivate and manage our work force.  If we begin to grow significantly, we cannot be certain that our personnel, systems, procedures and controls will be adequate to support our operations.

We may be required to expend significant resources to comply with governmental regulations.

We are subject to certain U.S. laws and regulations. New laws or new interpretations of existing laws will also impact our business.  Such laws may include the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law on July 21, 2010.  Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific provisions of the Dodd-Frank Act. Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.

Because we provide material services to insured depository institutions, we may be subject to certain provisions of the Bank Service Company Act as well as provisions of the Dodd-Frank Act creating the Consumer Financial Protection Bureau (the “Bureau”).  The Bureau prohibits service providers from engaging in unfair, deceptive or abusive acts or practices, as defined by the Bureau, and requires them to conform services to the provisions of federal consumer financial laws, as defined in the Dodd-Frank Act, and prohibits them from committing any act or omission in violation of a federal consumer financial law.  The Bureau has not yet issued any implementing regulations under the foregoing provisions, and therefore the scope, extent and nature of the Bureau’s regulatory, supervisory and enforcement authority is not yet known.  The Dodd-Frank Act provides the Bureau with enforcement powers that include the authority to conduct investigations and adjudication proceedings, and litigation authority, and which authorize the Bureau to, among other things, assess civil money penalties as provided in the Dodd-Frank Act.  At this time, we do not expect that as a service provider the activities of the Bureau will have a material adverse impact on our company and that we will be able to comply with the regulations of the Bureau when they are issued.

In addition, whether or not U.S. laws and regulations that apply to banks and other service providers apply to us, our clients have and may in the future require us to adhere to standards relating to high levels of security, the maintenance of customer privacy and other regulatory areas that they are obligated to meet in their compliance with such laws.  There can be no assurance that we will be able to meet such requirements. Any such failure could materially and adversely affect our business and its viability, as well as the price of our common stock.

Changes in banking regulations could negatively affect our business.

Our financial institution clients are subject to the supervision of several federal, state and local government regulatory agencies, and we must continually ensure that our products and services work within the extensive and evolving regulatory requirements applicable to our financial institution clients.  Regulation of financial institutions such as banks can indirectly affect our business. While the use of our products by financial institutions is either not subject to, or is currently in compliance with, banking regulations, a change in regulations or the creation of new regulations on financial institutions, including modifying a financial institution’s ability to offer products and services similar to ours, could prevent or lessen the use of our products and services by financial institutions, which would have a substantial negative effect on our business and operations.

Our success may depend on retaining key personnel and our ability to attract and retain additional personnel.

Our key personnel currently include:

•	Jeffrey C. Mack, Chief Executive Officer and President

•	Christopher F. Ebbert, Executive Vice President and Chief Information Officer

•	Lawrence C. Blaney, Executive Vice President of Sales and Marketing

•	Darin McAreavey, Executive Vice President and Chief Financial Officer

If we fail to retain our key personnel or to attract, retain and motivate additional qualified associates, our ability to maintain and develop our business may be adversely affected.  Our future success depends significantly on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy.  The loss of the services of our key associates could harm our business.   We may in the future be unable to retain our associates or to attract, assimilate and retain other highly qualified associates who could migrate to other employers who offer competitive or superior compensation packages.  If we are unable to hire and retain enough qualified technical, sales and marketing personnel, and management personnel, or if those we hire are not as productive as we expect, we may not be able to achieve our sales plans or maintain our current level of sales.  In any such event, our price of our common stock may decline due to failures to meet expectations, need for additional financing to meet our goals, or both.

Our ability to execute our business strategy may depend on our ability to protect our current intellectual property or intellectual property we may develop in the future, and if any third parties make unauthorized use of our intellectual property, or if our intellectual property rights are successfully challenged, our competitive position and business could suffer.

Our success and ability to compete will depend substantially on our ability to develop proprietary technologies. We own no patents, but in October 2010, we filed a provisional patent application relating to our Apple OS X Internet deposit application. We have filed additional provisional patent applications.  In addition, we expect to rely on trademark and copyright law, trade secret protection and confidentiality agreements with our associates, customers and others to protect our proprietary rights.  Despite our precautions, unauthorized third parties might copy certain portions of our software (as developed) or reverse engineer and use information that we regard as proprietary.  We may not be able to detect infringement and may lose our competitive position in the market.  In addition, competitors may design around our technology or develop competing technologies.  There can be no assurance that we will obtain patents on the inventions disclosed in our provisional application or on any future patent applications, nor can there be any assurance that the scope of any future patent will be sufficiently broad to offer us meaningful protection. Finally, intellectual property rights may be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

Companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling our products.

Other persons may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our products and services. In addition, we may need to bring legal claims to enforce or protect such intellectual property rights.  Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our resources.

In December 2010, we received notice from a party claiming that one of our trademarks employing the word “Cachet” may infringe that party’s trademarks.  Based on current information, we believe there are substantial and meaningful differences between the relevant trademarks that would in our reasonable judgment preclude a finding of infringement, or that would adversely affect the trademark in question. In the event we are unable to reach an agreement with that third party, we intend to vigorously contest its claims and protect our rights.

We will compete with other companies that are well established and have more resources, and we may also compete against technologies developed in-house by some of our clients or potential clients, all of which puts us at a competitive disadvantage.

The market for remote deposit capture is highly competitive and we expect competition to increase.  Most of our competitors or potential competitors have significantly greater financial, technical and marketing resources than us.  These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements.  They are also able to devote greater resources to the development, promotion and sale of their products than we do.  On occasion, we may also have potential clients who have developed their RDC products and services internally, and so our competition may come from within the clients themselves, sometimes making it more difficult to consummate a transaction due to territoriality, bias toward in-house developed capabilities, or concerns about our support availability in comparison to in-house support.

We expect competitors to continue to improve the performance of their products and to introduce new products, services and technologies.  Successful new product introductions or enhancements by our competitors could affect our sales and the market acceptance of our products, cause intense price competition or make our products obsolete.  To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support.  If we do not have sufficient resources to make these investments or are unable to make the technological advances necessary to be competitive, our competitive position will suffer.  Our failure to compete successfully against current or future competitors could seriously harm our business.

Financial institutions are subject to industry consolidation, and we may lose clients with little notice, which could adversely affect our revenues.

The financial institution industry is prone to consolidations that result from mergers and acquisitions.  Other financial institutions that do not use our products and services may acquire our existing clients and then convert them to competing products and services.  Most of our contracts provide for a charge to the client for early termination of the contract without cause, but these charges are insufficient to replace the recurring revenues that we would have received if the financial institution had continued as a client.

If we fail to maintain adequate internal controls over financial reporting, then our business and operating results could be harmed.

Internal controls over financial reporting are processes designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Failure to maintain effective internal controls over financial reporting in the future could cause us to fail to meet our reporting obligations, cause our financial statements to contain material misstatements, and harm our business and operating results.  Even if we do not experience material weaknesses, our internal controls may not prevent all potential errors, because any control system, regardless of its design, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be achieved.

We do not anticipate paying any dividends on our common stock in the foreseeable future.

In the foreseeable future, we do not expect to declare or pay any cash or other dividends on our common stock. In addition, our current debt agreements restrict us from paying dividends and future borrowing arrangements may prevent us from paying dividends on our common stock during such time as we are borrowers subject to those terms. This means that the sole means of our stockholders making a profit on a purchase of our common stock must occur through appreciation in the price of our common stock on the market. As indicated elsewhere, our Company, business and industry, and an investment in our common stock is subject to numerous risks. Stockholders may be unable to sell their stock at times and at prices that they believe are reflective of the true value of their shares, if at all.

Provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.

Our Certificate of Incorporation, as amended, corporate bylaws and Delaware law contain provisions that could make it more difficult for a third party to obtain control of us.  For example, Delaware law contains a control share acquisition statute and a business combination statute.

Because of the fact that our Company was once a “shell company” under applicable SEC rules, our shareholders will not be able to rely on the safe harbor provisions of Rule 144 to resell their shares until at least February 12, 2015 and possibly later, which fact will make it materially more difficult to sell shares of our Company absent registration of such transaction.

Our Company (f/k/a DE Acquisition 2, Inc.) was a “shell company” from inception through the date of the Merger and acquisition of the Cachet business.  Paragraph (i) of Rule 144 applies to companies that are, or that once were (regardless of how long ago), and prohibits the reliance of any shareholder of a current or former shell company on the safe harbor provisions of Rule 144 unless at least one full year has elapsed since the filing by that company of information respecting a new or acquired business that is required under Form 10 promulgated by the SEC.  We originally filed this information under cover of Form 8-K on February 12, 2014 as a result of the Merger.  Therefore, we do not expect any shareholders to be able to rely on the safe harbor provisions of Rule 144 until at least February 12, 2015.  In addition, it is possible that we or the SEC will take the position that complete Form 10 information was not filed until the date on which we amended our report on Form 8-K, in which case shareholders may not be able to rely on Rule 144 for the sale of their shares until at least March 31, 2015.  Regardless, absent the registration of the resale of any shares, our shareholders will not be able to publicly resell their shares until such times.  As such, shareholders will be required to hold their shares or engage in private sales that are otherwise not violative of the Securities Act of 1933.  As a result, our shareholders will not be able to sell their shares when and as they wish in reliance on Rule 144, or at prices or in ways that they may believe are appropriate, until the one-year period has expired.

Being a public company results in additional expenses and diverts management’s attention, and could also adversely affect our ability to attract and retain qualified directors.

As a result of our February 12, 2014 reverse merger transaction, the business of Cachet must now bear the expenses associated with being a public reporting company.  As a public reporting company, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934.  These requirements generate significant accounting, legal and financial compliance costs, and make some activities more difficult, time consuming or costly, and may place significant strain on our personnel and resources.  As a result, management’s attention may be diverted from other business concerns, which could have an adverse and even material effect on our business, financial condition and results of operations.  These rules and regulations may also make it more difficult and expensive for us to obtain director and officer liability insurance.  If we are unable to obtain appropriate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, could be adversely impacted.

In addition, investors should understand that our historical financial statements contained in this report do not presently include or reflect any of the costs or strains of being a public reporting company. As a consequence, an investor should understand that our general and administrative expenses can be expected to increase as a result of our becoming a public reporting company.

The protection provided by the federal securities laws relating to forward-looking statements does not apply to us. The lack of this protection could harm us in the event of an adverse outcome in a legal proceeding relating to forward-looking statements made by us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to certain issuers, including issuers that do not have their equity traded on a recognized national securities exchange.  Our common stock does not trade on any recognized national securities exchange.  As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.  The lack of this protection in a contested proceeding could harm our financial condition.

Our officers and directors possess controlling voting power with respect to our common stock, which will limit your influence on corporate matters.

Our officers and directors collectively possess beneficial ownership of approximately 58.67% of our voting stock as of the date of this report.  As a result, our insiders have the ability to outrightly control our management and affairs through the election and removal of our Board of Directors and all other matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.  This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders.  Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through stockholder votes and otherwise.

Our Certificate of Incorporation grants our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without stockholder approval.

Our authorized capital consists of 520 million shares of capital stock.   Our Board of Directors, without any action by our stockholders, may designate and issue shares in such classes or series (including other classes or series of preferred stock) as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.

The rights of holders of other classes or series of stock that may be issued could be superior to the rights of holders of our common shares.  The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock.  Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

Additional risks to our investors may exist since we became public through a “reverse merger.” Security analysts of major brokerage firms may not provide coverage of our Company since, because we became public through a reverse merger, there is no incentive to brokerage firms to recommend the purchase of our common stock.  In addition, because of past abuses and fraud concerns stemming primarily from a lack of public information about newly public businesses, there are many people in the securities industry and business in general who view reverse merger transactions with suspicion.  Without brokerage firm and analyst coverage, there may be fewer people aware of us and our business, resulting in fewer potential buyers of our securities, less liquidity, and lower stock prices for our investors than would be the case if we had become a public reporting company in a more traditional manner.

Our common stock presently is not listed for trading on any market or listing service.

Our common stock presently is not listed for trading on any securities market or over-the-counter listing service.  We anticipate that a registered broker-dealer will apply for a ticker for our common stock on the OTC Bulletin Board in the near future, but we will not be in a position to control this application process.  As a result, it is possible that we will not be able to obtain a ticker or listing for our common stock on any market or listing service.

Even if our common stock were to be quoted on the OTC Bulletin Board, a listing on the OTC Bulletin Board is generally understood to be a less active, and therefore less liquid, trading market than other types of markets such as a stock exchange.  Compared to a listing on a stock exchange, a listing on the OTC Bulletin Board can be expected to have an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.  In addition, we would initially anticipate small trading volume in our common stock, which will likely make it difficult for our stockholders to sell their shares as and when they choose.  Small trading volumes generally depress market prices. As a result, we believe that you may not be able to resell shares of our common stock publicly, if at all, at times and prices that you feel are fair or appropriate.

Even if we obtain a listing, our common stock will likely initially be a “penny stock,” which may make it difficult to sell shares of our common stock.

Even if our common stock were to become listed or quoted, it would likely be categorized as a “penny stock” subject to the requirements of Rule 15g-9 under the Securities and Exchange Act of 1934.  Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2 million if we have been operating for at least three years or $5 million if we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6 million for each of the last three years.

The penny-stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions.  As a result, there is generally less trading in penny stocks.  If you become a holder of our common stock, you may not always be able to resell shares of our common stock in a public broker’s transaction, if at all, at the times and prices that you feel are fair or appropriate.

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we intend to take advantage of exemptions from certain reporting requirements available to “emerging growth companies” under that Act, including but not limited to not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 (relating to the effectiveness of our internal control over financial reporting), reduced disclosure obligations regarding executive compensation in our periodic reports and any proxy statements we may be required to file, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.  In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies.

We have elected to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not “emerging growth companies.” Consequently, our consolidated financial statements may not be comparable to the financial statements of other public companies.  We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”  In this regard, we will remain an “emerging growth company” for up to five years after the first sale of our common equity securities under an effective registration statement, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, we would cease to be an “emerging growth company” as of the next following December 31.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions.  If investors were to find our securities less attractive as a result of our election, our stock price may be adversely affected.

ITEM 1B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2	PROPERTIES

We lease approximately 22,212 square feet of space at 18671 Lake Drive East, Minneapolis, Minnesota 55317, pursuant to a lease terminating on August 31, 2016 at an average rental rate of $22,212 per month.

ITEM 3	LEGAL PROCEEDINGS

We are not currently involved in any material legal proceedings.  We are aware, however, of an entity named Cachet Banq that contacted us in December 2010 relative to their U.S. Trademark Registration No. 2,857,465 (registered on June 29, 2004) for the standard character mark CACHET covering “financial services, namely automated clearing house processing services for the payroll service industry.”  Cachet Banq has alleged that our use of “CACHET” infringes on their federal trademark registration.  We have denied that our use of the character mark CACHET infringes on Cachet Banq’s purported rights in their mark, and we expect to vigorously defend any future claims made by Cachet Banq.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock is not, and has never been publicly traded. As such, there is currently no market for our common stock. We anticipate that one or more registered broker-dealers may apply to have our common stock listed on the OTC Bulletin Board following the filing of this report. Nevertheless, the process of applying for quotation on the OTC Bulletin Board is undertaken and controlled by one or more market-makers (broker-dealers who agree to make a market for our common stock) and is largely outside of our control. Accordingly, we cannot be certain that our common stock will be listed on the OTC Bulletin Board or that, even if listed at some time in the future, an active market will ever develop.

HOLDERS

As of the date of this report, we had 6,333,248 shares of common stock outstanding held by approximately 70 holders of record.

DIVIDENDS

Holders of our common stock are entitled to share pro rata in dividends and distributions with respect to the common stock when, as and if declared by our Board of Directors out of funds legally available therefor.  We have not paid any dividends on our common stock.  We have not paid any dividends on our common stock and do not anticipate paying any such dividends in the near future. Instead, we intend to use any earnings for future acquisitions and expanding our business.  In addition, borrowing agreements with our senior secured and certain other lenders prohibit us from paying dividends on our common stock at this time.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2013, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by securityholders	272,543 (1)	$3.15	352,458
Equity compensation plans not approved by securityholders	555,000 (2)	$3.65	none

(1)
All of these securities relate to securities originally issuable under an equity compensation plan of Cachet Financial Solutions (Minnesota), entitled the “Cachet Financial Solutions Inc. 2010 Equity Incentive Plan,” approved by that corporation’s shareholders prior to the merger.  In connection with the merger, these securities and the associated plan were assumed by our Company, but no further incentive grants will be made under that plan. Securities issuable under the Cachet Financial Solutions Inc. 2010 Equity Incentive Plan and otherwise generally vest ratably over a three-year period.

(2)	These securities generally vest over two to three years.

2014 Stock Incentive Plan

On February 12, 2014, we adopted the 2014 Stock Incentive Plan.  The plan will be administered by the Board of Directors or a committee thereof.  Our Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant incentives for up to 100,000 common shares to new employees of the Company who are not officers of the Company during each fiscal year.  Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares.  Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors.  An aggregate of 1,521,621 shares of common stock are issuable under the plan.  No person is eligible to receive grants of stock options and SARs under the plan that exceed, in the aggregate, 400,000 shares of common stock in any one year.  The term of each stock option shall be determined by the board or committee, but shall not exceed ten years.  Vested stock options may be exercised in whole or part by the holder giving notice to the Company.  Options under the plan may provide for the holder of the option to provide payment for the exercise price of surrender shares equal to the exercise price.

TRANSFER AGENT

Our transfer agent is Corporate Stock Transfer, Inc., located at 3200 Cherry Creek Drive S., Denver, Colorado 80209. The transfer agent’s telephone number is (303) 282-4800. The transfer agent is registered under the Securities and Exchange Act of 1934.

RULE 144(i)

In general, under Rule 144, any person (or persons whose shares are aggregated) including persons deemed to be affiliates, whose restricted securities have been fully paid for and held for at least six months from the later of the date of issuance by a public reporting issuer or acquisition from an affiliate of that issuer, may sell such securities in broker’s transactions or directly to market makers, provided that the number of shares sold in any three-month period may not exceed the greater of one percent of the then-outstanding shares of common stock or the average weekly trading volume of shares of common stock in the over-the-counter market during the four calendar weeks preceding the sale.  Sales under Rule 144 are also subject to certain notice requirements and the availability of current public information about the public reporting issuer.  After one year has elapsed from the later of the issuance of restricted securities by the public reporting issuer or their acquisition from an affiliate of that issuer, persons who are not affiliates under the rule may sell such securities without any limitation.

Nevertheless, special limitations under Rule 144 apply to our Company and its shares due to the fact that the Company was once a “shell company” as defined in Rule 405 under the Securities Act of 1933.  In fact, the Company (f/k/a DE Acquisition 2, Inc.) was a “shell company” from inception through the date on which we consummated the merger with, and the business of, Cachet Financial Solutions.  Because the Company was once a “shell company,” paragraph (i) of Rule 144 prohibits our stockholders from relying on the safe harbor provisions of Rule 144 unless at least one full year has elapsed since the filing by our Company of information respecting the business Cachet Financial Solutions that is required under the SEC’s Form 10.  We originally filed this information on February 12, 2014 under cover of Form 8-K.  Therefore, we do not expect that our stockholders will to be able to rely on the safe harbor provisions of Rule 144 until at least February 12, 2015, and possibly as late as March 31, 2015.

DESCRIPTION OF EQUITY SECURITIES

Our authorized capital stock consists of 520 million shares of capital stock, $0.0001 par value per share.  Of these authorized shares, 500 million are authorized for issuance as common stock and 20 million are authorized for issuance as preferred stock.  All shares of common stock have equal voting rights and are entitled to one vote per share on all matters to be voted upon by our stockholders.  Shares of our common stock have no preemptive, subscription, conversion or redemption rights and may be issued only as fully paid and non-assessable shares.  Cumulative voting in the election of directors is not permitted.  In the event of our liquidation, each holder of our common stock is entitled to receive a proportionate share of our assets available for distribution to stockholders after the payment of liabilities.  All shares of our common stock issued and outstanding are fully paid and non-assessable.

As of the date of this filing, we had outstanding:

•	6,333,248 shares of common stock;

•	options for the purchase of up to 827,543 shares of common stock; and

•	warrants for the purchase of 1,209,462 shares of common stock.

In consideration of the extension of the forbearance by a senior secured lender (Michaelson Capital Partners, LLC), we agreed to issue $1.0 million in common shares, with the number of shares determined by reference to the per-share involved in a future securities offering. In addition, an aggregate principal amount of $3.2 million in outstanding debt of Cachet Financial Solutions Inc. (together with accrued but unpaid interest thereon) is, as a result of our February 12, 2014 reverse merger transaction, convertible into shares of Company common stock upon the completion of a financing transaction. Other than with respect to $600,000 in principal amount of outstanding debt (the conversion rights of which are optional for the holder of such debt), these conversion rights generally provide for automatic conversion, upon the completion of a financing transaction in which gross proceeds to the Company are at least $3.0 million, of the debt into the same securities as those sold in the financing transaction at a conversion rate equal to 90% of the price at which such securities are sold. One financier of the Company, Trooien Capital, LLC, has the right (but not the obligation) to advance up to $3.4 million in additional loans, for the purpose of refinancing obligations owed to Michaelson Capital Partners, LLC. Upon any automatic or optional conversion of this outstanding debt (including any conversion of the principal advances that Trooien Capital may make), the Company would become obligated under the borrowing agreements with these lenders to issue warrants for the purchase of additional shares of common stock (in an amount equal to the number of shares issued upon such debt conversions) at a per-share price equal to 120% of the price at which equity securities are sold in the related financing transaction. All of the shares of common stock that we could become obligated to issue upon conversions of debt, including shares issuable on account of warrants issued upon conversions of debt, are collectively referred to as the “debt conversion shares.”

As of the date of this filing, there are approximately 456,487 shares of common stock that may potentially be sold without restriction and limitation. As of the date of this filing, the Company has agreed to register the resale of the “debt conversion shares” described above.

ITEM 6	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.  This discussion contains forward-looking statements that involve significant uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed in “Risk Factors” elsewhere in this report.  For further information, see “Forward-Looking Statements” below.

OVERVIEW

Reverse Merger Transaction

Pursuant to an Agreement and Plan of Merger and Reorganization dated January 14, 2014, as amended on February 11, 2014 (referred to simply as the “Merger Agreement”), we acquired by merger the business of Cachet Financial Solutions Inc., a Minnesota corporation, described in this report.  The merger was completed and effective as of the close of business on February 12, 2014, upon the filing of Articles of Merger with the Minnesota Secretary of State (the “Effective Time”).

At the Effective Time and pursuant to the Merger Agreement:

•
each share of common stock of Cachet Financial Solutions (Minnesota) issued and outstanding immediately prior to the Effective Time was converted into the right to receive 10.9532 validly issued, fully paid and non-assessable shares of the Company’s common stock, with fractional shares rounded down to the nearest whole number (the “Exchange Ratio”); and

•
all securities convertible into or exercisable for shares of common stock of Cachet Financial Solutions (Minnesota) (including shares of common stock issuable upon exercise of issued and outstanding options and warrants) that were outstanding immediately prior to the Effective Time were converted into securities convertible into or exercisable for that number of shares of common stock of the Company as the holders thereof would have been entitled to receive if such securities of Cachet Financial Solutions (Minnesota) had been converted into or exercised for shares of common stock of Cachet Financial Solutions (Minnesota) immediately prior to the Effective Time, based on the Exchange Ratio.  As part of this conversion, the price at which the holders securities convertible into and exercisable for common stock of the Company will be required to pay in connection with their later conversion or exercise is equal to the quotient obtained by dividing (i) the per-share price at which their related options and warrants for the purchase of common stock of Cachet Financial Solutions (Minnesota) were exercisable prior to the Effective Time by (ii) the Exchange Ratio.

In connection with the merger, we changed our corporate name to “Cachet Financial Solutions, Inc.” to reflect our ownership of the business of Cachet Financial Solutions (Minnesota).  Prior to the merger, our corporate name was “DE Acquisition 2, Inc.”

The merger represents a change in control of the Company inasmuch as greater than 50% of the issued and outstanding voting stock of Company, on a post-merger basis, came to be held by the former holders of securities of Cachet Financial Solutions.  As a result of the merger, the Company now owns Cachet Financial Solutions and its entire business.

The foregoing description of the Merger Agreement and the transactions contemplated and effected thereby is not complete and is qualified in its entirety by the contents of the actual Merger Agreement.

Unless noted otherwise, all share figures and share prices contained in this report are presented after giving effect to the capital stock transactions effected as part of the merger.  In addition, all share figures and share prices contained in this report are presented after giving effect to the stock combination (reverse stock split) effected as of March 20, 2014.  See “ITEM 1—Recent Developments—Reverse Stock Split” above.

Business and Development of Business

We provide remote deposit capture (RDC) solutions targeting specific financial institution markets and financial service organizations, including but not limited to banks, credit unions, card issuers, check cashers and payday lenders throughout the United States.  Our service offering, marketed as RDC Select™, is a fully hosted platform, developed to run on both Windows & Mac operating systems, eliminating the need for institutions to manage their own RDC operations by having to install an RDC infrastructure that requires staffing for implementation, support and data management.  Further, we offer an RDC Select Mobile product designed to allow the user to remotely take a picture of the front and back of the check and deposit to their account at their financial institution remotely.  The mobile product is also available to customers of financial service organizations, allowing the user to take a picture of the front and back of the check, submit to their FSO for their approval and, subject to the approval communicated via the user’s smartphone in real time, loading the funds from the check onto a pre-paid debit card.  Additionally, we will provide marketing, sales and training support to assist the institutions with their sales efforts of RDC to their customers.

Cachet Financial Solutions (Minnesota) was formed in 2010 to develop and deploy the RDC capability to a broad base of small- to mid-sized financial institutions.  Company operations since formation have principally consisted of (1) the build-out of the necessary capabilities to deliver the RDC technology to clients, (2) the development of the sales and marketing function to grow the client base, and (3) the development of corporate and administrative support functions to support planned growth.

In 2012, we began to increase our client base, adding clients that are expected to generate the transaction volume-based revenue that the Company’s business model is based upon. While they are expected to continue to increase, revenues from transaction volume has not yet grown to the level needed to support our current cost structure.  As a result, we have incurred operating losses since inception. The operating losses, combined with the financing and interest costs, have resulted in cumulative losses of $36.6 million since inception.

Personnel and related costs comprise approximately 70% of the Company’s cash operating costs with marketing and travel costs comprising another 8%. With the exception of a portion of the marketing and travel costs, most of these costs are relatively fixed in nature.

Our revenue sources include:

•
Up-front payments associated with our initial implementation of RDC Select (or other product offerings) for our customers, which may include payments for the sale of scanning and related equipment and payments for additional marketing support from our Company; and

•	Recurring revenue associated with ongoing support and maintenance of our software.

Recurring revenue is expected to include fixed monthly service charges to customers for our service, transactional fees for the number items processed, or a combination of both.  We believe that this model of recurring revenue will have a positive impact on our cash flow and valuation.  Reliance on recurring revenues will mean, however, that transactional volume will likely be a key metric for our ability to scale and generate sufficient revenues to ultimately become profitable.

RDC Select and RDC Select Mobile revenue models are the same.  The only significant difference between the revenues generated by the two product offerings is that RDC Select generates a higher initial subscription fee and a lower variable transaction fee as compared to the revenue generated by RDC Select Mobile.

CRITICAL ACCOUNTING POLICIES

Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements is as follows.

Basis of Presentation

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. From its inception to December 31, 2013, the Company has cumulative operating losses of approximately $36.6 million, and as of December 31, 2013, its current liabilities exceed its current assets by approximately $5.7 million. In 2014, the Company expects to continue to grow its client base and increase its revenues through higher RDC transaction volumes. However, the Company is expected to continue to incur significant operating losses through 2014. In addition, the Company completed a business acquisition in 2014 that will require cash ranging from $1.125 to $2.125 million, of which $1.125 million has been paid to date. The Company has engaged an investment firm to assist in raising additional capital through the issuance of a combination of debt and equity. The Company is also currently in default on its borrowings with a senior secured lender (Michaelson Capital Partners, LLC) as well as other debt agreements. The senior lender has agreed not to exercise its rights under the default until March 6, 2014 (subsequently extended to May 12, 2014).  Since December 31, 2013, the Company has extended the maturity dates of $1.025 million of current debt to February 2015 and the balance sheet classification at December 31, 2013 reflects these extensions. The Company’s ability to continue as a going concern through 2014 is dependent on raising additional capital to 1) support operations and refinance maturing debt and 2) obtain satisfactory resolution of the default on or refinance its senior borrowings.  There is no assurance the Company will be successful in raising the needed capital and resolving the default. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Revenue Recognition. The Company generates revenue from the following sources: (1) subscription and support fees (2) transaction volume fees, (3) fees related to the implementation of RDC software for clients, and (4) professional services such as client specific software customization and other products and services.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance of services has occurred, the price is fixed and determinable and collection is reasonably assured.   The following is the Company’s revenue recognition policy for each source of revenue:

•	Subscription and support fees are recognized over the contract period.

•	Transactional volume fees are recognized as transactions are processed and monthly services performed.

•
Implementation fees are recognized over the term of the contract or expected life of the contract where no contractual term exists. Generally, client agreements are entered into for 12 to 36 months. A majority of the implementation service component of the arrangement with customers is performed within 120 days of entering into a contract with the customer.

•
Professional fees and other revenues include fees from consultation services to support the business process mapping, configuration, integration and training and are recognized when the service is performed.

Deferred revenue represents amounts billed to, or paid by clients, in advance of meeting the revenue recognition criteria.

Cost of Revenue.  Cost of revenue primarily consists of costs related to hosting the Company’s cloud-based application, providing customer support, data communications expense, salaries and benefits of operations and support personnel, software license fees, amortization expense associated with acquired developed technology assets, and property and equipment depreciation.

Cash and Cash Equivalents.  For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at one financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable.  Accounts receivable represent amounts due from customers.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was approximately $89,000 and $10,000 as of December 31, 2013 and 2012, respectively. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk.

Property and Equipment.  Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

Item	Estimated Life
Computer and data center equipment	3 years
Purchased software	3 years
Leasehold improvements	3-5 years, or lease term if less
Furniture and fixtures	7 years

Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed and any gain or loss is reported

Deferred Financing Costs.  Deferred financing costs are capitalized and amortized over the lives of the related debt agreements. The costs are amortized to interest expense using the effective interest method.  In the event debt is converted or paid prior to maturity, any unamortized issuance costs are charged to expense.

Deferred Commissions.  The Company capitalizes commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are capitalized and amortized over the term of the related customer contract.

Advertising.  Advertising costs are expensed as incurred and are included in sales and marketing expense on the accompanying statements of operations.

Net Loss Per Common Share.  Basic and diluted net loss per common share for all periods presented is computed by dividing the net loss available to common shareholders by the weighted average common shares outstanding and common stock equivalents, when dilutive. Potentially dilutive common stock equivalents include common shares issued pursuant to stock warrants, stock options and convertible note agreements. Common stock equivalents were not included in determining the fully diluted loss per share as they were anti-dilutive.

Fair Value of Financial Instruments.  The Company uses fair value measurements to record fair value adjustments for certain financial instruments and to determine fair value disclosures.  Warrants issued with price protection features are recorded at fair value on a recurring basis.  The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to the short maturity of those instruments. With respect to determination of fair values of financial instruments there are the following three levels of inputs:

•	Level 1 Inputs—Quoted prices for identical instruments in active markets.
•
Level 2 Inputs—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs—Instruments with primarily unobservable value drivers.

The warrants that are carried at fair value are valued using level 3 inputs utilizing a Black-Scholes-Merton option pricing model under probability weighted estimated outcomes.

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.  Significant estimates include the Company’s ability to continue as a going concern, allowance for doubtful accounts, assumptions used to value stock options and warrants, conversion incentive and share purchase price adjustment, and the value of shares of common stock issued for services.

Stock-Based Compensation. The Company accounts for stock-based compensation using the estimated fair values of warrants and stock options. For purposes of determining the estimated fair values the Company uses the Black-Scholes-Merton option-pricing model.   The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.  The fair values of stock award grants are determined based on the number of shares granted and estimated fair value of the Company’s common stock on the date of grant.

Research and Development Costs.  The Company considers those costs incurred in developing new processes and solutions to be research and development costs and they are expensed as incurred.

INCEPTION-TO-DATE OPERATING RESULTS

The Company’s cumulative losses to date of $36.6 million include operating losses of $23.6 million and interest and non-operating charges totaling $13 million. The operating losses are the result of the Company’s early stage of development whereby only minimal revenues have been generated. The cost structure, both technology and personnel to support the RDC application, and the selling, general and administrative functions of the expected business in the future, has been built in advance of the revenue growth. As the Company has added clients and those clients customers begin to generate the transaction volume based revenue contemplated by the Company’s business model, operating performance is expected to improve in 2014.

Costs related to interest costs including the accretion of discount on debt issued contributed $9.2 million of the cumulative loss through 2013. Those costs were driven by the borrowings need to support the Company’s cost structure in the absence of significant revenue and working capital needs, as well as the high cost of debt due to the Company’s early stage of development. Through 2013, a significant portion of debt and related interest has been converted to equity and the cost of debt service has been reduced.  In addition to the cost of debt, the Company completed several transactions to facilitate the conversion of debt and warrants to equity through the exchange of securities. The charges for those exchanges totaled $3.1 million in 2013.

RESULTS OF OPERATIONS:  YEAR ENDED DECEMBER 31, 2013 AND 2012

Net Loss. Our net loss in 2013 was $13.97 million compared to $12.90 million in 2012. Our $8.04 million operating loss in 2013 was essentially unchanged from 2012 as our revenues increased at a faster pace than our cost of revenue and we began to gain leverage on the fixed cost of support operations, reducing our gross loss by $393,000. Our operating expenses increased by $490,000 as product research and development and stock compensation expense both increased.

Revenue. Our revenue in 2013 was $1.18 million, an increase of 216% compared to 2012. Approximately two-thirds of our revenue was generated from transactional volume fees and other support services.  The remaining one-third was from implementation fees that are recognized over the lives of our contracts with financial institutions.   As expected, as more clients have implemented the RDC technology begin to process more significant RDC transaction volumes, the mix of revenues has shifted to transactional volume fees from implementation fees. As of December 31, 2013, we had entered into agreements to provide RDC with approximately 230 total clients. Approximately 130 of those clients were “active,” meaning that they have implemented the RDC software enabling the processing of customer transactions. In 2012, we generated revenue of $370,000, approximately half of which was generated from implementation fees and the remainder from transaction volume fees and other support services.  As of December 31, 2012, we had approximately 130 total clients, of which 40 were active.

Cost of Revenue.  Cost of revenue in 2013 was $2.46 million, a 20% increase over the $2.05 million in 2012. Cost of revenue consists primarily of our costs of deploying and supporting the RDC capability.   The increase in spending in 2013 as compared to 2012 was primarily due to an increase in personnel and greater investment in technology assets.  That increase was less than the increase in revenues as the Company began to leverage its relatively fixed costs of providing RDC services. As a result of our investment in fixed costs to support current and expected future operations, and the relatively early stage of recurring revenue generation, the reported gross loss may not be representative of our operating model.  Similar to our revenue expectations, the dollar amount of our variable component of our cost of revenue is expected to increase as transaction volume increases and we pay volume-based costs. We also expect to continue to gain leverage on the fixed portion of our cost of operations.

Operating Expenses. Operating expenses in 2013 were $6.76 million compared to $6.27 million in 2012.   The increase in operating expenses over 2012 was driven by an increase in the in employee and contract services costs. An increase of $390,000 in stock compensation expense was the largest driver of the increase in general and administrative expense and was due to a higher number of shares granted and immediately vested, as well as the compensation cost attributable to the reduction in the exercise price of certain previously granted options. Additionally, research and development costs increased $516,000 as we continue to develop new features and solutions to help differentiate our service offerings in the marketplace. Offsetting these increases was a $691,000 decrease in sales and marketing expense due to reduced marketing and trade show costs.

Interest Expense. Our interest expense in 2013 was $2.80 million in 2013 compared to $4.38 million in 2012. The decrease was driven by the conversion of approximately $6.4 million in debt into common stock in February 2013.  Additionally, the accretion of discount and amortization of financing costs decreased to $1.20 million in 2013 from $3.3 million in 2012 as a significant portion of our debt had reached its stated maturity and we are no longer amortizing debt discount. These decreases were offset by a prepayment premium of $750,000 as described in Note 5 to the financial statements.

Other Non-Operating Expense. In 2013, we recorded $3.07 million in charges for the excess of the fair value of common shares issued in the conversions of debt and warrants into common stock. Specifically these non-cash charges include, (a) $674,000 related to shares issued as consideration to incent noteholders to convert their debt to equity, (b) in conjunction with that conversion, $1.71 million related to the issuance of shares to adjust the conversion rate of previously converted debt, and  (c) $681,000 related to the issuance of shares in exchange for the cancellation of outstanding common stock purchase warrants.

In 2012 we recorded a reserve based on the expected collectability of a $500,000 note receivable relating to an advance we made to a business venture assisting us in securing financing.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition.  At December 31, 2013 and 2012 we had $151,000 and $83,000, respectively, in cash and cash equivalents.  Our cash and cash equivalent balances consist of cash and short-term money market instruments.  Our financial condition and prospects critically depend on our access to financing in order to continue funding operations. In 2013 the cash used in operating activities was $6.43 million, a decrease from $7.54 million in 2012.  Much of our cost structure arises from personnel and related costs and therefore is not presently subject to significant variability.  We have historically utilized borrowings from accredited investors, including affiliates, to fund our working capital needs, and have borrowed $1.2 million for such purpose thus far in 2014. We will need to raise additional capital through one or more offerings of securities and use a portion of the proceeds of the capital raised to repay debt obligations currently due or scheduled to mature in 2014. To the extent capital raised is insufficient to meet the working capital needs of operations and meet debt repayment requirements, we will need to either extend, refinance or convert to equity, debt that is either due or past due or expected to become due in 2014. As of December 31, 2013, a total of $7.1 million in debt was outstanding, of which $1.7 million was past due and an additional $1.5 million will be due in 2014.

As of March 26, 2014, the Company had an aggregate of $9.62 million in debt outstanding.  The Company is also currently in default on its borrowings with a senior secured lender (Michaelson Capital Partners, LLC) as well as other debt agreements aggregating to approximately $1.663 million as of March 26, 2014. The Company’s senior lender, Michaelson Capital Partners,  LLC (which lender the Company owes approximately $1.563 million as of March 26, 2014), has agreed not to exercise its rights under the default until March 6, 2014 (subsequently extended to May 12, 2014).

Management believes the Company will need to raise capital to support operations.  Cash on hand at the date of this report is expected to be sufficient through April 2014, although the Company is actively engaged in identifying financing sources.  For next 12 months of operations, management estimates the Company will require approximately $7.2 million in additional financing to fund operations (based on our current monthly cash expenditures, net of current monthly collections, of approximately $600,000).  Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks, loans from affiliates of the Company or other financial institutions. We may not, however, be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to abandon our business plans or our entire business, or discontinue our preparation and filing of public disclosure reports with the SEC. If we successfully enter into a financing transaction, any additional equity or equity-linked financing would be dilutive to our stockholders, and additional debt financing, if available, may involve restrictive covenants.

Cash Flow.  Net cash used in operating activities for the year ended December 31, 2013 was $6.43 million, an improvement from  $7.54 million in 2012.  Our net loss in 2013 was $1.06 million more than 2012, although when adjusted for non-cash charges in our statement of operations, our cash flow from operations before changes in working capital improved by $402,000 compared to 2012.  Changes in working capital included growth in deferred revenue to $687,000 in 2013 as compared to $163,000 in 2012, due primarily to receipt of implementation and prepaid transaction fees associated with new clients.  Additionally, accrued interest increased primarily as a result of the payoff premium on our senior secured debt.  Purchases of fixed assets of $80,000 was significantly less than the $427,000 in 2012 as most of the technology assets needed to support current business needs were in place by the end of 2012. Net borrowings of $5.4 million after debt issuance costs in 2013 included issuance of notes and warrants as well as borrowings of an additional $1.06 million under our senior secured financing arrangement. We also repaid $1.0 million of amounts owed under our senior secured financing arrangement. In addition, we received net proceeds from the issuance of common stock and exercise of stock options aggregating $1.2 million.  Proceeds from these debt and equity financings were used to fund cash used in operating activities.

Debt and Capital Resources. Since inception in February 2010, we have raised capital to support operating losses incurred in development of our RDC capability infrastructure, the marketing expenses to increase our client base and the general and administrative functions to support our planned growth.  Our net losses from inception through December 31, 2013 of $36.6 million have been funded primarily through the issuance of debt and warrants and borrowings under our senior secured financing agreement.

Additionally, we entered into a borrowing arrangement with Trooien Capital LLC under which that financier may, but is not obligated to, fund the refinancing of senior debt due and owing to Michaelson Capital Partners LLC.  Subsequent to December 31, 2013, we have borrowed an additional $1.70 million to support working capital requirements,  as well as  repay $470,000 in outstanding debt. We also borrowed $1.5 million to fund the initial $1.125 million payment for the Select Mobile Money Premier acquisition.

The Company plans to raise additional capital in order to support the ongoing cash needs of operations including both working capital and the potential contingent consideration that may be due under the terms of our Select Mobile Money Premier acquisition. That capital may be raised in the form of a private equity offering or issuance of additional debt.   Additionally, certain of the Company’s debt, specifically the outstanding borrowings under the Loan and Security Agreements with senior debt holders Michaelson Capital Partners, LLC and Trooien Capital, LLC, will need to be either extended or refinanced.

In addition to the placement of debt and equity, we have used a bank a credit facility through October 2012, at which time outstanding borrowings of $1.105 million under the facility were replaced by a loan of equal amount from a director.  We also have a loan with a commercial bank that is due on demand and is being repaid in monthly installments.

Below is a summary of our debt obligations as of December 31. Note 5 to the financial statements contains additional information regarding this debt.

	2013	2012

Senior Secured Note Payable, due August 2013	$1,562,500	$1,500,000
Secured Convertible Notes, due June through August 2014	770,000	-
Notes Payable to Directors and Affiliates due February and March 2015	2,350,000	2,326,991
Convertible Notes, due March 2015, interest at 10%	575,000	-
Convertible Term Loan, due December 2016, interest at 10%	500,000	-
Convertible, Subordinated Notes, due March 2012, interest at 6%	112,561	312,561
Convertible Subordinated Note, due April 2015	200,000	-
Series Subordinated Notes, as of December 31, 2013 were due from December 2014 through March 2015. Stated interest ranges from 9% to 25%, effective interest ranged from 28% to 261%. The rate at December 31, 2013 was 12%.	863,808	7,066,808
Note Payable, due March 2014, interest at 10%	100,000	-
Convertible Series Notes, due September 2014. Stated interest at 12%; effective interest of 27%.	-	575,000
Installment Note Payable – Bank	137,383	228,920
Long-Term Debt, gross	7,171,252	12,010,280
Unamortized discount	(67,327)	(383,610)
Long-Term Debt, net	$7,103,925	11,626,670

Future maturities of all of our debt at December 31, 2013 are as follows:

2014 (short-term debt)	$3,170,672
2015	3,433,253
2016	500,000
$7,103,925

Amounts due within one year (short-term debt) as of December 31, 2013 include;

Senior Secured Note Payable, due August 2013	$1,562,500
Senior Convertible Notes, due June through August 2014	770,000
Convertible Subordinated Notes, due March 2012, interest at 6%	112,561
Portion of Series Subordinated Note, as of December 31, 2013 due from December 2014 through March 2015. Stated interest ranged from 9% to 25%, effective interest ranged from 28% to 261%. Interest at December 31, 2013 was 12%	613,808
Installment Note Payable – Bank	137,383
Unamortized discount	(25,580)
Total	$3,170,672

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance sheet arrangements as of December 31, 2013 or 2012.

FORWARD-LOOKING STATEMENTS

This report certain statements that would be deemed “forward-looking statements” under Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 and includes, among other things, discussions of our business strategies, future operations and capital resources.  Words such as “may,” “likely,” “anticipate,” “expect” and “believes” generally indicate forward-looking statements.

These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include statements about:

•	our estimates of future expenses, revenue and profitability;
•	trends affecting our financial condition and results of operations;
•	our ability to obtain customer orders;
•	the availability and terms of additional capital;
•	our ability to develop new products;
•	our dependence on key suppliers, manufacturers and strategic partners;
•	industry trends and the competitive environment;
•	the impact of losing one or more senior executive or failing to attract additional key personnel; and
•	other factors referenced in this report, including those set forth under the caption “Risk Factors.”

Forward-looking statements reflect our current views with respect to future events, are based on assumptions and are subject to risks and uncertainties.  We discuss many of these risks in this report in greater detail under the heading “Risk Factors.”  Given these uncertainties, you should not attribute undue certainty to these forward-looking statements.  Also, forward-looking statements represent our estimates and assumptions only as of the date of this report.  Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to certain issuers, including issuers that do not have their equity traded on a recognized national securities exchange.  Our common stock does not trade on any recognized national securities exchange, and we otherwise cannot avail ourselves of an exclusion from the definition of “penny stock” under the Securities Exchange Act of 1934.  As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX OF FINANCIAL INFORMATION

C O N T E N T S

Page(s)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS

Balance Sheets	F-2

Statements of Operations	F-3

Statements of Shareholders’ Deficit	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6 – F-21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Cachet Financial Solutions Inc.
Minneapolis, Minnesota

We have audited the accompanying balance sheets of Cachet Financial Solutions Inc. as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cachet Financial Solutions Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has limited revenues, suffered recurring losses from operations and has a shareholders’ deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP
Minneapolis, Minnesota

March 28, 2014

CACHET FINANCIAL SOLUTIONS INC.
BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$150,555	$82,969
Accounts receivable, net	329,557	159,826
Deferred commissions	62,732	43,013
Prepaid expenses	487,659	565,400
TOTAL CURRENT ASSETS	1,030,503	851,208
PROPERTY AND EQUIPMENT, net	353,420	618,923
LICENSES	-	20,836
DEFERRED COMMISSIONS	101,468	10,929
DEFERRED FINANCING COSTS	107,936	157,150
TOTAL ASSETS	$1,593,327	$1,659,046

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$937,200	$786,311
Accrued compensation	122,517	101,104
Accrued interest	1,953,502	1,090,219
Accrued rent	30,596	4,482
Deferred revenue	510,319	161,853
Current portion of long-term debt	3,170,672	10,527,825
TOTAL CURRENT LIABILITIES	6,724,806	12,671,794

LONG TERM DEBT, net of current portion	3,933,253	1,098,845
WARRANT LIABILITY	309,000	256,000
DEFERRED REVENUE	401,758	63,084
ACCRUED INTEREST	95,270	-
ACCRUED RENT	61,482	54,331
TOTAL LIABILITIES	11,525,569	14,144,054

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT
Capital Stock, $.01 Par Value, 25,000,000 shares authorized
Preferred shares - 2,500,000 shares authorized, None issued and outstanding	-	-
Common shares - 22,500,000 shares authorized, 5,625,957 and 1,524,991 issued and outstanding	56,260	15,250
ADDITIONAL PAID-IN-CAPITAL	26,612,561	10,135,786
ACCUMULATED DEFICIT	(36,601,063)	(22,636,044)
TOTAL SHAREHOLDERS' DEFICIT	(9,932,242)	(12,485,008)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,593,327	$1,659,046

The accompanying notes are an integral part of these financial statements.

CACHET FINANCIAL SOLUTIONS INC.
STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012
REVENUE	$1,179,603	$373,231
COST OF REVENUE	2,462,087	2,048,325
GROSS LOSS	(1,282,484)	(1,675,094)
OPERATING EXPENSES
Sales and Marketing	2,208,689	2,899,903
General and Administrative	3,566,044	2,901,000
Research and Development	982,917	467,210
TOTAL OPERATING EXPENSES	6,757,650	6,268,113
OPERATING LOSS	(8,040,134)	(7,943,207)
INTEREST EXPENSE	(2,804,594)	(4,379,468)
INDUCEMENT TO CONVERT DEBT AND WARRANTS	(1,355,603)	-
SHARE PRICE/CONVERSION ADJUSTMENT	(1,710,475)	-
OTHER EXPENSE	(54,213)	(579,500)
NET LOSS	$(13,965,019)	$(12,902,175)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	3,897,081	1,524,991
Net loss per common share - Basic and fully diluted	$(3.58)	$(8.46)

The accompanying notes are an integral part of these financial statements.

CACHET FINANCIAL SOLUTIONS INC.
STATEMENTS OF SHAREHOLDERS’ DEFICIT
	Common Stock		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Paid-In-Capital	Deficit	Deficit
Balance December 31, 2011	1,524,991	$15,250	$7,822,767	$(9,733,869)	$(1,895,852)
Issuance of warrants	-	-	2,001,808	-	2,001,808
Stock compensation expense	-	-	311,211	-	311,211
Net loss	-	-	-	(12,902,175)	(12,902,175)
Balance December 31, 2012	1,524,991	15,250	10,135,786	(22,636,044)	(12,485,008)
Issuance of shares, net of $78,450 related costs	319,000	3,190	1,194,360	-	1,197,550
Exercise of stock options	30,000	300	23,700	-	24,000
Conversion of debt and accrued interest into shares	2,765,953	27,660	11,036,157	-	11,063,817
Inducement to convert debt	168,604	1,686	672,728	-	674,414
Inducement to convert warrants	389,790	3,898	677,291	-	681,189
Share price/ conversion adjustment	427,619	4,276	1,706,199	-	1,710,475
Issuance of warrants	-	-	465,625	-	465,625
Stock compensation expense	-	-	700,715	-	700,715
Net Loss	-	-	-	(13,965,019)	(13,965,019)
Balance December 31, 2013	5,625,957	$56,260	$26,612,561	$(36,601,063)	$(9,932,242)

The accompanying notes are an integral part of these financial statements.

CACHET FINANCIAL SOLUTIONS INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
OPERATING ACTIVITIES
Net loss	$(13,965,019)	$(12,902,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount/amortization of financing costs	1,199,874	3,268,717
Depreciation and amortization	366,718	332,742
Stock compensation	700,715	311,211
Amortization of deferred commissions	89,281	45,503
Debt/Warrant inducement and share price adjustment	3,066,078	-
	(8,542,353)	(8,944,002)
Changes in operating assets and liabilities:
Accounts receivable	(169,731)	(118,134)
Deferred commissions	(199,538)	(83,958)
Prepaid expenses	77,741	(40,160)
Accounts payable	150,889	368,290
Accrued compensation	21,413	17,090
Accrued interest	1,508,880	1,034,664
Deferred revenue	687,140	162,985
Accrued rent	33,264	58,813
Net cash used in operating activities	(6,432,295)	(7,544,412)

INVESTING ACTIVITIES
Purchase of fixed assets	(80,379)	(426,848)
Net cash used in investing actvities	(80,379)	(426,848)

FINANCING ACTIVITIES
Proceeds from issuance of notes and warrants	6,703,499	8,200,980
Repayment of notes	(1,000,000)	-
Issuance of shares, net of costs	1,197,550	-
Proceeds from exercise of options	24,000	-
Payment of debt issuance costs	(253,252)	(228,550)
Repayment of bank borrowings	(91,537)	(147,367)
Proceeds from bank borrowing	-	153,085
Net cash provided by financing activities	6,580,260	7,978,148

NET INCREASE IN CASH AND CASH EQUIVALENTS	67,586	6,888

CASH AND CASH EQUIVALENTS
Beginning of year	82,969	76,081
End of year	$150,555	$82,969

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$142,968	$65,037

NONCASH FINANCING TRANSACTIONS
Conversion of debt to and interest to equity	11,063,816	-
Debt issuance costs in exchange for notes and warrants	267,402	-
Conversion of accrued interest to note payable	43,332	-

The accompanying notes are an integral part of these financial statements.

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Business and Operations Overview

Cachet Financial Solutions Inc. “The Company” is a provider of remote deposit capture (RDC) solutions to financial institutions and their customers. Remote deposit capture is a service that allows customers of a financial institution to use their mobile phone or other scanning device to capture images of checks and transmit the images to accomplish the bank deposit transaction. The Company offers its services to financial institutions in the United States, Canada and Latin America.

Basis of Presentation

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. From its inception to December 31, 2013, the Company has cumulative operating losses of approximately $36.6 million, and as of December 31, 2013, its current liabilities exceed its current assets by approximately $5.7 million. In 2014, the Company expects to continue to grow its client base and increase its revenues through higher RDC transaction volumes. However, the Company is expected to continue to incur significant operating losses through 2014. In addition, as described in Note 13 the Company has completed a business acquisition in 2014 that will require cash ranging from $1.125 to $2.125 million, of which $1.125 million has been paid to date. As more fully described in Note 7, the Company has engaged an investment firm to assist in raising additional capital through the issuance of a combination of debt and equity. The Company is also currently in default on its borrowings under the terms of Senior Secured Note Payable as well as other debt agreements. The senior lender has agreed not to exercise its rights under the default until March 6, 2014 (subsequently extended to May 12, 2014).  Since December 31, 2013 the Company has extended the maturity dates of $1.025 million of current debt to February 2015 and the balance sheet classification at December 31, 2013 reflects these extensions. The Company’s ability to continue as a going concern through 2014 is dependent on raising additional capital to 1) support operations and refinance maturing debt and 2) obtain satisfactory resolution of the default on or refinance its senior borrowings.  There is no assurance the Company will be successful in raising the needed capital and resolving the default. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements is as follows:

Revenue Recognition

The Company generates revenue from the following sources: (1) subscription and support fees (2) transaction volume fees, (3) fees related to the implementation of RDC software for clients, and (4) professional services such as client specific software customization and other products and services.

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance of services has occurred, the price is fixed and determinable and collection is reasonably assured.   The following is the Company’s revenue recognition policy for each source of revenue:

•	Subscription and support fees are recognized over the contract period.
•	Transactional volume fees are recognized as transactions are processed and monthly services performed.

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

•
Implementation fees are recognized over the term of the contract or expected life of the contract where no contractual term exists. Generally, client agreements are entered into for 12 to 36 months. A majority of the implementation service component of the arrangement with customers is performed within 120 days of entering into a contract with the customer.

•
Professional fees and other revenues include fees from consultation services to support the business process mapping, configuration, integration and training and are recognized when the service is performed.

Deferred revenue represents amounts billed to, or paid by clients, in advance of meeting the revenue recognition criteria.

Cost of Revenue

Cost of revenue primarily consists of costs related to hosting the Company’s cloud-based application, providing customer support, data communications expense, salaries and benefits of operations and support personnel, software license fees, amortization expense associated with acquired developed technology assets, and property and equipment depreciation.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at one financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

Accounts Receivable

Accounts receivable represent amounts due from customers.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was approximately $89,000 and $10,000 as of December 31, 2013 and December 31, 2012, respectively. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk.

Property and Equipment

Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

Computer and Data Center Equipment	3 years
Purchased software	3 years
Leasehold Improvements	3 - 5 years, or lease term if less
Furniture and fixtures	7 years

Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed and any gain or loss is reported.

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the lives of the related debt agreements. The costs are amortized to interest expense using the effective interest method.  In the event debt is converted or paid prior to maturity, any unamortized issuance costs are charged to expense.

Deferred Commissions

The Company capitalizes commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are capitalized and amortized over the term of the related customer contract.

Advertising

Advertising costs are expensed as incurred and are included in sales and marketing expense on the accompanying statements of operations. Advertising costs were not material in 2013 or 2012.

Net Loss Per Common Share

Basic and diluted net loss per common share for all periods presented is computed by dividing the net loss available to common shareholders by the weighted average common shares outstanding and common stock equivalents, when dilutive. Potentially dilutive common stock equivalents include common shares issued pursuant to stock warrants, stock options and convertible note agreements. Common stock equivalents were not included in determining the fully diluted loss per share as they were antidilutive.

On December 31, 2013, the Company completed a reverse stock split. Every four shares of issued and outstanding common stock were exchanged for one share of issued and outstanding stock, without any change in the par value, and our authorized common shares were proportionally reduced  from 90,000,000 to 22,500,000 shares.  Authorized preferred shares were reduced from 10,000,000 to 2,500,000. All amounts in the accompanying financial statements and notes related to shares, share prices and loss per share reflect retrospective presentation of the reverse split.

The following table reflects the amounts used in determining loss per share:

	2013	2012

Net Loss	$(13,965,019)	$(12,902,175)
Weighted average common shares outstanding	3,897,081	1,524,991
Net Loss Per Common Share – basic and diluted	$(3.58)	$(8.46)

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments for certain financial instruments and to determine fair value disclosures.  Warrants issued with price protection features are recorded at fair value on a recurring basis.  The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to the short maturity of those instruments. With respect to determination of fair values of financial instruments there are the following three levels of inputs:

Level 1 Inputs– Quoted prices for identical instruments in active markets.

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

Level 2 Inputs– Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs– Instruments with primarily unobservable value drivers.

The warrants that are carried at fair value are valued using level 3 inputs utilizing a Black-Scholes-Merton option pricing model under probability weighted estimated outcomes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the financial statements. Actual results could differ from those estimates. Significant estimates include the Company’s ability to continue as a going concern, allowance for doubtful accounts, assumptions used to value stock options, warrants, conversion incentive and share purchase price adjustment and the value of shares of common stock issued for services.

Stock-Based Compensation

The Company accounts for stock-based compensation using the estimated fair values of warrants and stock options. For purposes of determining the estimated fair values the Company uses the Black-Scholes-Merton option pricing model.   The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.  The fair values of stock award grants are determined based on the number of shares granted and estimated fair value of the Company’s common stock on the date of grant.

Research and Development Costs

The Company considers those costs incurred in developing new processes and solutions to be research and development costs and they are expensed as incurred.

Recent Accounting Pronouncements

The Company’s management has reviewed and considered all recent accounting pronouncements and believe there are none that could potentially have a material impact on the Company’s financial condition, results of operations, or disclosures.

2.  Note Receivable

The Company has a note receivable, bearing interest at 5%, for fees being refunded for an unsuccessful capital raising transaction. The note has a face value of $501,000 and was due in October 2013. The collectability of this note is uncertain and the Company has established a reserve for 100% of the balance owed. The resulting charge is included in other expense in 2012.

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

3.  Prepaid Expenses

Prepaid expenses primarily consist of prepayment of licenses and maintenance fees, or deposits with, the providers of RDC software capabilities to the Company.

4.  Property and Equipment

Property and equipment consists of the following at December 31:

	2013	2012

Computer equipment	$208,593	$211,539
Data center equipment	405,057	325,075
Purchased software	570,860	568,170
Furniture and fixtures	59,890	59,236
Leasehold improvements	53,465	53,465
Total property and equipment	1,297,865	1,217,485
Less: accumulated depreciation	(944,445)	(598,562)
Net property and equipment	$353,420	$618,923

Depreciation expense was $345,882 and $311,910 for the years ended 2013 and 2012, respectively.

5.  Financing Arrangements

The Company has raised debt through several forms of borrowing including bank loans, loans from Directors and other affiliated parties and unaffiliated third party investors.  Certain of the debt was issued with detachable warrants that permit the investor to acquire shares of the Company’s common stock at prices as specified in the individual agreements. See Note 9 for additional information regarding conversions of debt and accrued interest into common stock in 2013.

Following is a summary of debt outstanding as of December 31:

	2013	2012

Senior Secured Note Payable, due August 2013	$1,562,500	$1,500,000
Secured Convertible Notes, due June through August 2014	770,000	-
Notes Payable to Directors and Affiliates	2,350,000	2,326,991
Convertible Notes, due March 2015, interest at 10%	575,000	-
Convertible Term Loan, due December 2016, interest at 10%	500,000	-
Convertible, Subordinated Notes, due March 2012 interest at 6%	112,561	312,561
Convertible Subordinated Note, due April 2015	200,000	-
Series Subordinated Notes, as of December 31, 2013 were due from December 2014 through March 2015. Stated interest ranges from 9% to 25%, effective interest ranged from 28% to 261%. The rate at December 31, 2013 was 12%.	863,808	7,066,808
Note Payable, due March 2014, interest at 10%	100,000	-
Convertible Series Notes, due September 2014. Stated interest of 12%, effective interest of 27%.	-	575,000
Installment Note Payable – Bank	137,383	228,920
Long-Term Debt, gross	7,171,252	12,010,280
Unamortized discount	(67,327)	(383,610)
Long-Term Debt, net	$7,103,925	$11,626,670

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

Future maturities of long-term debt at December 31, 2013 are as follows:

2014	$3,170,672
2015	3,433,253
2016	500,000

$7,103,925

Senior Secured Note Payable

In October 2012, the Company entered into a Loan and Security agreement (the “Secured Loan Agreement”) that provides for borrowings of up to $1,500,000. Borrowing under the Secured Loan Agreement is secured by all property of the Company including tangible and intangible property. In addition, the Secured Loan Agreement contained certain negative pledges and restrictions on certain types of transactions and use of loan proceeds. The note is guaranteed by a Company director and the spouse of the director.  The loans carry stated interest rates from 10-16%.  In the event of default interest rates increase to 14% -20%. The Secured Loan Agreement’s stated expiration date was April 23, 2013. Beginning in August 2013 the Company was in default and borrowings are charged interest at the default rates. In addition, the agreement contains certain covenants, some of which the Company was not in compliance with. The note was amended in February 2013 and an additional $1,000,000 was borrowed.  Further, as part of this amendment the lender will receive a payoff premium of $750,000 which the  Company accrued as interest expense in 2013. In December, 2013 $1.0 million of principal was repaid.

The lender also received a warrant to purchase 76,228 shares of Company common stock at $9.00 per share. The warrant expires in October 2017.  Including the value of the warrant at the date of issuance, the effective interest rate on the full $2,500,000 available under the Secured Loan Agreement is 38%. The exercise price of the warrant is subject to downward adjustment in the event of the subsequent sale of common stock or convertible debt at a lower price, as defined, prior to exercise of the warrant. As a result of this provision, the Company determined that the warrant should be accounted for as a liability carried at fair value.  In February 2013, the exercise price was adjusted to $2.88 and the number of shares of Company common stock to be acquired was increased to 238,212 based on a qualifying transaction. The Company determined the value of the warrant to be $309,000 and $256,000 at December 31, 2013 and 2012, respectively.

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

The Company also incurred financing costs in conjunction with this transaction aggregating $62,500 that are owed under the same terms as terms as the Secured Loan Agreement.

As of December 31 2013, the lender had agreed to forbear exercising its rights under the agreement until March 6, 2014. See Convertible Term Loan due December 2016 below and Note 13 regarding an extension of the forbearance to May 12, 2014.

Secured Convertible Notes, due June through August 2014

In June through August 2013 the Company borrowed $770,000 under secured convertible notes. The notes bear interest at the annual rate of 10% and mature one year from the date of issue. In the event of default the annual rate of interest increases by 5%. The Company can prepay the loans at any time without penalty.  Borrowings under the notes are secured by all property of the Company including tangible and intangible property. In addition, the notes contain certain negative pledges and restrictions on certain types of transactions and use of loan proceeds. The rights under this note are senior to all other debt, other than the Senior Secured Note described above which ranks senior to this note.

Upon completion of certain equity financing transactions as defined in the notes, the outstanding principal and unpaid interest is automatically converted into common stock. The conversion rate per share is equal to 75% of the per share price of the securities offered in the defined financing transaction.

Notes Payable to Directors and Affiliates

In November 2010, the Company borrowed $300,000 from a director. The loan was unsecured, had a stated interest rate of 6% and was due in equal monthly installments of $9,127 until fully amortized in November 2013. In conjunction with the loan agreement, the director received 17,484 shares of common stock with an aggregate value of $69,937. The remaining balance on this loan was converted to common stock in 2013. (See Note 9)

In 2012, the Company borrowed $1,000,000 in unsecured notes from certain current or former directors or their affiliates. These notes had a stated effective annual interest rate of 24% for the first 60 days and 40% thereafter until paid. These loans were converted to common stock in 2013. (See Note 9)

In October 2012, a director of the Company issued a loan to the Company for $1,105,000, replacing a note payable to a bank in an equal amount. The loan to director was due in November 2013 and had an interest rate equal to the prime rate plus 1.25%, but not less than 4.5%. The loan was guaranteed by the President/CEO of the Company.  Concurrent with that loan, the director received a warrant to purchase 50,000 shares of Company common stock at $4.00 per share. This warrant expires in November 2017. This note was secured by the pledge of 86,875 shares of Company stock and 136,250 options owned by the President/CEO of the Company. The loan was subordinate to the senior secured note payable until such time as that note is repaid; afterwards the loan would have become senior to all other debt. This note was converted into common stock in the February 2013 debt conversion. (See Note 9)

In 2013 the Company borrowed an additional $3,093,332 (including the refinancing of a $250,000 note and related interest of $43,332) from two directors.  Certain of these and other previously outstanding loans to these directors were converted to common shares in 2013 as described in Note 9. As of December 31, 2013, $2,350,000 of borrowings from directors and affiliates remains outstanding. All of these loans bear interest at 10%. Of these borrowings, $925,000 was due on March 15, 2014. (See Note 13). The remaining $1,425,000 (the “2013 Convertible Notes”) is due March 15, 2015 and is automatically converted into common shares upon completion of a qualifying financing transaction as defined in the note agreements. The conversion price is equal to 90% of the per security price in the qualifying financing transaction. In addition, at the time of conversion and based upon the dollar amount of principal and interest converted, holders of these notes will receive one warrant for each dollar converted. These warrants will have terms substantially the same as warrants that may be issued in the financing transaction.

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

Convertible Notes due March 2015

In 2013, the Company borrowed $575,000 under convertible notes. These notes are due March 15, 2015 and carry same general conversion provisions as the 2013 Notes Payable to the two Directors described above. The notes bear a stated interest rate of 10%. Warrants to purchase 87,500 shares of common stock at $4.00 per share were issued with $350,000 of this debt, resulting in an effective interest rate of 19% on that portion of the borrowing.

Convertible Term Loan, due December 2016

In December 2013, the Company entered into an agreement to issue convertible notes to an investor in principal amount of up to $4 million. The proceeds of borrowings under the note are expressly to be used to repay amounts owed under the Senior Secured Note Payable. Borrowings under the agreement will bear interest at 10% and the note matures in December 2016. In the event of default, the interest rate increases by either 2% or 4%, depending on the nature of the default. Through December 2013, $500,000 had been borrowed under this agreement. Under the note agreement, the investor has the right, but not the obligation, to advance additional amounts up to the $4 million. The terms of the agreement provide that the investor may have several options to convert the notes at varying rates and times following the completion of a qualifying financing transaction. Depending on the timing of conversion, the holder may also receive warrants to purchase common stock. In addition to conversion of the notes, the holder has the right to request shares of common stock, rather than cash, as payment for interest.

Convertible Subordinated Notes, due March 2012

In March 2011, the Company issued $1,432,561 in face amount of convertible debt, the “March 2011 Notes”. These notes had a stated interest rate of 6%. The terms of the notes allowed the holders to convert the debt into common stock at any time prior to maturity at conversion rate equal to the lesser of $9.00 per share or 25% below the offering price in the sale of securities in a qualified sale of securities, as defined. Payment of principal and interest on these notes was unsecured and subordinated to senior indebtedness, as defined.  Concurrent with the issuance of these notes, the Company issued warrants to purchase 107,442 shares of Company common stock at $4.00 per share. In July and August 2011, the Company prepaid the majority of these notes and accrued interest. After the prepayment, holders of these notes purchased 124,449 shares of Company stock at $9.00 per share for an aggregate purchase price of $1,120,000. In February 2013 an additional $200,000 was converted into common shares. (See Note 9) As of December 31, 2013, $112,561 of these notes remained outstanding.

Convertible Subordinated Note, due April 2015

In April 2013 the Company borrowed $200,000 under a convertible note. The note has a stated interest rate of 9% and is due April 1, 2015. The note is convertible at the option of the holder any time after April 1, 2014. The note is automatically converted upon the occurrence of certain equity financing transactions or change in control as defined in the note. The conversion price is $4.00 per share.

Series Subordinated Notes

Between June 2011 and December 2012, the Company borrowed approximately $7,800,000 utilizing a series of notes (the “Series Notes”). The Series Notes were issued in tranches that contained various terms with regard to maturity dates, interest rates, subordination, conversion features and the number of warrants issued with each tranche. Certain Series Notes contained a Company option to extend the due dates by up to 90 days, as well as provisions for acceleration upon completion of certain financings. In connection with these Series Notes, the Company issued warrants to purchase an aggregate of 780,000 shares of Company common stock at $4.00 per share. These warrants expire in November 2015.

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

During, 2013 the Company borrowed an additional $430,000, and issued warrants to purchase 35,688 shares, under the same general provisions as the Series Notes. In 2013 all but $863,808 face amount of the Series Notes had been converted into common stock and all but approximately 75,000 of the related warrants were exchanged for common stock. (See Note 9)

Convertible Series Notes, due September 2014

In 2012 the Company issued $575,000 in convertible notes (the “Convertible Series Notes”) that allowed the holders to convert debt into Company common stock at any time prior to maturity at a conversion rate equal to the lesser of $10.00 per share or 20% below the offering price in the sale of securities in a qualified sale of securities in excess of $10 million, as defined. In addition, these notes automatically convert to Company common stock at the conversion rate in the event of an equity financing in excess of $5 million or a change in control, as defined. These notes also contained a liquidation preference that could result in an amount due upon liquidation equal to 1.5 times the outstanding principal balance. In addition, these notes contained provisions for acceleration in the event of certain equity offerings, as defined.

The note agreement contained a provision that restricted payment to the note holders unless an amount is simultaneously paid to the holders of existing debt.  In addition, the notes were subordinated to all future debt.

The notes were issued with warrants to purchase 35,938 shares of Company common stock at a price based upon future equity sales, as specified in the warrant. The warrants were to expire in September 2017.

During 2013 the Company borrowed an additional $125,000 under the same general terms as the Convertible Series Notes.  In 2013 all of the Convertible Series Notes had been converted into common stock and related warrants exchanged for common stock. (See Note 9)

Installment Note Payable – Bank

In April 2010, the Company borrowed $280,045 from a bank and the note was renewed in May 2011 and 2012.  The note bears interest at the prime rate plus 1%, but not less than 5%. Beginning in June 2011, the note required monthly payments of $8,403.  Upon renewal in May 2012, the note is due on demand, if no demand is made then the note is due in monthly payments of $8,403 from June 30, 2012 through April 2015 with a final payment of $8,389 due in May 2015. Borrowings are secured by substantially all of the Company’s property and are guaranteed by three of the Company’s directors. (See Note 13)

Other Information Regarding Debt

The prime interest rate was 3.25% at December 31, 2013 and 2012.

At December 31, 2013, $1,675,061 of debt was past due.

As a result of either the short term duration or recency of the financing, the Company believes that the fair value of its outstanding debt approximates market value.

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

6.  Employee Benefit Plan

The Company has defined contribution 401(k) saving plan covering all employees satisfying certain eligibility requirements.  The plan provides for Company contributions; the Company did not make any contributions for the years ended December 31, 2013 or 2012.

7.  Commitments and Contingencies

Operating Leases

The Company leases approximately 22,000 square feet of office space in Chanhassen, Minnesota.  The lease commenced on May 1, 2012 and extends through August 31, 2016. Prior to May 1, 2012 the Company leased office space under a lease agreement commencing in December 2010 and expiring on April 30, 2012.  In addition to the office space, the Company leases certain office furniture and equipment and IT equipment under operating leases through November 2016. Rent expense under all leases was $383,807 in 2013 and $254,272 in 2012.

The Company’s office space lease calls for rent increases over the term of the lease. The Company records rent expense on a straight line basis using average rent for the term of the lease. The excess of the expense over cash rent paid is shown as accrued rent.

Total future minimum contractual lease payments for all operating leases are as follows:

Minimum Lease Commitments

2014	$336,000
2015	292,000
2016	183,000

Litigation

In December 2010, the Company received notice from a party claiming that one of its trademarks employing the word “Cachet” may infringe that party’s trademarks. We are presently reviewing the matter and expect to engage in discussions with the party. Based on current information and belief we believe there are substantial and meaningful differences between the relevant trademarks that would in our reasonable judgment preclude a finding of infringement, or that would adversely affect the trademark in question. In the event we are unable to reach an agreement with that third party, we intend to vigorously contest its claims and protect our rights.

Financial Service Agreements

The Company has agreements with financial advisory services companies.  These agreements contain various provisions including assisting the Company in identifying potential investors.  The agreements may require the Company to pay the advisor a monthly fee or cash, warrants or combination thereof, based upon certain defined events including the closing of financing transactions.  Some of these agreements contain termination provisions and may require the Company to pay the advisor for transactions closing subsequent to the agreement termination.

The Company entered into an agreement, as amended through March 25, 2014, with an investment firm to provide investment advisory services in connection with raising additional capital. The agreement provides for a fixed  retainer for advisory services aggregating $100,000 in cash and equity securities. In addition, the agreement provides for a fee based upon the amount of capital raised (the “Agent fee”). The Agent fee is to be paid in cash based upon a percentage and type of the capital raised. The Company has also agreed to sell to the parties to the agreement, at a nominal price, warrants to purchase shares of the Company’s common stock. The number of shares and the exercise price of the warrant are based upon the size and terms of the securities issued.

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

8.  Income Taxes

The shareholders of the Company elected to be taxed as an S corporation under the provisions of the Internal Revenue Code and related Minnesota statutes. Under these provisions, the Company does not pay corporate income taxes on its taxable income. Instead, the shareholders are liable for income taxes on their respective share of the Company’s taxable income.

Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of December 31, 2013, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Management believes the Company is subject to income tax examinations since its inception in 2010.

Effective January 1, 2014 the Company’s S Corporation election terminated and the Company became subject to Federal and state income taxes. The Company has not included any pro forma income tax information as if the Company were a tax paying entity for 2013 and 2012, as any pro forma tax benefit would be offset by a valuation allowance for the related deferred tax asset as it would be more likely than not that the future tax benefits will not be realized.

9.  Shareholders’ Equity

The Company’s authorized capital consists of 22,500,000 shares of $.01 par value common stock and 2,500,000 shares of $.01 par value preferred stock.

Common Stock

The estimated fair value assigned to shares issued for other than cash was based upon recent cash sales transactions.

In July and August 2011, the Company issued 124,442 shares of Company common stock at $9.00 per shares for an aggregate purchase price of approximately $1,120,000 in conjunction with the prepayment of the Convertible, Subordinated Notes, due March 2012.

During 2013 the Company issued 319,000 shares of common stock at $4.00 per share for gross proceeds of $1,276,000.

In February 2013, the Company offered to convert debt, plus accumulated interest, into shares of the Company’s common stock. To encourage conversion the Company agreed to provide the debt holders a 10% share premium. As a result, $6,744,139 of debt and accumulated interest was converted into 1,854,638 shares of common stock and the value of the premium shares of $674,414 was recorded as an expense. Included in this conversion is $1.1 million of conversions by a former director.

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

Concurrent with the conversion of the those notes, the Board of Directors determined that it was in the best interest of the Company to adjust the conversion rates for former noteholders that had previously converted or purchased shares at $9.00 per share.  An adjustment was made to reduce their conversion rate or purchase price, as applicable, to $4.00 per share. As a result, the Company issued an additional 427,619 shares with a fair value of $1,710,475 which was recorded in other expense in the 2013 statement of operations.

In November 2013, the Company offered to convert debt, plus accumulated interest, into shares of the Company’s common stock. As a result, $4,319,677 of debt and accumulated interest was converted into 1,079,920 common shares based on an exchange rate of $4.00 per share.

In November 2013, the Company offered to exchange 1 share of common stock for every 5 warrants outstanding. As a result 389,790 shares were issued and warrants to purchase 1,948,948 common shares were cancelled. At the time of the exchange, the fair value of the shares issued exceeded the fair value of the warrants by $681,189 which was recorded in other expense in the 2013 statement of operations.

Warrants

In addition to warrants issued in connection with debt described above, the following are transactions involving issuance of warrants in September 2011 at $4.00 per share and expiring November 1, 2015:

Three directors guaranteed the note payable – bank each providing a guarantee of up to $1,041,000. Each director received warrants with an aggregate fair value of approximately $1,191,000 to purchase 78,125 shares of Company common stock for providing their guarantees.

In addition, a director received a warrant with a fair value of approximately $389,000 to purchase 76,560 shares of Company common stock in exchange for his pledge of certain personal assets to secure the $1,105,000 loan provided under the bank credit facility.  In consideration for his incremental guarantee of that asset pledge, another director received a warrant with a fair value of approximately $42,100 to purchase 8,291 shares.

In February 2013, the Company issued warrants with a fair value of approximately $205,000 to purchase 281,250 shares of the Company’s common stock at $4.00 per share and expiring November 2017 to a director for the director guaranteeing the Senior Secured Note Payable.

In addition to the warrants issued in February 2013 above, and  those issued in connection with debt as described in Note 5, the Company issued warrants to purchase 232,450  shares of common stock at prices ranging from $4.00 to $5.00 in conjunction with other debt, guarantees, issuances of equity and financing costs. These warrants had a fair value of approximately $157,000.  These warrants were all exchanged for shares in November 2013.

The following is a summary of warrant activity in 2013:

	Number of Warrants	Weighted Avg. Exercise Price	Weighted Remaining Life (Years)

Balance, December 31, 2012	1,557,980	$4.16
Issued	798,872	3.80
Exchanged for shares	(1,948,948)	4.02
Balance, December 31, 2013	407,904	3.35	3.43

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

The fair value of the warrants was determined using the Black-Scholes-Merton option pricing model and the following assumptions for 2013 and 2012.

Both Periods
Expected term	1.5 – 2.5 Years
Expected dividend	0%
Volatility	26% – 38%
Risk-free interest rate	0.26% –1.36%

10.  Equity Incentive Plan

On February 9, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (EIP).  The plan has been approved by our shareholders.  Participants in the plan may include our employees, officers, directors, consultants, or independent contractors who our compensation committee determines shall receive awards under the plan.  As of December 31, 2013, the number of shares of common stock reserved for issuance under the plan is 625,000 shares.

The plan authorizes the grant of options to purchase common stock intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code (the "Code"). The EIP also permits the grant of options that do not qualify as incentive stock options, restricted stock, restricted stock units, stock bonuses, cash bonuses, stock appreciation rights, performance awards, dividend equivalents, warrants and other equity-based awards. The plan expires on February 12, 2020.  Options granted to employees generally vest over three years. Stock awards granted to non-employee directors generally vest 50% on the grant date and 50% on the first anniversary of the date of the grant. Options expire five years from the date of grant.

In addition to options issued under the EIP, as of December 31, 2013 the Company had issued options to purchase 555,000 shares of Company common stock to directors, certain officers and business consultants.

The Company has used an expected life of three years for the term of the options.  As only a minimal number of options have been exercised, management has made an estimate of an average life that is slightly longer than the vesting period. The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impact the amount of unamortized compensation expense to be recognized in future periods.

In February 2013 the Board of Directors approved an adjustment to the exercise price of all outstanding employee stock options that had been issued at a price greater than $4.00 per share. The vesting period for these options was unchanged. The aggregate excess of the fair value of the $4.00 options over the $9.00 options on the date of modification was $236,000.  As a result of this modification the Company recorded additional share-based compensation of $119,000 for the vested portion of those options immediately, and the remaining $117,000 will be recognized over the remaining vesting term.

During 2013 the Company issued options to purchase 330,470 shares with exercise prices ranging from $4.00 to $9.00 per share and an aggregate fair value of approximately $306,000. Of those options, options issued to executive management to purchase 250,000 shares were 100% vested immediately.

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

The estimated fair values of stock options granted and assumptions used for the Black-Scholes-Merton option pricing model were as follows:

	2013	2012

Estimated Fair Value	$306,189	$158,265
Options Granted	330,470	67,000

Expected Term	3 Years	3 Years
Expected Dividend	0%	0%
Volatility	30 – 33%	32 – 39%
Risk Free Interest Rate	0.3 – 0.9%	0.3 – 0.4%

Following is a summary of stock option activity in 2013:

	Number of Options	Weighted Avg. Exercise Price		Weighted Remaining Contractual Life (Years)	Intrinsic Value

Balance, December 31, 2012	614,042	$6.00
Granted	330,470	4.13
Exercised	(30,000)	.80
Forfeited or Expired	(86,969)	4.55
Balance, December 31, 2013	827,543	3.49	*	2.81	$423,000
Exercisable at December 31, 2013	680,376	3.38	*	2.76	423,000

* Reflects the February 2013 exercise price adjustment.

Following is a summary of nonvested stock options:

	Number of Options	Weighted Avg. Grant Date Fair Value

Balance, December 31, 2012	236,666	$2.60
Granted	330,470	0.93
Vested	(375,167)	1.42
Forfeited	(44,802)	2.05
Balance, December 31, 2013	147,167	2.09

Total stock compensation expense was $700,715 and $311,211 in 2013 and 2012, respectively. As of December 31, 2013 the total compensation cost related to nonvested options awards not yet recognized was $168,000. That cost will be recognized over a weighted average period of nine months. Proceeds from the exercise of options in 2013 were $24,000 and the intrinsic value of options exercised in 2013 was $96,000.

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

11. Related Party Transactions

Balances with related parties consisting of members of the Board of Directors (collectively Affiliates) for borrowings and warrants as of December 31 were as follows:

	2013	2012

Debt held by related parties	$2,362,561	$4,869,551
Interest paid to related parties	$125,000	$9,393
Related party interest expense	$120,687	$448,732
Warrants held by related parties	942	791,998

12. Concentrations

The Company has relied on two vendors to provide technology and licensing components that are critical to its RDC solution. In December 2013 the Company’s relationship with one of these vendors was terminated. The Company believes that it has adequate alternatives to replace this technology without a material impact to the business.

13. Subsequent Events

Reverse Merger

On February 12, 2014, the Company completed a merger transaction with DE Acquisition 2, Inc.  (“DE2”), a public company with no operations. Pursuant to the terms of the merger, each share of the Company’s common stock that was issued and outstanding at such time was cancelled and converted into shares of 10.9532 (the “exchange ratio”) shares of DE2’s common stock. As a result of the merger, all of the Company’s outstanding warrants and stock options at the time were converted and exchanged for warrants and stock options of DE2. The number of shares subject to and exercise prices of DE2 convertible securities issued under the exchange was determined by application of the exchange ratio to the terms of the Cachet convertible debt and options outstanding as of the Merger date. Subsequently DE2 changed its name to Cachet Financial Solutions, Inc. (“New Cachet”).

On dates up to 30 and 120 days following the merger, additional shares may be issued to those DE2 shareholders immediately prior to the merger, for no additional consideration, such that they will hold 3% of the fully diluted shares outstanding as of those dates.

The fair value of estimated consideration paid to DE2 in exchange for the 3% interest is estimated to be $507,000 plus the long term debt assumed of $85,105. As DE2 had no tangible or identifiable intangible assets at the time of the Merger, and recognition of goodwill is not permitted in this type of merger transaction, no assets were recorded as a result of the Merger.

Additional Borrowing – Working Capital

Subsequent to December 31, 2013 and through March 27, 2014 the Company borrowed an additional $1 million for working capital purposes from certain directors and existing shareholders of the Company.   Of these borrowings $300,000 is due in February 2015. The loan agreements provide for issuance of shares, in lieu of the payment of interest, in an amount equal to 20% of the face amount of the note with the value per share used to determine the number of shares based upon a planned offering of the Company’s common stock. The remaining $700,000 ($550,000 of which was from directors) is due upon the earlier of the availability of sufficient funds as determined by the noteholder or February 2015. These notes bear interest at 10% .  The Company also borrowed another $100,000 under the Convertible Term Loan due December 2016 and was advanced $265,000 from Directors. The Company also issued warrants to purchase 821,250 shares of common stock at $1.45 per share.

CACHET FINANCIAL SOLUTIONS INC.
NOTES TO FINANCIAL STATEMENTS

On March 24, 2014 the Company entered into a new loan agreement with its bank and borrowed $330,000. The proceeds of the borrowing were used to repay the balance owed on installment note payable at the time of $122,000, with the remainder used for working capital. The loan is due  on demand and is being repaid  in monthly installments of $9,903. Interest is at the prime rate plus 1% with a floor of 5%. The loan is guaranteed by certain of the Company’s Directors.

Business Acquisition and Related Borrowing

In December 2013, the Company agreed to acquire certain assets and operations of a technology services company with capabilities and relationships in the mobile banking industry. On March 4, 2014, the Company closed on the acquisition.  The cash consideration paid at closing was $1.125 million with the potential for an additional $1.0 million upon the occurrence of certain events. The purchase price, including the contingent consideration, will be allocated based upon the fair value of assets acquired and liabilities assumed upon completion of an appraisal of the assets and liabilities. The Company currently expects that the majority of the asset value will be assigned to proprietary technology and customer relationships acquired and that liabilities assumed will be immaterial. In conjunction with the closing of the acquisition, the Company borrowed $1.5 million from a director to fund the purchase price. The terms of the loan agreement provide for a maturity date of May 15, 2014 and interest at an annual rate of 24%. In the event of default the interest rate increases to an annual rate of 48%. This loan is secured by all assets of the Company. The loan agreement also provides for the issuance of common shares to the lender in an amount equal to 12.5% of the original loan amount. In the event any balance remains outstanding after April 4, 2014 the Company will be required to issue additional shares.

Extension of Debt Terms and Debt Conversion

In March 2014 the forbearance agreement with the Senior Secured lender was extended to May 12, 2014. In consideration for the extension the Company agreed to issue $1 million of the Company’s common stock, the number of shares to be determined by reference to lowest per share price in the Company’s planned offering of common stock. In addition, in March 2014 the Company made a $250,000 payment to the lender to be applied to outstanding indebtedness.

In March 2014 the maturity dates of certain of the Company’s notes aggregating $1.025 million that were scheduled to mature in March 2014 were extended to February 2015.  The December 31, 2013 balance sheet reflects the extension of the maturity dates.

In January 2014 an additional $333,000 in debt and $654,000 in accrued interest were converted into common shares at a conversion rate of $4.00 per share.

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Disclosures under this Item will be filed by amendment.

ITEM 9B	OTHER INFORMATION

None.

PART III

ITEM 10	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The table below sets forth the name, age and position of each of our current directors and executive officers.

Name	Age	Positions
Jeffrey C. Mack	60	Chief Executive Officer, President and Director (Chairman)
Christopher F. Ebbert	47	Executive Vice President and Chief Information Officer
Lawrence C. Blaney	56	Executive Vice President of Sales
Darin McAreavey	45	Chief Financial Officer and Executive Vice President (1)
Michael J. Hanson	55	Director
James L. Davis	69	Director
Mark S. Anderson	57	Director
Terril H. Peterson	66	Director

(1)
Mr. McAreavey’s appointment as Chief Financial Officer and Executive Vice President is effective as of April 3, 2014.  Our prior Chief Financial Officer and Executive Vice President, Brian S. Anderson, resigned effective as of March 19, 2014.

The biographies of the above-identified individuals are set forth below:

Jeffrey C. Mack is our Chief Executive Officer, President and Director (Chairman), and has served in identical capacities at Cachet Financial Solutions Inc. (Minnesota) since our inception.  Mr. Mack has significant experience building and managing companies of all sizes and across a variety of industries.  Prior to Cachet, Mr. Mack served as a consultant to multiple small businesses, including a business engaged in the sale of banking technology and related services.  Previously, Mr. Mack served from January 2003 to September 2008 as Chairman, CEO and President of Wireless Ronin Technologies, Inc., a leader in dynamic digital signage.  In January 1990, Mr. Mack founded and became Chairman, CEO and President of Arcadia Financial Ltd. (formerly known as Olympic Financial Ltd.), one of the largest independent providers of automobile financing in the United States.  Prior to founding Arcadia Financial, Mr. Mack served as an executive in the commercial banking industry for 17 years.

Christopher F. Ebbert is our Executive Vice President and Chief Information Officer, and has served in identical capacities at Cachet Financial Solutions Inc. (Minnesota) since inception.  He is a strong technology leader with over 20 years’ experience driving IT development.  Prior to Cachet, Mr. Ebbert served as a consultant to small businesses across a variety of industries, including 3D animation and software development, technical translation services and banking technology.  Formerly, Mr. Ebbert was the Executive Vice President and Chief Technology Officer for Wireless Ronin Technologies, Inc.  Prior to joining Wireless Ronin in 2000, Mr. Ebbert was a Senior Software Engineer for Digital Content, a 3D Interactive gaming business.  Previously, he served as Technical Director for Windlight Studios, a commercial 3D animation company.  From December 1994 to February 1998, Mr. Ebbert was the Senior Software Engineer for Earth Watch Communications, a broadcast weather technologies company.

Lawrence C. Blaney is our Executive Vice President of Sales for Cachet Financial Solutions, and has served in identical capacities at Cachet Financial Solutions Inc. (Minnesota) since June 2010.  He has a successful track record of building high-performance global sales and marketing organizations. Prior to joining Cachet, Mr. Blaney served as Senior Vice President of Development at Wireless Ronin Technologies, Inc.  From 1998 to 2008, Mr. Blaney was the Vice President of Sales and Marketing at Richardson Electronics, a global custom solutions company.  During his tenure at Richardson, he helped realign the sales force by creating a vertical market strategy focusing on financial institutions.  Richardson Electronics saw a growth in sales from $35 million to $95 million under his management.  In 1990, Mr. Blaney formed a startup systems integration company focusing on selling hardware and software to large financial institutions, which included major U.S. exchanges and international banks. Mr. Blaney sold his company to Richardson Electronics in 1998.

Darin P. McAreavey will serve as our Chief Financial Officer and Executive Vice President effective as of April 3, 2014.  Prior to that, Mr. McAreavey served as the Senior Vice President and Chief Financial Officer at Wireless Ronin Technologies, Inc. since March 2009.  Prior to working for Wireless, Mr. McAreavey served as Chief Financial Officer for Xiotech Corporation from September 2007 to March 2009. From February 2007 to September 2007, Mr. McAreavey worked for Global Capacity Group as its Chief Financial Officer. In addition, Mr. McAreavey worked for Stellent, Inc. as the Chief Financial Officer, Executive Vice President and Treasurer from May 2006 to February 2007 and as the Corporate Controller from September 2004 to May 2006. Mr. McAreavey held several management level finance positions, including Director of Finance, at Computer Network Technology from August 1995 to September 2004. From November 1993 to August 1995, Mr. McAreavey was a Supervising Senior for KPMG LLP. Mr. McAreavey began his professional career as a Senior Accountant at Eide Helmeke & Co. from July 1991 to November 1993 and earned a Master of Business Administration degree in 1998 from the University of Saint Thomas.

Michael J. Hanson is a director of our Company.  Mr. Hanson has served as President and Chief Executive Officer of Hunt Electric Corporation since 1996.  He began his career at Hunt in 1985 as an Assistant Project Manager and worked his way up through various senior and executive roles until he was promoted to his current position.  He became Hunt Electric’s majority stockholder in 2001.  Mr. Hanson serves as the Governor of the St. Paul Chapter of the National Electrical Contractors Association.  He is also a Representative and President of the Federated Electrical Contractors.  He currently serves as a Trustee for Dunwoody College of Technology.  Mr. Hanson has served as a director of Cachet Financial Solutions Inc. (Minnesota) since our inception.

James L. Davis is a director of our Company.  Mr. Davis is the President of Davis & Associates, Inc., which he founded more than 30 years ago.  Davis & Associates represents the leading edge lighting and controls manufacturer, providing lighting and controls solutions for customers in the upper Midwest.  Mr. Davis is also a private investor and has served as a director on both private and public company boards for more than 20 years.  He is currently a director of ProUroCare Medical Inc., a publicly held medical device manufacturer.  Mr. Davis has served as a director of Cachet Financial Solutions Inc. (Minnesota) since our inception.

Mark S. Anderson is a director of our Company.  Mr. Anderson is the President of Metropolitan Mechanical Contractors, Inc., the largest specialty contractor in the upper Midwest. Mr. Anderson began his career at Metropolitan in 1984 and was the majority stockholder until May 2011, when he sold the company to APi Group. Mr. Anderson previously worked at Northern States Power Company as a research engineer and is a member of the local SMACNA and MMCA associations, where he previously served on their Board of Directors. Mr. Anderson graduated from the University of Minnesota with a degree in Mechanical Engineering. Mr. Anderson has served as a director Cachet Financial Solutions Inc. (Minnesota) since July 2012.

Terril H. Peterson is a director of the Company and, prior to our merger with Cachet Financial Solutions Inc. (Minnesota) and acquisition of that business, served as the sole director of the Company since October 10, 2012.  Since April 2011, Mr. Peterson has served as General Partner of Pinnacle Investment Group, which is an alternative asset management firm that invests in private, micro-cap and small-cap emerging growth companies.  Between July 2007 and April 2011, Mr. Peterson served as the Vice President and General Manager of SoftBrands, an international software business that sells and services ERP solutions to global manufacturing companies. Prior to SoftBrands, Mr. Peterson also served as Executive Director of Manufacturing Systems for Control Data Corporations manufacturing. Mr. Peterson earned a Bachelor of Science degree in Mathematics and Computer Science from Colorado State University and a Masters in Business Administration from the University of St. Thomas.

Under our corporate bylaws, all of our directors serve for indefinite terms expiring upon the next annual meeting of our shareholders.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director.  With regard to Mr. Mack, the Board of Directors considered his significant experience, expertise and background with regard to the Company’s business and his prior experience as a chief executive for other business enterprises.  With regard to Mr. Davis, the Board of Directors considered his background and experience as an investor in many different businesses, together with his prior experience serving on the boards of public companies.  With regard to Mr. Hanson, the Board of Directors considered his extensive experience with the business of the Company since its inception.  With regard to Mr. Anderson, the Board of Directors considered his leadership experience as well as his service on other boards.  Finally, with regards to Mr. Peterson, the Board of Directors considered his extensive experience in finance and investment as well as his prior experience with the Company.

DIRECTOR INDEPENDENCE AND COMMITTEES

Our Board of Directors will periodically review relationships that directors have with the Company to determine whether the directors are independent.  Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fee (other than director fees) from the Company, are not an affiliated person of the Company or its subsidiaries (e.g., an officer or a greater-than-ten-percent stockholder) and are independent within the meaning of applicable laws, regulations and the Nasdaq listing rules. In this latter regard, the Board of Directors will use the Nasdaq listing rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of its directors are independent, solely in order to comply with applicable SEC disclosure rules. However, this is for disclosure purposes only. It should be understood that, as a corporation whose shares are not listed for trading on any securities exchange, our Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

As of the date of this report, the Board of Directors has determined that none of its current directors are independent within the meaning of the Nasdaq listing rule cited above.

Our Board of Directors does presently not have any committees formed.  As independent directors are added to our board, we intend to form a formal Audit Committee and Compensation Committee and adopt appropriate written charters for such committees.  Presently, however, there are no plans to appoint certain directors to specific committees.  Until such time as an Audit Committee and Compensation Committee is formed, the full Board of Directors fulfills the functions normally undertaken by committees of that sort.  If the Company had its shares listed for trading on the Nasdaq Stock Market, the composition of its Board of Directors would not presently meet the Nasdaq requirement that a majority of its directors be independent, and would not have met such requirement at any time during fiscal 2013.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company presently does not have a director serving on the board who qualifies as an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act.  As the Company adds independent directors to serve on its board, it expects to add one or more such independent directors who will qualify as an “audit committee financial expert,” as defined above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As explained above, we do not have any formally constituted Compensation Committee.  In the past, deliberations and decisions about the executive compensation of executives have been undertaken by the full Board of Directors of Cache Financial Solutions (Minnesota) except in circumstances where the compensation of a particular executive poses a direct conflict of interest (e.g., compensation deliberations and decisions respecting our Chief Executive Officer and Chairman).

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, no officer, director, control person or promoter of the Company has been:

•
involved in any petition under the federal bankruptcy laws or any state insolvency law that was filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years, or any corporation or business association of which he was an executive officer at or within two years within the date of this report;

•	convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:  (1) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (2) engaging in any type of business practice; or (3) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

•
the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

•
found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

•
found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

•
the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:  (1) any federal or state securities or commodities law or regulation; or (2) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (3) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CODE OF ETHICS

We have adopted a Code of Ethics that governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements.  Our Code of Ethics was adopted effective as of February 12, 2014, and a copy is filed as an exhibit to this report.  You may obtain a copy of the Code of Ethics without charge by writing us and requesting a copy, attention:  Jeffrey C. Mack, 11518671 Lake Drive East, Southwest Tech Center A, Minneapolis, MN 55317. You may also request a copy by calling us at (952) 698-6980.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC and Nasdaq.  Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to the Company or publicly filed by its officers and directors and others, the Company believes that all such filings were filed on a timely basis for fiscal year 2013.

ITEM 11    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation for awarded to or earned by:  (i) each individual who served as the principal executive officer and principal financial officer of our Company during the year ended December 31, 2013; and (ii) each other individual that served as an executive officer of Cachet Financial Solutions Inc. (Minnesota), our wholly owned operating subsidiary, at the conclusion of the year ended December 31, 2013 and who received more than $100,000 in the form of salary and bonus during such fiscal year.  For purposes of this report, these individuals are collectively the “named executives” of the Company.  Nevertheless, the table below omits Messrs. Dennis Nguyen and Terril H. Peterson, each of whom served as the principal executive officer of our company prior to the consummation of the merger transaction in which we acquired the business of Cachet Financial Solutions (Minnesota).  Mr. Nguyen served as our principal executive officer from January 19, 2011 through October 10, 2012, and Mr. Peterson served as our principal executive officer from October 10, 2012 through February 12, 2014.  Neither Mr. Nguyen nor Mr. Peterson earned any compensation during the years covered by the table below.

Name/Title	Year	Salary $	Bonus $	Option Awards $ (1)		Other Annual Compensation $		Total
Jeffrey C. Mack
Chairman of the Board of Directors	2013	240,000	8,000	163,547	(2)	13,100	(3)	$424,647
and Chief Executive Officer	2012	240,000	15,000	—		13,200	(3)	$268,200

Brian S. Anderson (7)
Chief Financial Officer	2013	175,000	0	47,093	(4)	6,000	(3)	$228,093
and Executive Vice President	2012	173,333	0	—		6,000	(3)	$179,333

Lawrence C. Blaney
Executive Vice President	2013	175,000	0	62,929	(5)	7,800	(3)	$245,729
of Sales & Marketing	2012	175,000	0	—		7,800	(3)	$182.800

Christopher Ebbert
Chief Information Officer	2013	175,000	0	47,093	(6)	11,400	(3)	$233,493
and Executive Vice President	2012	175,000	0	—		11,400	(3)	$186,400

(1)
The amounts in this column represent the aggregate grant date fair value with respect to stock options granted in the years indicated, including the incremental grant date fair value of any stock options repriced during the years indicated. The fair value was calculated in accordance with stock-based accounting rules (ASC 718). The assumptions used to determine the fair value are described in Note 10 of the Financial Statements included in this report for the year ended December 31, 2013.

(2)
Includes the aggregate grant date fair value of $101,806 with respect to stock options granted to Mr. Mack, and the incremental grant date fair value of $61,741 with respect to stock options that were repriced.

(3)	Amount represents car allowance paid by Cachet.

(4)
Includes the aggregate grant date fair value of $36,198 with respect to stock options granted to Mr. Anderson, and the incremental grant date fair value of $10,895 with respect to stock options that were repriced.

(5)
Includes the aggregate grant date fair value of $52,034 with respect to stock options granted to Mr. Blaney, and the incremental grant date fair value of $10,895 with respect to stock options that were repriced.

(6)
Includes the aggregate grant date fair value of $36,198 with respect to stock options granted to Mr. Ebbert, and the incremental grant date fair value of $10,895 with respect to stock options that were repriced.

(7)	Mr. Anderson resigned his positions as Chief Financial Officer and Executive Vice President effective as of March 19, 2014.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

At December 31, 2013, we had outstanding equity awards as follows:

Name	Number of securities underlying unexercised options (exercisable)	Number of securities underlying unexercised options (unexercisable)		Equity Incentive Plan Awards: number of securities underlying unexercised and unearned options		Option exercise price	Option expiration date
Jeffrey C. Mack	50,000	25,000	(1)			$4.00	5/16/2016
	30,000					$.80	3/3/2015
	20,833			10,417	(2)	$4.00	1/6/2016
	112,500					$4.00	2/27/2018

Brian S. Anderson (4)	20,000					$4.00	11/3/2015
	12,500			6,250	(3)	$4.00	1/6/2016
	40,000					$4.00	2/27/2018

Lawrence C. Blaney	11,250					$1.60	6/1/2015
	8,750					$4.00	11/1/2015
	12,500			6,250	(3)	$4.00	1/6/2016
	57,500					$4.00	2/27/2018

Christopher Ebbert	22,500					$.80	3/3/2015
	12,500			6,250	(3)	$4.00	1/6/2016
	40,000					$4.00	2/27/2018

(1)	Options vest on May 16, 2014.
(2)	Options vest on January 6, 2014.
(3)	Options vest on January 6, 2014.
(4)	Mr. Anderson resigned his positions as Chief Financial Officer and Executive Vice President effective as of March 19, 2014.

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

Executive Employment Agreements

We employ Jeffrey C. Mack, our President and Chief Executive Officer, at an annual base salary of $240,000.  Effective February 1, 2014, Mr. Mack’s annualized base salary was increased to $265,000.  We employ Christopher F. Ebbert, our Executive Vice President and Chief Information Officer, Lawrence C. Blaney, our Executive Vice President of Sales and Marketing, and Brian S. Anderson, our Executive Vice President and Chief Financial Officer prior to his resignation on March 19, 2014, at annual base salaries of $175,000 each.  Effective February 1, 2014, the annualized base salaries of each of Messrs. Ebbert, Blaney and Anderson was increased to $190,000.

We have employment agreements with each of the above-named executives.  Each employment agreement was entered into on February 28, 2013 and has a one-year term that renews automatically unless either party provides the other with at least 60 days prior written notice.  At the discretion of the Board of Directors, the base salary of each executive may be increased, but not decreased.  Each employment agreement provides the executive with the right to participate in our benefit plans, policies and programs as those plans, policies and programs are made available to our similarly situated executives.  In addition, each employment agreement provides the executive with 22 business days of vacation/paid time off per year.

The employment agreements will terminate upon the death or disability, as defined in the agreement, of the executive.  In addition, we can terminate the employment agreement with an executive for cause, as defined in the agreement, and the executive can terminate the employment agreement for good reason, as defined in the agreement.

The employment agreements obligate us to pay severance to the executives in the event that we terminate their agreement without cause or if executive terminates their agreement with good reason.  We will also be obligated to make severance payments if each of the following conditions are met: (i) there is a change in control of our Company, as defined in the agreement, (ii) the executive is employed on a full-time basis at the time of the change in control, and (iii) the executive’s employment is terminated (including the executive’s own termination of employment with good reason) other than as a result of death, disability or cause.  The severance payment will be equal to 24 months of base salary at the time of termination, in the case of Mr. Mack, and equal to 12 months of base salary at the time of termination, in the case of all other executives.  In addition, if the event giving rise to the severance payment is a change in control or a termination without cause other than one occurring in connection with a change in control, then the executive will be entitled to receive a “severance bonus” in an amount equal to twice the bonus earned by that executive for the prior fiscal year.  No such severance bonus is permitted to exceed twice the maximum bonus target for that executive for the prior fiscal year.  As a condition to receiving any severance payments or severance bonus, an executive must execute and deliver a full separation agreement and release in form acceptable to Cachet.  All severance payments will be made in monthly installments, beginning on the date that is 30 days after the event resulting in the obligation to make severance payments, over the life of non-competition period specified in the executive’s employment agreement.  The employment agreements require that severance bonus payments be made in a lump sum within 30 days after the event resulting in the obligation to make severance payments.

The employment agreements contain customary inventions-assignment provisions, non-competition provisions that survive for a one-year period after the termination of employment, and non-solicitation provisions applicable to the customers and vendors of the business, and the employees of the business, that survive for a one-year period after the termination of employment.  In the case of Mr. Mack, however, the non-solicitation provisions contained in his employment agreement survive for a period of two years after the termination of employment.  All of the employment agreements contain mandatory and binding arbitration provisions for the resolution of disputes arising under the agreements.

In connection with the closing of our merger with Cachet Financial Solutions Inc. (Minnesota) and our acquisition of that business, we assumed the obligations and rights of Cachet Financial Solutions Inc. (Minnesota) under the above-described employment agreements.  In addition, each executive agreed that neither the merger nor the election of Messrs. Davis, Hanson, Anderson and Mack to the Board of Directors of the Company will be deemed a “change of control” under their employment agreements.

New Chief Financial Officer

On March 19, 2014, we entered into an offer letter agreement with Mr. Darin McAreavey to serve as our Chief Financial Officer and Executive Vice President effective as of April 3, 2014.  We also entered into an employment agreement to be effective as of April 3, 2014. The employment agreement has a one-year term subject to automatic annual renewals and provides Mr. McAreavey with an annualized base salary of $220,000.  Under the employment agreement, Mr. McAreavey, is eligible for performance-based cash bonuses in the discretion of our Board of Directors and compensation committee.  In addition, Mr. McAreavey will be entitled to receive our standard employee benefits for health, dental and life and disability insurance. Effective April 3, 2014, we will grant to Mr. McAreavey a stock option for the purchase of up to 110,000 shares at a price of $4.00 per share under our current 2014 Stock Incentive Plan. A total of 36,666 shares purchasable under the option will vest immediately, with the remaining shares vesting in two equal 36,667-share increments on each of April 3, 2015 and 2016, so long as Mr. McAreavey remains an employee of Cachet.

Transition Agreement

On March 19, 2014, and in connection with Brian S. Anderson’s resignation from his positions as our Chief Financial Officer and Executive Vice President, we entered into a Transition Agreement pursuant to which Mr. Anderson will, as an independent contractor, provide us with certain transition services consistent in nature and scope with the services he performed as Chief Financial Officer, for a 90-day period.  Among other things, the Transition Agreement provides for the acceleration of vesting (to the extent not already then vested) of Mr. Anderson’s outstanding options to purchase up to 78,750 shares of our common stock at a per-share price of $4.00, and extends the term during which Mr. Anderson may exercise such options.  During the 90-day transition period and for four months thereafter, Mr. Anderson will receive payments of $16,500 per month.  We also agreed in the Transition Agreement to bear the cost of Mr. Anderson’s participation in our health and dental insurance programs for the next 12 months.

COMPENSATION OF DIRECTORS

Cachet has not in the past paid cash compensation to our directors for their service on the Board of Directors of Cachet.  Presently, we have no current plans to pay cash compensation to members of our Board of Directors for their services on our board.  As we seek to expand the board of the Company and add independent directors, we do, however, expect to change this policy.  In the past, we have issued stock options for the purchase of the equivalent of 30,000 shares of common stock to our non-employee directors.  Accordingly, we may issue stock options to other non-employee directors in the future, on terms to be determined by our Board of Directors.

The table below sets forth the compensation paid by Cachet Financial Solutions Inc. (Minnesota), now the Company’s wholly owned operating subsidiary as a result of the February 12, 2014 merger transaction, to its directors during fiscal year 2013.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		Total (4)
Jeffrey C. Mack (1)	$0	$0		$0
James L. Davis	$0	$23,589	(2)	$23,589
Michael J. Hanson	$0	$23,589	(2)	$23,589
Mark S. Anderson	$0	$25,785	(3)	$25,785

(1)	For information relative to Mr. Mack, please refer to the “Outstanding Equity Awards at Fiscal Year End 2013” table above.
(2)
During 2013, Cachet repriced options for the purchase of 30,000 shares held by these directors to $4.00 per share, with the incremental fair value of that repricing being $23,589 as reflected in the table.  In addition, each of Mr. Davis and Mr. Hanson hold additional options for the purchase of 30,000 shares at the per-share price of $1.00.

(3)
On September 20, 2013, Cachet issued options to Mr. Anderson for the purchase of 30,000 shares at a purchase price of $4.00 per share. Of these options, 20,000 vested immediately and the remaining 10,000 in August 2014. The options expire five years from the date of grant.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the close of business on March 27, 2014, we had outstanding 6,333,262 shares of common stock.  Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders.  The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of March 27, 2014, by:

•	each person known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding common stock
•	each current director
•	each executive officer of the Company and other persons identified as a named executive in ITEM 11 above, and
•	all current executive officers and directors as a group.

Unless otherwise indicated, the business address of each of the following persons is 18671 Lake Drive East, Southwest Tech Center A, Minneapolis, MN 55317, and each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Name and Address	Number of Shares Beneficially Owned (1)		Percentage of Common Shares Beneficially Owned (1)
Jeffrey C. Mack	325,958	(2)	4.95%
Christopher F. Ebbert	206,250	(3)	3.22%
Brian S. Anderson	78,750	(4)	1.23%
Lawrence C. Blaney	96,250	(4)	1.50%
James L. Davis	1,935,884	(5)	28.33%
Michael J. Hanson	1,235,626	(6)	18.65%
John D. Lane	411,441		6.50%
Terril H. Peterson	441,834	(7)	6.98%
Mark S. Anderson	224,007	(8)	3.53%
Jack B. Petersen	1,323,762	(9)	20.78%
All current executive officers and directors as a group (7)	4,320,552	(10)	56.21%

(1)
Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities.  Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record rate, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person.  Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares of the Company.  In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage of Common Shares” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.

(2)	Includes 248,750 common shares purchasable upon the exercise of outstanding options..

(3)	Includes 81,250 common shares purchasable upon the exercise of outstanding options..

(4)	All shares reflected in the table are issuable upon the exercise of outstanding options..

(5)
Includes 1,234,347 outstanding common shares, 60,000 common shares purchasable upon the exercise of options, 487,500 common shares purchasable upon exercise of outstanding warrants, 125,976 common shares owned by Mr. Davis’ self-directed retirement account plan, as well as 27,061 common shares held by Mr. Davis’ wife (either personally or through her individual retirement account), beneficial ownership of which Mr. Davis disclaims.

(6)	Includes 60,000 common shares purchasable upon the exercise of outstanding options, and 231,250 common shares purchasable upon exercise of outstanding warrants.

(7)	Mr. Peterson is a director of the Company.

(8)	Includes 20,000 common shares issuable upon exercise of outstanding options.

(9)	Includes 62,500 shares held in a retirement account, and warrants for the purchase of 37,500 common shares.

(10)	Includes Messrs. Mack, Ebbert, Brian S. Anderson, Blaney, Davis, Hanson and Terril H. Peterson. Also includes securities held by Mr. Davis’ wife, as described in note (5) above.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND TRANSACTIONS

On December 21, 2010, we borrowed $130,000 from our Chief Executive Officer, Jeffrey Mack, in exchange for an unsecured five-month promissory note that accrued interest at the per annum rate of 6%. This promissory note was paid in full in 2011.

From April through December 2011, we borrowed an aggregate of $1,487,561 from a combination of our James L. Davis, his 401K profit-sharing plan, his wife, the individual retirement account of his wife, and his son, in exchange for a series of related short-term promissory notes that generally matured within four months of their issuance. Promissory notes evidencing the aggregate principal amount of $252,561 accrued interest at the per annum rate of 6%, and promissory notes evidencing the aggregate principal amount of $1,235,000 accrued interest at the per annum rate of 9%. During 2011, an aggregate principal amount of $140,000 of the 6% promissory notes was converted into shares of Cachet common stock at a rate of $4.00 per share. During 2011, $200,000 in principal amount of these notes were repaid.

In June and July 2011, we borrowed an aggregate of $250,000 from two directors of Cachet, Messrs. Michael Hanson and Mark S. Anderson, and $50,000 from a shareholder who beneficially owned more than 5% of our then-outstanding common stock, Mr. John Lane, in exchange for short-term promissory notes that accrued interest at the per annum rate of 6% and matured within one month of their issuance. During 2011, all $300,000 in principal amount of these promissory notes was converted into shares of Cachet common stock at a rate of $4.00 per share.

In September 2011, we entered into a line of credit with Wells Fargo Bank for $2.5 million. In October 2012, the credit line was reduced to the amount outstanding of $1,105,000 and assumed by one of our directors. The financing was originally contingent upon certain directors providing personal guarantees. After consideration of such requirements, James L. Davis, Michael J. Hanson and John D. Lane (then a greater-than-10% shareholder of Cachet) guaranteed Cachet obligations under the line of credit, and, in consideration for their guarantees, Cachet issued to each of them warrants to purchase 78,125 shares of Cachet common stock at $4.00 per share. We issued an additional 76,582 in warrants to Mr. Lane and 8,291 in warrants to Mr. Davis for incurring additional collateral risk for this transaction.

From January through September 2012, we borrowed an aggregate of $2,395,000 with interest ranging from 9-25% from three Cachet directors and one shareholder who beneficially owned more than 5% of our then-outstanding common stock, in exchange for short-term promissory notes having terms from two to nine months. Of these loans, an aggregate of $1,220,000 was loaned to us by our director James L. Davis; $750,000 was loaned to us by our director Michael Hanson; $300,000 was loaned to us by our director Mark S. Anderson; and $125,000 was loaned to us by Mr. John Lane, a shareholder possessing beneficial ownership of more than 5% of our then-outstanding common stock. In February 2013, loans in the principal amount of $2,335,000 from Mr. Davis (including his 401k profit-sharing plan and his spouse), $721,991 from Mr. Hanson, $300,000 from Mr. Anderson and $1,105,000 from Mr. Lane were converted into shares of Cachet common stock at the rate of $3.64 per share. In November 2013, loans in the principal amount of $743,332 from Mr. Hanson and $125,000 from Mr. Lane were converted into shares of Cachet common stock at the rate of $4.00 per share.

In October 2012, Cachet entered into a Loan and Security Agreement with Michaelson Capital Partners, LLC (formerly known as Imperium Special Finance Fund, LP), for borrowings of up to $2.5 million. The financing was contingent upon our director, Mr. James L. Davis, providing his personal guarantee. In February 2013, Cachet issued warrants to Mr. Davis to purchase 281,250 shares of Cachet common stock at $4.00 per share in consideration for the personal guarantee Mr. Davis provided to Michaelson Capital Partners.

From April through December 2013, we borrowed an aggregate of $2,550,000 from two directors in exchange for promissory notes that accrued interest at the per annum rate of 10% and maturities that ranged from three to seven months. An aggregate of $875,000 was loaned to us by our director Michael Hanson, and an aggregate of $1,675,000 was loaned to us by our director James L. Davis.

In January through March 27, 2014, we borrowed $425,000 from Mr. Hanson, $375,000 from Mr. Davis, and $15,000 from director Terril H. Peterson, in exchange for promissory notes. These notes are due in 2015 and accrue interest at rates of 8% or 10% per annum.

On March 4, 2014 we borrowed $1.5 million from Mr. Hanson under a loan and security agreement. Borrowings are due May 15, 2014. Outstanding balances accrue interest at 24% per annum. In addition, Mr. Hanson will receive common shares equal to 12.5% of the original loan amount, with the number of shares determined by reference to the share price as defined in the loan agreement. Under certain circumstances Mr. Hanson may be entitled to receive additional shares.

RELATED PARTY TRANSACTION POLICY

The Board of Directors has not formal written policy regarding related-party transactions but follows the requirements of state law applicable to such transactions.  In particular, after full disclosure of all material facts, review and discussion, the board approves or disapproves such transactions.  No director is allowed vote in any approval of a related-party transaction for which he or she is the related party, except that such a director may otherwise participate in a related discussion and shall provide to the board all material information concerning the related-party transaction and the director’s interest therein.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees we were billed for audit and non-audit services rendered for fiscal years 2013 and 2012.

	2013	2012
Audit Fees	$118,423	$86,423
Audit-Related Fees	25,000	-
Tax Fees	12,700	9,000
All Other Fees	15,500	33,130
Total	$171,623	$128,553

Lurie Besikof Lapidus & Company, LLP did not perform any other audit-related, tax-related or other services for fees during either of fiscal 2013 or 2012.

Audit Fees.  The fees identified under this caption were for professional services rendered by our successor auditor Lurie Besikof Lapidus & Company, LLP for years ended 2013 and 2012 in connection with the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q.  The amounts also include fees for services that are normally provided by the independent public registered accounting firm in connection with statutory and regulatory filings and engagements for the years identified.

Audit-Related Fees.  The fees under this caption relate to due diligence services related to proposed acquisitions.

Approval Policy.  Our Board of Directors approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm in years ended 2013 and 2012 were pre-approved by the board.

PART IV

ITEM 15 EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

FINANCIAL STATEMENTS

EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization dated January 14, 2014, by and among the registrant, Cachet Acquisition Co., a Minnesota corporation, and Cachet Financial Solutions Inc., a Minnesota corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014)

2.2
Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated February 11, 2014 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

2.3	Asset Purchase Agreement with DeviceFidelity, Inc., dated March 4, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 5, 2014)
3.1	Certificate of Incorporation (incorporated by reference to the registrant’s Form 10 filed on April 6, 2010)
3.2
Amended and Restated Certificate of Incorporation, filed with the State of Delaware on March 18, 2014 (incorporated by reference to Exhibit 3.3 the Company’s Current Report on Form 8-K/A filed on February 14, 2014)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Form 10 filed April 6, 2010)
3.4	Amended and Restated Bylaws, effective as of March 18, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K/A filed on February 14, 2014)
10.1
Loan and Security Agreement with Michaelson Capital Partners, LLC (f/k/a Imperium Special Finance Fund, LP), dated October 26, 2011, as amended on February 19, 2013 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.2
Forbearance Agreement with Michaelson Capital Partners, LLC, dated as of December 6, 2013 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.3
Loan and Security Agreement with Trooien Capital, LLC, dated December 10, 2013 (together with form of promissory note) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.4	Employment Agreement with Jeffrey C. Mack, dated February 28, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 12, 2014)
10.5	Employment Agreement with Brian S. Anderson, dated February 28, 2012 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 12, 2014)
10.6	Employment Agreement with Christopher Ebbert, dated February 28, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.7	Employment Agreement with Lawrence C. Blaney, dated February 28, 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 12, 2014)
10.8
Form of Assignment and Assumption of Employment Agreement by and among Cachet Financial Solutions Inc., the Company and executive officers (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.9
Form of Promissory Note Amendment entered into between the Company and holders of certain promissory notes as of February 11, 2014 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.10	Cachet Financial Solutions Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 12, 2014)
10.11
Amendment No. 1 to Loan and Security Agreement with Michaelson Capital Partners, LLC (f/k/a Imperium Special Finance Fund L.P.), dated February 19, 2013 (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.12	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 12, 2014)
10.13
Warrant to Purchase Common Stock issued to Michaelson Partners, LLC (f/k/a) Imperium Special Finance Fund, L.P.), dated October 26, 2012 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.14
First Amendment to Forbearance Agreement with Michaelson Capital Partners, LLC, dated effective as of March 7, 2014 (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K/A filed on March 31, 2014)

10.15	Transition Agreement with Brian S. Anderson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2014)
10.16	Employment Agreement with Darin P. McAreavey dated effective as of April 3, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March , 2014)
10.17	Form of Subscription Agreement and Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2014)
10.18	Loan and Security Agreement with Michael J. Hanson, dated as of March 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2014)
10.19
Promissory Note dated March 4, 2014 in favor of Michael J. Hanson, in original principal amount of $1,500,000 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 5, 2014)

14	Code of Ethics (incorporated by reference to Exhibit 14 to Company’s Current Report on Form 8-K filed on February 12, 2014).
21	List of Subsidiaries (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cachet Financial Solutions, Inc.

/s/ Jeffrey C. Mack	3/31/14
Jeffrey C. Mack
Chief Executive Officer

/s/ Jeffrey C. Mack	3/31/14
Jeffrey C. Mack
Acting Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey C. Mack	3/31/14	/s/ James L. Davis	3/31/14
Jeffrey C. Mack, Director,		James L. Davis, Director
Chief Executive Officer (principal executive officer) and acting Chief Financial Officer (principal financial officer)

3/31/14
Michael J. Hanson, Director

/s/ Brian S. Anderson	3/31/14		3/31/14
Brian S. Anderson		Mark S. Anderson, Director
(principal accounting officer)
	/s/ Terril H. Peterson	3/31/14
Terril H. Peterson, Director