Form 10-K/A
period 2013-12-31
CACHET FINANCIAL SOLUTIONS, INC.
filed 2014-04-15
CIK 1487906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of June 30, 2013 was approximately $0.  As of March 26, 2014, there were 6,333,248 shares of our common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE:  None.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Cachet Financial Solutions, Inc. (the “Company”) for the fiscal year ended December 31, 2013 (the “Form 10-K”) is being filed to amend the Company’s response to Item 9A Controls and Procedures and to provide the required XBRL exhibits within 15 days of filing the Form 10K.  This amendment does not restate any previously reported financial statements, results of operations or related financial data.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

This annual report does not include a report of management's assessment regarding internal control over financial due to the recent reverse merger.   Management intends to complete its assessment for inclusion in our 2014 annual report.

Our independent registered public accounting firm advised us that during their most recent audit they identified a material weakness in internal control over financial reporting.  This deficiency is related to the Company’s accounting and disclosure of certain complex debt and equity transactions and related agreements.    Management is in the process of determining the plan for remediation of these matters.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)   Exhibits

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ( filed herewith ).

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extenstion Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cachet Financial Solutions, Inc.

/s/ Jeffrey C. Mack	4/15/14
Jeffrey C. Mack
Chief Executive Officer

 SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2014.

/s/ Jeffrey C. Mack	4/15/14
Jeffrey C. Mack
Chief Executive Officer

/s/ Darin P. McAreavey	4/15/14
Darin P. McAreavey
Chief Financial Officer

/s/ James L. Davis	4/15/14
James L. Davis
Director

/s/ Michael J. Hanson	4/15/14
Michael J. Hanson
Director

/s/ Mark S. Anderson	4/15/14
Mark S. Anderson
Director

/s/ Terril H. Peterson	4/15/14
Terril H. Peterson
Director