Form 10-Q
period 2014-03-31
CACHET FINANCIAL SOLUTIONS, INC.
filed 2014-05-07
CIK 1487906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period ended March 31, 2014
or
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

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐        Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes   ☒ No

As of May 7, 2014, there were 6,509,028 shares of our common stock, $0.0001 par value per share, outstanding.

Cachet Financial Solutions, Inc.
Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CACHET FINANCIAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2014	December 31, 2013
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$91,069	$150,555
Accounts receivable, net	309,201	329,557
Deferred commissions	64,254	62,732
Prepaid expenses	463,745	487,659
TOTAL CURRENT ASSETS	928,269	1,030,503

PROPERTY AND EQUIPMENT, net	292,717	353,420
GOODWILL	329,000	-
INTANGIBLE ASSETS, NET	1,656,748	-
DEFERRED COMMISSIONS	102,282	101,468
DEFERRED FINANCING COSTS	27,820	107,936
TOTAL ASSETS	$3,336,836	$1,593,327

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,004,317	$937,201
Accrued expenses	1,152,535	153,112
Accrued interest	2,181,254	1,953,502
Deferred revenue	560,467	510,319
Current portion of long-term debt	8,461,818	3,170,672
TOTAL CURRENT LIABILITIES	13,360,391	6,724,806

LONG TERM DEBT, net of current portion	1,104,483	3,933,253
WARRANT LIABILITY	216,000	309,000
DEFERRED REVENUE	405,785	401,758
ACCRUED INTEREST	47,295	95,270
ACCRUED RENT	53,370	61,482
TOTAL LIABILITIES	15,187,324	11,525,569

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Capital Stock, $.0001 Par Value, 520,000,000 shares authorized

Preferred shares - 20,000,000 shares authorized,
None issued and outstanding	-	-
Common shares - 500,000,000 shares authorized,	633	563
6,333,248 and 5,625,957 issued and outstanding
ADDITIONAL PAID-IN-CAPITAL	27,621,825	26,668,258
ACCUMULATED DEFICIT	(39,472,946)	(36,601,063)
TOTAL SHAREHOLDERS' DEFICIT	(11,850,488)	(9,932,242)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$3,336,836	$1,593,327

See accompanying Notes to the Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended
	March 31, 2014	March 31, 2013
REVENUE	$476,482	$194,207

COST OF REVENUE	618,529	624,653

GROSS LOSS	(142,047)	(430,446)

OPERATING EXPENSES
Sales and Marketing	534,221	711,981
Research and Development	352,072	286,140
General and Administrative	1,018,190	1,101,990

TOTAL OPERATING EXPENSES	1,904,483	2,100,111

OPERATING LOSS	(2,046,530)	(2,530,557)

INTEREST EXPENSE	764,946	1,187,120

INDUCEMENT TO CONVERT DEBT AND WARRANTS	7,906	674,414

SHARE PRICE / CONVERSION ADJUSTMENT	-	1,710,475

OTHER EXPENSE	52,501	46,238

NET LOSS	$(2,871,883)	$(6,148,804)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	6,117,842	2,542,471

Net loss per common share - basic and fully diluted	$(0.47)	$(2.42)

See accompanying Notes to the Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

OPERATING ACTIVITIES
Net loss	$(2,871,883)	$(6,148,804)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount/amortization of financing costs	35,851	678,267
Accrued debt related costs	560,634	-
Change in fair value of warrant liability	(93,000)	39,000
Depreciation and amortization of intangibles	106,544	108,285
Stock compensation	46,510	437,970
Amortization of deferred commissions	24,091	19,731
Debt/warrant inducement and share price adjustment	7,906	2,384,889
	(2,183,347)	(2,480,662)

Changes in operating assets and liabilities:
Accounts receivable	20,356	(208,567)
Deferred commissions	(26,427)	(48,499)
Prepaid expenses	23,914	43,602
Accounts payable	67,116	15,191
Accrued expenses	85,311	21,696
Accrued interest	259,717	333,657
Deferred revenue	54,175	239,074
Deferred financing costs	57,652	239,074
Net cash used in operating activities	(1,641,533)	(1,845,434)

INVESTING ACTIVITIES
Purchase of fixed assets	(590)	(3,552)
Cash paid for acquisition	(1,125,000)	-
Net cash used in investing activities	(1,125,590)	(3,552)

FINANCING ACTIVITIES
Proceeds from issuance of notes and warrants	2,865,000	1,495,000
Repayment of notes	(350,000)	-
Issuance of shares, net of costs	-	733,800
Payment of debt issuance costs	-	(74,500)
Repayment of bank borrowing	(137,383)	(22,682)
Proceeds from bank borrowing	330,020	-
Net cash provided by financing activities	2,707,637	2,131,618

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,486)	282,632
CASH AND CASH EQUIVALENTS
Beginning of period	150,555	82,969
End of period	$91,069	$365,601

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,005	$136,195

NONCASH FINANCING TRANSACTIONS
Conversion of debt and interest to equity	986,793	6,757,876
Debt issuance costs in exchange for notes and warrants	-	267,402
Conversion of accrued interest to note payable	-	43,332

See accompanying Notes to the Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(unaudited)

	Common Stock		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Paid-In-Capital	Deficit	Deficit

Balance December 31, 2013	5,625,957	$563	$26,668,258	$(36,601,063)	$(9,932,242)
Conversion of debt and interest into shares	246,867	24	986,769	-	986,793
Warrant exchange	3,938	-	7,906	-	7,906
Issuance of warrants	-	-	572	-	572
DE Acquisition 2, Inc. Reverse Merger	456,486	46	(88,190)	-	(88,144)
Stock compensation expense	-	-	46,510	-	46,510
Net loss	-	-	-	(2,871,883)	(2,871,883)
Balance March 31, 2014	6,333,248	$633	$27,621,825	$(39,472,946)	$(11,850,488)

See accompanying Notes to the Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Nature of Operations and Summary of Significant Accounting Policies

Nature of Business and Operations Overview

Cachet Financial Solutions, Inc. “The Company” is a provider of remote deposit capture (“RDC”) and mobile wallet solutions for customers of banks, credit unions, prepaid card programs, check cashing services and payday lenders.  The Company’s cloud based Software as a Service (“SaaS”) RDC solutions allow customers to scan checks remotely through their smart phones or other devices and transmit the scanned, industry compliant images to a bank for posting and clearing.  The Company’s mobile wallet is a virtual account for customers that do not have a bank account and is focused on the pre-paid card market.  Through the Company’s cloud based SaaS mobile wallet offering we provide consumers the ability to deposit and withdraw funds, transfer funds, and pay bills with their mobile phone or tablet.  As of March 31, 2014, we had entered into 257 contracts with customers for our products and services.  Approximately 153 of those agreements were “active,” meaning that they have implemented the RDC software enabling the processing of customer transactions.  The Company offers its services to financial institutions in the United States, Canada and Latin America.  Our business operations are conducted through our wholly owned subsidiary, Cachet Financial Solutions Inc., a Minnesota corporation.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Cachet Financial Solutions, Inc. (the “Company” or “Cachet”) and its wholly owned subsidiary Cachet Financial Solutions, Inc. as of March 31, 2014 and December 31, 2013 and for the three month periods ended March 31, 2014 and 2013.  The wholly owned subsidiary is the only entity with operational activity and therefore no intercompany transactions exist with the parent entity which would need to be eliminated.  The Company has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The Company believes that all necessary adjustments, which consist only of normal recurring items, have been included in the accompanying condensed consolidated financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2014.

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. From its inception to March 31, 2014, the Company has cumulative operating losses of approximately $39.5 million, and as of March 31, 2014, its current liabilities exceed its current assets by approximately $12.4 million. In 2014, the Company expects to continue to grow its client base and increase its revenues through higher RDC transaction volumes. However, the Company is expected to continue to incur significant operating losses through 2014. In addition, as described in Note 10 the Company has completed a business acquisition in 2014 that will require cash ranging from $1.125 to $2.125 million, of which $1.125 million has been paid to date.  As more fully described in Note 8, the Company has engaged an investment firm to assist in raising additional capital through the issuance of a combination of debt and equity. The Company is also currently in default on its borrowings under the terms of Senior Secured Note Payable as well as other debt agreements. The senior lender has agreed not to exercise its rights under the default until May 12, 2014. On May 1, 2014, the Company obtained a firm commitment from an existing lender to allow for additional advances against an existing convertible note payable for purposes of satisfying the balance owed under the Senior Secured Note Payable.   In addition, the Company entered into a line-of-credit agreement with one of its directors in the amount of $1.5 million in May 2014.  The Company believes these funds, along with the additional borrowings it has received subsequent to March 31, 2014, will provide enough working capital to fund its operations through June 15, 2014.   The Company’s ability to continue as a going concern through 2014 is dependent on raising additional capital to 1) support operations and refinance maturing debt and 2) obtain satisfactory resolution of the default on or refinance its senior borrowings.  There is no assurance the Company will be successful in raising the needed capital and resolving the default. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements is as follows:

Revenue Recognition

The Company generates revenue from the following sources: (1) subscription and support fees (2) transaction volume fees, (3) active monthly user fees for mobile wallet offering (4) fees related to the implementation of RDC and mobile wallet software for clients, and (5) professional services such as client specific software customization and other products and services.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance of services has occurred, the price is fixed and determinable and collection is reasonably assured.   The following is the Company’s revenue recognition policy for each source of revenue:

•	Subscription and support fees are recognized over the contract period.

•	Transactional volume fees are recognized as transactions are processed and monthly services performed.

•	Active user fees are recognized on a monthly basis as earned.

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

Accounts Receivable

Accounts receivable represent amounts due from customers.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was approximately $95,000 and $89,000 as of March 31, 2014 and December 31, 2013, respectively. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk.

Property and Equipment

Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

Computer and Data Center Equipment	3 years
Purchased and Acquired software	3 years
Leasehold Improvements	3 - 5 years, or lease term if less
Furniture and fixtures	7 years

Major additions and improvements are capitalized, while replacements, maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed as incurred. When assets are retired or otherwise disposed of, related costs and accumulated depreciation and amortization are removed and any gain or loss is reported.

Goodwill

Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets that were acquired from the Device Fidelity Inc. acquisition completed in March 2014.  Goodwill is not amortized but is reviewed at least annually for impairment, or between annual dates if circumstances change that would more likely than not cause impairment. Management performs its annual impairment test at the close of each fiscal year, and considers several factors in evaluating goodwill for impairment, including the Company’s current financial position and results, general economic and industry conditions and legal and regulatory conditions. No impairment of goodwill was identified during the three months ended March 31, 2014. See Note 11 for further discussion.

Impairment of Long-lived Assets, Including License Agreements

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recognized for the three months ended March 31, 2014 or March 31, 2013.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the lives of the related debt agreements. The costs are amortized to interest expense using the effective interest method.  In the event debt is converted or paid prior to maturity, any unamortized issuance costs are charged to expense.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

On March 18, 2014, the Company completed a reverse stock split of the Company’s issued and outstanding common stock on a 1-for-10.9532 basis. The Company’s authorized capital shares previous to this transaction consisted of 22,500,000 shares of $.01 par value common stock and 2,500,000 shares of preferred stock.  As a result of the DE Acquisition 2 transaction, the Company’s new authorized capital consists of 500,000,000 shares of $.0001 par value common stock and 20,000,000 shares of preferred stock.

All amounts in the accompanying financial statements and notes related to shares, share prices and loss per share reflect retrospective presentation of the reverse split.

The following table reflects the amounts used in determining loss per share for the three months ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013

Net Loss	$(2,871,883)	$(6,148,804)
Weighted average common shares outstanding	6,117,842	2,542,471
Net Loss Per Common Share – basic and diluted	$(0.47)	$(2.42)

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

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

2.  Note Receivable

The Company has a note receivable, bearing interest at 5%, for fees being refunded for an unsuccessful capital raising transaction. The note has a face value of $501,000 and was due in October 2013. The collectability of this note is uncertain and the Company has established a reserve for 100% of the balance owed as of March 31, 2014 and December 31, 2013.

3.  Prepaid Expenses

Prepaid expenses primarily consist of prepayment of licenses and maintenance fees, or deposits with, the providers of RDC software capabilities to the Company.

4.  Property and Equipment

Property and equipment consists of the following:

	As of
	March 31, 2014	December 31, 2013

Computer equipment	$209,184	$208,593
Data center equipment	405,057	405,057
Purchased software	570,860	570,860
Furniture and fixtures	63,890	59,890
Leasehold improvements	53,465	53,465
Total property and equipment	1,302,456	1,297,865
Less: accumulated depreciation	(1,009,739)	(944,445)
Net property and equipment	$292,717	$353,420

Depreciation expense for the three months ended March 31, 2014 and 2013 was $65,292 and $103,077, respectively.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

5.  Accrued Expenses

Accrued expenses consist of the following:

	As of
	March 31, 2014	December 31, 2013

Accrued compensation	$164,551	$122,516
Acquisition contingent consideration	906,000	-
Accrued rent	31,984	30,596
Other accrued expenses	50,000	-
Total accrued expenses	$1,152,535	$153,112

6.  Financing Arrangements

The Company has raised debt through several forms of borrowing including bank loans, loans from Directors and other affiliated parties and unaffiliated third party investors.  Certain of the debt was issued with detachable warrants that permit the investor to acquire shares of the Company’s common stock at prices as specified in the individual agreements. See Note 12 for additional information regarding conversions of debt and accrued interest into common stock in 2013 and for the three months ended March 31, 2014.

Following is a summary of debt outstanding:

	As of
	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Senior Secured Note Payable, due August 2013	$1,312,500	$1,562,500
Secured Convertible Notes, due June through August 2014	600,000	770,000
Notes Payable to Directors and Affiliates	4,665,000	2,350,000
Convertible Notes, due March 2015, interest at 10%	575,000	575,000
Convertible Term Loans, due December 2016, interest at 10%	600,000	500,000
Convertible, Subordinated Notes, due March 2012 interest at 6%	100,000	112,561
Convertible Subordinated Note, due April 2015 interest at 9%	200,000	200,000
Convertible Subordinated Notes, due February 2015 interest at 0%	300,000	-
Series Subordinated Notes, as of March 31, 2014 were due from December 2014 through March 2015. Stated interest ranges of 12%, effective interest ranged from 28% to 261%.	613,808	863,808
Notes Payable, due February 2015, interest at 10%	250,000	100,000
Notes Payable, interest between 8.25% and 12%	74,486	-
Installment Note Payable – Bank	330,020	137,383
Total	9,620,814	7,171,252
Unamortized discount	(54,513)	(67,327)
Total debt, net	9,566,301	7,103,925
Less: current maturities	8,461,818	3,170,672
Long-term portion	$1,104,483	$3,933,253

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Future maturities of long-term debt at March 31, 2014 are as follows:

Nine months ended December 31, 2014	$4,412,050
2015	4,479,765
2016	674,486
$9,566,301

Senior Secured Note Payable

In October 2012, the Company entered into a Loan and Security agreement (the “Secured Loan Agreement”) that provides for borrowings of up to $1,500,000. Borrowing under the Secured Loan Agreement is secured by all property of the Company including tangible and intangible property. In addition, the Secured Loan Agreement contained certain negative pledges and restrictions on certain types of transactions and use of loan proceeds. The note is guaranteed by a Company director and the spouse of the director.  The loans carry stated interest rates from 10-16%.  In the event of default interest rates increase to 14% -20%. The Secured Loan Agreement’s stated expiration date was April 23, 2013. Beginning in August 2013 the Company was in default and borrowings are charged interest at the default rates. In addition, the agreement contains certain covenants, some of which the Company was not in compliance with. The note was amended in February 2013 and an additional $1,000,000 was borrowed.  Further, as part of this amendment the lender will receive a payoff premium of $750,000 which the Company accrued as interest expense in 2013.  In December, 2013 $1.0 million of principal was repaid.  During the three months ended March 31, 2014, the Company repaid an additional $250,000.

In March 2014 the forbearance agreement with the Senior Secured lender was extended to May 12, 2014. In consideration for the extension the Company agreed to issue $1 million of the Company’s common stock, the number of shares to be determined by reference to lowest per share price in the Company’s planned offering of common stock. During the three months ended March 31, 2014, the Company recorded interest expense of $373,134 related to this extension.  On May 1, 2014, the Company entered into an agreement with an investor to draw on the $4 million convertible term loan, due December 2016 for an amount sufficient to satisfy their outstanding obligation to the Senior Secured Lender, but not to exceed the loan limit of $4 million, for a maximum borrowing of $3.4 million as of March 31, 2014.

The lender also received a warrant to purchase 76,228 shares of Company common stock at $9.00 per share. The warrant expires in October 2017.  Including the value of the warrant at the date of issuance, the effective interest rate on the full $2,500,000 available under the Secured Loan Agreement is 38%. The exercise price of the warrant is subject to downward adjustment in the event of the subsequent sale of common stock or convertible debt at a lower price, as defined, prior to exercise of the warrant. As a result of this provision, the Company determined that the warrant should be accounted for as a liability carried at fair value.  In February 2013, the exercise price was adjusted to $2.88 and the number of shares of Company common stock to be acquired was increased to 238,212 based on a qualifying transaction. The Company determined the value of the warrant to be $216,000 and $309,000 at March 31, 2014 and December 31, 2013, respectively.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Upon completion of certain equity financing transactions as defined in the notes, the outstanding principal and unpaid interest is automatically converted into common stock. The conversion rate per share is equal to 75% of the per share price of the securities offered in the defined financing transaction.  During the three months ended March 31, 2014, the Company repaid $100,000 and converted into equity $70,000 of principal and $1,764 of accrued interest at a conversion rate of $4.00 per share. (See Note 12)

Notes Payable to Directors and Affiliates

In November 2010, the Company borrowed $300,000 from a director. The loan was unsecured, had a stated interest rate of 6% and was due in equal monthly installments of $9,127 until fully amortized in November 2013. In conjunction with the loan agreement, the director received 17,484 shares of common stock with an aggregate value of $69,937. The remaining balance on this loan was converted to common stock in 2013. (See Note 12)

In 2012, the Company borrowed $1,000,000 in unsecured notes from certain current or former directors or their affiliates. These notes had a stated effective annual interest rate of 24% for the first 60 days and 40% thereafter until paid. These loans were converted to common stock in 2013.  (See Note 12)

In October 2012, a director of the Company issued a loan to the Company for $1,105,000, replacing a note payable to a bank in an equal amount. The loan to director was due in November 2013 and had an interest rate equal to the prime rate plus 1.25%, but not less than 4.5%. The loan was guaranteed by the President/CEO of the Company.  Concurrent with that loan, the director received a warrant to purchase 50,000 shares of Company common stock at $4.00 per share.  In November 2013, the warrant was exchanged into common stock. This note was secured by the pledge of 86,875 shares of Company stock and 136,250 options owned by the President/CEO of the Company. The loan was subordinate to the senior secured note payable until such time as that note is repaid; afterwards the loan would have become senior to all other debt. This note was converted into common stock in the February 2013 debt conversion.  (See Note 12)

In 2013 the Company borrowed an additional $3,093,332 (including the refinancing of a $250,000 note and related interest of $43,332) from two directors.  Certain of these and other previously outstanding loans to these directors were converted to common shares in 2013 as described in Note 12.

In March 2014 the Company borrowed a $1,500,000 from a director to fund the device fidelity acquisition. (See Note 10)  The note has an interest rate equal to 24%, which is payable monthly commencing April 2014.   Since the Company failed to pay the accrued interest on the note due April 2014, the interest rate increased to 48% in April 2014 and continues to accrue at this rate until the note and any accrued interest is repaid in full.  The principal and any unpaid accrued interest becomes due May 15, 2014.  In addition, the Company agreed to issue common stock as consideration for the note equal to 12.5% of the principal amount or $187,500 and has recorded in interest expense during the three months ended March 31, 2014, which equals 78,125 shares using the required share price of $2.40.  In addition, because the Company failed to pay the accrued interest due April 2014, the Company owes additional common stock equal to 3.125% of the outstanding principal amount or $46,875, which equals 19,531 shares on each successive 5th business day for as long as any portion of the principal amount of the loan is outstanding.

In addition to the $1,500,000 March 2014 note above, the Company also entered into a total of $815,000 of new notes with the Company’s three directors during the three months ended March 31, 2014.  Of this amount, $550,000 of the notes bears interest at a rate of 10% and become due February 2015.  The remaining $265,000 notes are convertible and are due June 2015 and accrue interest at an annual rate of 8%.  The note conversion features are described in more detail below.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of March 31, 2014, $4,665,000 of borrowings from directors and affiliates remains outstanding. In addition to the $1,500,000 issued in March 2014 at an initial rate of 24% and a default rate of 48% referenced above, $2,900,000 of these loans bears interest at 10% and $265,000 at 8%.   Of the $2,900,000 in borrowings, $1,475,000 of the notes originally scheduled to mature in 2014 were extended to February 18, 2015.

As of March 31, 2014 there are $1,425,000 in notes payable to directors and affiliates outstanding that are due March 15, 2015 and are automatically converted into common shares upon completion of a qualifying financing transaction as defined in the note agreements. The conversion price is equal to 90% of the per security price in the qualifying financing transaction. In addition, at the time of conversion and based upon the dollar amount of principal and interest converted, holders of these notes will receive one warrant for each dollar converted. These warrants will have terms substantially the same as warrants that may be issued in the financing transaction.

In addition, during the three months ended March 31, 2014 the Company entered into three notes with directors totaling $265,000 that are due June 30, 2015 and accrue interest at a rate of 8%.  The terms of these notes include a provision whereby all principal and accrued interest automatically convert into the Company’s common stock upon the successful consummation of an initial public offering (IPO).  If an IPO is completed on or before July 31, 2014, the conversion will be 85% of the per share purchase price at which the Company’s common stock is sold in the IPO reduced to 80% if the Company fails to raise at least $11 million in the IPO.  If the IPO is after July 31, 2014, the conversion price will be at 80% of the IPO offering price, reduced to 75% of the IPO offering price if the Company fails to raise at least $11 million in gross proceeds on the IPO.

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

Convertible Term Loan, due December 2016

In December 2013, the Company entered into an agreement to issue convertible notes to an investor in principal amount of up to $4 million. The proceeds of borrowings under the note are expressly to be used to repay amounts owed under the Senior Secured Note Payable. Borrowings under the agreement will bear interest at 10% and the note matures in December 2016. In the event of default, the interest rate increases by either 2% or 4%, depending on the nature of the default. Through March 2014, $600,000 had been borrowed under this agreement. Under the note agreement, the investor has the right, but not the obligation, to advance additional amounts up to the $4 million. The terms of the agreement provide that the investor may have several options to convert the notes at varying rates and times following the completion of a qualifying financing transaction. Depending on the timing of conversion, the holder may also receive warrants to purchase common stock. In addition to conversion of the notes, the holder has the right to request shares of common stock, rather than cash, as payment for interest.

On May 1, 2014, the Company entered into an agreement which allows within 10 calendar days of a written request on or prior to May 12, 2014 the holder of the convertible notes agrees to make additional advances to the Company in an amount sufficient to satisfy the senior debt amount outstanding, but not to exceed the loan limit of $4.0 million. (See Note 16)

Convertible Subordinated Notes, due March 2012

In March 2011, the Company issued $1,432,561 in face amount of convertible debt, the “March 2011 Notes”. These notes had a stated interest rate of 6%. The terms of the notes allowed the holders to convert the debt into common stock at any time prior to maturity at conversion rate equal to the lesser of $9.00 per share or 25% below the offering price in the sale of securities in a qualified sale of securities, as defined. Payment of principal and interest on these notes was unsecured and subordinated to senior indebtedness, as defined.  Concurrent with the issuance of these notes, the Company issued warrants to purchase 107,442 shares of Company common stock at $4.00 per share. In July and August 2011, the Company prepaid the majority of these notes and accrued interest. After the prepayment, holders of these notes purchased 124,449 shares of Company stock at $9.00 per share for an aggregate purchase price of $1,120,000. In February 2013 and January 2014 an additional $200,000 and $14,422 was converted into common stock, respectively.  (See Note 12)  As of March 31, 2014, $100,000 of these notes remained outstanding.

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

Convertible Subordinated Notes, due February 2015

In February 2014 the Company borrowed $300,000 under convertible notes. The notes are non interest bearing and are due the earlier of February 27, 2015 or the completion of an equity offering by the Company of at least $5,000,000.  The notes are convertible at the option of the holder at a date in which the Company completes such an equity offering of its common stock.  The conversion price is equal to the offering price of the Company’s common stock.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

During, 2013 the Company borrowed an additional $430,000, and issued warrants to purchase 35,688 shares, under the same general provisions as the Series Notes. In 2013 all but $863,808 face amount of the Series Notes had been converted into common stock and all but approximately 75,000 of the related warrants were exchanged for common stock.  In January 2014 an additional $250,000 in debt and $650,647 in accrued interest were converted into 225,162 share of common stock at a conversion rate of $4.00 per share.  (See Note 12)

Notes Payable, due February 2015

In December 2013 and January 2014, the Company issued promissory notes for $100,000 and $150,000, respectively.  The notes accrue interest at a rate of 10% and were originally due the earlier of the Company raising sufficient new funds as determined by the holder or March 31, 2014.  In February 2014, the Company entered into an amendment which extended the maturity date of the agreement to February 18, 2015.  All other terms of the agreement remained unchanged.

During the first quarter of 2014, the Company issued detachable warrants to purchase common stock equal to 25% of the principal amounts under the short term notes payable.  The life of the warrants range between three and five years with an exercise price of $3.60.  The total number of warrants issued totaled 821,250 related to a total of $3,285,000 short term notes issued in consideration for the loans to the Company.  Of this total, $2,875,000 or 718,750 warrants relates to two directors of the Company.  In addition, of the total warrants issued, 302,500 relates to short term notes, which were converted into equity during 2013.  The Company determined the fair value of the warrants to be $573 using the Black-Scholes model.  See Note 12 for the inputs used in valuing the warrants using the Black-Scholes model.

Notes Payable, due January 2016

In January 2014, the Company assumed notes payable totaling $74,486 related to the acquisition of DE2.  The original terms of the notes required repayment on the earlier of January 31, 2016 or the date the Company completes a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after the Company would cease to be a shell company.  The reverse merger was completed in February 2014, and the terms of the note were amended to state that the principal and related accrued interest is due the earlier of January 31, 2016 or the date the Company completes one or more private placements of debt or equity securities resulting in aggregate proceeds of $10,000,000.

Installment Note Payable – Bank

In March 2014, the Company entered into an installment note with a bank for a total of $330,020. The note bears interest at the prime rate plus 1%, but not less than 5%.  The note is due on demand, if no demand is made then the note is due in monthly payments of $9,903 from April 2014 through April 2017.  Borrowings are secured by substantially all of the Company’s property and are guaranteed by three of the Company’s directors.

Other Information Regarding Debt

The prime interest rate was 3.25% at March 31, 2014 and December 31, 2013.

At March 31, 2014 and December 31, 2013, $1,412,500 and $1,675,061 in principal amount of debt was past due, respectively.

As a result of either the short term duration or recency of the financing, the Company believes that the fair value of its outstanding debt approximates market value.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

7.  Employee Benefit Plan

The Company has defined contribution 401(k) saving plan covering all employees satisfying certain eligibility requirements.  The plan provides for Company contributions; the Company did not make any contributions for the three months ended March 31, 2014 or 2013.

8.  Commitments and Contingencies

Operating Leases

The Company leases approximately 22,000 square feet of office space in Chanhassen, Minnesota.  The lease commenced on May 1, 2012 and extends through August 31, 2016.  In addition to the office space, the Company leases certain office furniture and equipment and IT equipment under operating leases through November 2016. The Company entered into a lease agreement in April 2014 to lease a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of the acquisition of Select Mobile Money.  The lease commenced on May 1, 2014 and extends through June 30, 2017.   Rent expense under all leases for the three months ended March 31, 2014 and 2013 was $75,261 and $101,743, respectively.

The Company’s office space lease calls for rent increases over the term of the lease. The Company records rent expense on a straight line basis using average rent for the term of the lease. The excess of the expense over cash rent paid is shown as accrued rent.

Total future minimum contractual lease payments for all operating leases are as follows:

Minimum Lease Commitments:

Nine months ended December 31, 2014	$273,733
2015	333,642
2016	225,148
2017	20,838
$853,361

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

Financial Service Agreements

The Company has an agreement with a financial advisory services company.  The agreement contains various provisions including assisting the Company in identifying potential investors.  The agreements may require the Company to pay the advisor a monthly fee of cash, warrants or combination thereof, based upon certain defined events including the closing of financing transactions.  The agreement also contains a termination provision which requires the Company to pay the advisor for transactions closing subsequent to the agreement termination.

The Company amended the agreement on March 25, 2014, to include an additional financial advisory services company.  Per the terms of the agreement, both investment firms are to provide investment advisory services in connection with raising additional capital for a six month period. The agreement provides for a fixed retainer for advisory services aggregating $100,000 in cash and equity securities. In addition, the agreement provides for a fee based upon the amount of capital raised (the “Agent fee”). The Agent fee is to be paid in cash based upon a percentage and type of the capital raised. The Company has also agreed to sell to the parties to the agreement, at a nominal price, warrants to purchase shares of the Company’s common stock. The number of shares and the exercise price of the warrant are based upon the size and terms of the securities issued.

9.  Income Taxes

Effective January 1, 2014 the Company’s S Corporation election terminated and the Company became subject to Federal and state income taxes. The Company has not included any pro forma income tax information as if the Company were a tax paying entity for the three months ended March 31, 2014 and 2013, as any pro forma tax benefit would be offset by a valuation allowance for the related deferred tax asset as it would be more likely than not that the future tax benefits will not be realized.

Prior to 2014 the shareholders of the Company elected to be taxed as an S corporation under the provisions of the Internal Revenue Code and related Minnesota statutes. Under these provisions, the Company did not pay corporate income taxes on its taxable income. Instead, the shareholders were liable for income taxes on their respective share of the Company’s taxable income.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of March 31, 2014, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Management believes the Company is subject to income tax examinations since its inception in 2010.

10.  Acquisition

Acquisition of Select Mobile Money

On March 4, 2014, the Company purchased from DeviceFidelty, Inc. (“DFI”), a Texas corporation, certain tangible and intangible assets of a business engaged in the development and provision of technology platforms supporting mobile wallet applications.  The acquisition includes strategic relationships with Visa, Mastercard, MoneyGram and Navy Federal Credit Union, the providers of those services to their consumers.  The Company believes this capability complements and supports its RDC and mobile deposit business by adding new features and services for consumers, creating an expanded consumer base and target market, and also expands the scope of its potential partners in the FSO market.  The software asset the Company purchased included an assignment of a contract with Visa, to provide their customers the Visa endorsed mobile platform.  It also includes the first mobile Moneygram implementation and Moneygram’s endorsement of the mobile solution to their customers.

The aggregate purchase price of up to $2,125,000 includes $1,125,000 paid at closing and contingent consideration aggregating up to $1,000,000 based on satisfaction of certain performance related contingencies.  The performance related contingencies are as follows: (1) $375,000 in the event the Company enters into a new master services agreement or other agreement with a party of Visa U.S.A. Inc. or any affiliate of Visa, (2) $250,000 on or before April 15, 2014 upon the Company’s receipt of written confirmation from MoneyGram Payment Systems, Inc. on or before April 14, 2013 that its service is operational pursuant to a previously executed contract between DFI and MoneyGram, and (3) $375,000 upon the Company’s execution of a contract with U.S. Bank on or before August 1, 2014.  The Company received written confirmation from MoneyGram Payment Systems that its service was operational as of April 7, 2014 and the $250,000 became due to DFI.

Purchase Price:
Cash paid	$1,125,000
Contingent consideration (net of $94,000 discount)	906,000
Total purchase price	2,031,000
Fair Value of Assets Acquired and Liabilities Assumed
Tangible assets acquired:
Property and equipment, net	$4,000
Total tangible assets acquired	4,000
Identified intangible assets acquired:
Customer contracts	781,000
Proprietary software	917,000
Total assets acquired in excess of liabilities assumed	1,702,000
Goodwill	329,000
Total purchase price	$2,031,000

The fair value of assets acquired and liabilities assumed has been determined based upon our estimates of the fair values of assets acquired and liabilities assumed in the acquisition as determined by an independent third-party valuation firm.  The Company recorded goodwill because the purchase price exceeded the fair value of net assets acquired, due to elect Mobile Money Premier’s assembled workforce and other intangible assets which do not qualify for separate recognition as well as anticipated synergies to be realized from combining the DGS operations with the Company’s.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following tables set forth the unaudited pro forma results of the Company for the three months ended March 31, 2014 and 2013, as if the acquisition had taken place on the first day of the period presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Revenues	$498,516	$194,440
Net Loss	(3,792,774)	(7,539,942)
Basic and diluted net loss per common share	$(0.61)	$(2.82)
Weighted average shares - basic and diluted	6,248,042	2,672,671

11.  Goodwill and Finite Life Intangibles Assets

The Company assesses the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.  The Company performs an impairment test for finite-lived assets, such as intangible assets, and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

The Company has only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by the Company’s chief operations decision maker.  Accordingly, the Company completes its goodwill impairment testing on this single reporting unit.

In conducting the annual impairment test of the Company goodwill, qualitative factors are first examined to determine whether the existence of events, or circumstances, indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a two-step impairment test is applied.  In the first step, the Company calculates the fair value of the reporting unit and compares that amount with the reporting unit’s carrying amount, including goodwill.  If the carrying amount exceeds the fair value, the Company performs the second step of measuring the amount of the goodwill impairment loss, if any, by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill.  This requires performing a hypothetical application of the acquisition method to determine the implied fair value of goodwill after measuring the reporting unit’s identifiable assets and liabilities.

Goodwill was $329,000 as of March 31, 2014.  The Company will conduct its initial annual goodwill impairment test as of December 31, 2014.  Until this date, the Company will continue to monitor conditions and changes that could indicate an impairment of goodwill.

As of March 31, 2014, the Company determined that no triggering events had occurred since the acquisition date of DGS Business on March 4, 2014 and the Company’s finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

``		March 31, 2014
	Amortizable	(unaudited)
	Period	Gross	Accumulated	Net
	(years)	Assets	Amortization	Assets
Customer Contracts	3-5	$781,000	$(18,641)	$762,359
Proprietary Software	3	917,000	(22,611)	894,389
Total identified intangible assets		$1,698,000	$(41,252)	$1,656,748

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended	Statement of Operations Classification
	March 31, 2014
	(unaudited)
Customer Contracts	$18,641	Cost of Revenue
Proprietary Software	22,611	Cost of Revenue
Total identified intangible assets	$41,252

Based on the identified intangible assets recorded at March 31, 2014, future amortization expense is as follows:

Nine months ended December 31, 2014	$396,000
2015	528,000
2016	528,000
2017	135,500
2018	57,000
Thereafter	12,248
$1,656,748

12.  Shareholders’ Equity

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

The fair value of estimated consideration paid to DE2 in exchange for the 3% interest was estimated to be $507,000 plus the long term debt assumed of $85,105. As DE2 had no tangible or identifiable intangible assets at the time of the Merger, and recognition of goodwill is not permitted in this type of merger transaction, no assets were recorded as a result of the Merger.

On March 18, 2014, the Company completed a reverse stock split of the Company’s issued and outstanding common stock on a 1-for-10.9532 basis. As a result, the Company’s authorized capital consists of 500,000,000 shares of $.0001 par value common stock and 20,000,000 shares of preferred stock.

Common Stock

The estimated fair value assigned to shares issued for other than cash was based upon recent cash sales transactions.

During the three months ended March 31, 2013 the Company issued 196,500 shares of common stock at $4.00 per share for gross proceeds of $786,000.  During the three months ended March 31, 2014, the Company issued 456,486 shares of common stock to the shareholder of DE2 as consideration for completing the reverse merger described above.

In February 2013, the Company offered to convert debt, plus accumulated interest, into shares of the Company’s common stock. To encourage conversion the Company agreed to provide the debt holders a 10% share premium. As a result, $6,744,139 of debt and accumulated interest was converted into 1,854,638 shares of common stock and the value of the premium shares of $674,414 was recorded as an expense during the three months ended March 31, 2013.  Included in this conversion is $1.1 million of conversions by a former director.  In January 2014, an additional $986,794 of debt and accumulated interest was converted into 246,867 shares of common stock.  The Company did not provide a share premium to those debt holders that converted in January 2014.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Concurrent with the conversion of the those notes, the Board of Directors determined that it was in the best interest of the Company to adjust the conversion rates for former noteholders that had previously converted or purchased shares at $9.00 per share.  An adjustment was made to reduce their conversion rate or purchase price, as applicable, to $4.00 per share. As a result, the Company issued an additional 427,619 shares with a fair value of $1,710,475 which was recorded in other expense during the three months ended March, 31, 2013 in the statement of operations.

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

During the three months ended March 31, 2014, the Company exchanged 19,692 warrants with an exercise price of $4.00 for 3,938 shares of commons stock.  The Company recorded $7,906 in other expense which represents the excess of the fair value of the stock issued and the fair value of the warrants as determined using the Black-Scholes-Merton option pricing model.

Warrants

In addition to warrants issued in connection with debt described above, the following are transactions involving issuance of warrants during the three months ended March 31, 2014 and 2013:

In January 2014, the Company issued detachable warrants to purchase common stock equal to 25% of the principal amounts under the short term notes payable.  The life of the warrants range between three and five years with an exercise price of $3.60.  The total number of warrants issued totaled 821,250 related to a total of $3,285,000 short term notes issued by the Company from March 2013 to February 2014.  Of this total, $2,875,000 or 718,750 warrants relates to two directors of the Company.  In addition, of the total warrants issued, 302,500 relates to short term notes, which were converted into equity during 2013.  The Company determined the fair value of the warrants to be $573 using the Black-Scholes model.

In February 2013, the Company issued warrants with a fair value of approximately $205,000 to purchase 281,250 shares of the Company’s common stock at $4.00 per share and expiring November 2017 to a director for the director guaranteeing the Senior Secured Note Payable.

In addition to the warrants issued in February 2013 above, and  those issued in connection with debt as described in Note 6, the Company issued warrants to purchase 80,813 shares of common stock with an exercise price of $4.00 in conjunction with other debt, guarantees, issuances of equity and financing costs during the three months ended March 31, 2013. These warrants had a fair value of approximately $116,000.  These warrants were all exchanged for shares in November 2013 described above.

The fair value of the warrants was determined using the Black-Scholes-Merton option pricing model and the following assumptions for the three months ended March 31, 2014 and 2013:

Both Periods
(unaudited)
Expected term	1.5 – 2.5 Years
Expected dividend	0
Volatility	26% – 38%
Risk-free interest rate	0.25% –0.59%

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

13.  Equity Incentive Plan

On February 9, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (2010 EIP).  The plan was approved by our shareholders.  Participants in the plan include our employees, officers, directors, consultants, or independent contractors who our compensation committee determines shall receive awards under the plan.  As of March 31, 2013, the number of shares of common stock reserved for issuance under the plan is 625,000 shares.  On February 12, 2014, the Board of Directors approved the assumption of the 2010 EIP as part of the reverse merger; however it was agreed that no new grants would be made from this plan.  On this date the Board of Directors approved the adopted the 2014 Equity Incentive Plan (2014 EIP) with an aggregate of 1,524,327 shares of common stock, $0.0001 par value per share.  The plan will be administered by the Company’s Board of Directors or an authorized committee.  The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant incentives for up to 100,000 common shares to new employees of the Company who are not officers of the Company during each fiscal year.  Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares.  Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors.  No person is eligible to receive grants of stock options and SARs under the plan that exceed, in the aggregate, 100,000 shares of common stock in any one year.  The term of each stock option shall be determined by the board or committee, but shall not exceed ten years.  Vested stock options may be exercised in whole or part by the holder giving notice to the Company.  Options under the plan may provide for the holder of the option to provide payment for the exercise price of surrender shares equal to the exercise price.  The plan expires on February 12, 2020.  Options granted to employees generally vest over three years. Stock awards granted to non-employee directors generally vest 50% on the grant date and 50% on the first anniversary of the date of the grant. Options expire five years from the date of grant.

As of March 31, 2014, the Company has not made any grants from the 2014 EIP plan.  As of this date, the 2010 EIP had outstanding stock options issued to employees totaling 272,543.  The Company had also issued outside of the EIP plans 555,000 options to purchase shares of Company common stock to directors, certain officers and business consultants.

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

The Company did not issue any stock options during the three months ended March 31, 2014.  During the three months ended March 31, 2013 the Company originally issued options to purchase 258,750 shares with an exercise price of $4.00 per share and an aggregate fair value of approximately $234,066. Of those options, options issued to executive management to purchase 251,875 shares were 100% vested immediately.

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three months ended March 31, 2014 and 2013 was as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(unaudited)	(unaudited)
Stock-based compensation costs included in:
Cost of revenue	$2,175	$(24)
Sales and marketing expenses	1,791	53,429
Research and development expenses	2,065	38,869
General and administrative expenses	40,479	345,696
Total stock-based compensation expense	$46,510	$437,970

 As of March 31, 2014 the total compensation cost related to nonvested options awards not yet recognized was $121,151. That cost will be recognized over a weighted average period of nine months. There were no options exercised during both the three months ended March 31, 2014 or March 31, 2013.

The estimated fair values of stock options granted and assumptions used for the Black-Scholes-Merton option pricing model were as follows:

	Three Months Ended
	March 31, 2014		March 31, 2013

Estimated Fair Value	$	N/A	$234,066
Options Granted		N/A	258,750
Expected Term		N/A	3 Years
Expected Dividend		N/A	0%
Volatility		N/A	32%
Risk Free Interest Rate		N/A	0.40%

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company calculates the estimated expected life based upon historical exercise data. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options.  The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded.  The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

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

14. Related Party Transactions

Balances with related parties consisting of members of the Board of Directors (collectively Affiliates) for borrowings and warrants were as follows:

	As of
	March 31, 2014	December 31, 2013
	(unaudited)	(audited)
Debt held by related parties	$4,665,000	$2,362,561
Warrants held by related parties	718,750	942

	Three Months Ended
	March 31, 2014	March 31, 2013
Interest paid to related parties	$-	$125,000
Related party interest expense	$94,348	$6,431

15. Concentrations

The Company continues to rely on vendors to provide technology and licensing components that are critical to its RDC solution.

16. Subsequent Events

Additional Borrowing – Working Capital

Subsequent to March 31, 2014 and through May 7, 2014 the Company borrowed an additional $500,000 for working capital purposes from two directors of the Company.  The term of these borrowings are due upon the earlier of the availability of sufficient funds as determined by the noteholder or February 2015. These notes bear interest at 10%.

Subsequent to March 31, 2014 and through May 7, the Company borrowed an additional $230,000 for working capital purposes from various accredited investors.  The terms of these borrowings bear a stated interest rate of 8% and are due and payable on June 30, 2015.  All the principal and unpaid accrued interest under the notes will automatically convert upon the completion of an initial public offering of the Company’s common stock.  If the initial public offering is completed on or prior to July 31, 2014, then the conversion will be effected at a 15% discount to the price at which the shares are of the Company’s stock are sold in the offering.  If the initial public offering is completed after July 31, 2014, the discount at which the conversion will be completed increases to 20%.  Lastly, if the gross proceeds from the initial public offering is less than $11 million, the holders of the notes will receive an additional 5% discount to the discounts described above.

In May 2014, we entered into a $1.5 million line-of-credit agreement with one director of the Company.  The terms of the agreement bear a stated interest rate of 10% on the principal amount outstanding, which both the principal and unpaid accrued interest are payable upon the earlier of September 30, 2014 or completion of a public offering of securities. There are no financial covenants with the line-of-credit.    The lender may require us to obtain the consent of senior secured debtholders prior to advancing funds to us.  At the option of the holder, all the principal and unpaid accrued interest under the notes can be converted upon the completion of an initial public offering of the Company’s common stock at a 15% discount to the price at which the shares are of the Company’s stock are sold in the offering.  If the initial public offering is completed after July 31, 2014, the discount at which the conversion will be completed increases to 20%.  Lastly, if the gross proceeds from the initial public offering is less than $11 million, the holders of the notes will receive an additional 5% discount to the discounts described above.   As of May 7, 2014, we had drawn down a total of $500,000 of the $1.5 million.

Amendment to Convertible Debt Terms

On May 1, 2014, the Company entered into an agreement which allows within 10 calendar days of a written request on or prior to May 12, the holder of the convertible notes agrees to make additional advances to the Company in an amount sufficient to satisfy the senior debt amount outstanding, but not to exceed the loan limit of $4.0 million. As of May 7, the Company had not exercised its rights under this agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth herein and in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in this document and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake to update any forward-looking statement.

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

●
each share of common stock of Cachet Financial Solutions (Minnesota) issued and outstanding immediately prior to the Effective Time was converted into the right to receive 10.9532 validly issued, fully paid and non-assessable shares of the Company’s common stock, with fractional shares rounded down to the nearest whole number (the “Exchange Ratio”); and

●
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

In March 2014, we purchased from DeviceFidelty, Inc., a Texas corporation, certain tangible and intangible assets of a business engaged in the development and provision of technology platforms supporting mobile wallet applications.  The acquisition provides us with an opportunity to obtain and enlarge strategic relationships with Visa, Mastercard, MoneyGram and Navy Federal Credit Union—the providers of those services to their consumers.  We believe this capability complements and supports our RDC and mobile deposit business by adding new features and services for consumers, creating an expanded consumer base and target market, and also expands the scope of our potential partners in the FSO market.  We intend to market Select Mobile Money through its existing marketing channels, and to provide all corporate support functions through our existing staff.

The Company was formed in 2010 to develop and deploy the RDC capability to a broad base of small- to mid-sized financial institutions.  Our operations since formation have principally consisted of (1) the build-out of the necessary capabilities to deliver the RDC technology to clients, (2) the development of the sales and marketing function to grow the client base, and (3) the development of corporate and administrative support functions to support planned growth.

In 2012, we began to increase our client base, adding clients that are expected to generate the transaction volume-based revenue that the Company’s business model is based upon. While they are expected to continue to increase, revenues from transaction volume has not yet grown to the level needed to support our current cost structure.  As a result, we have incurred operating losses since inception. The operating losses, combined with the financing and interest costs, have resulted in cumulative losses through March 31, 2014 of $39.5 million since inception.

Our Sources of Revenue

We generate revenue from the up-front payments associated with our initial implementation of RDC Select (or other product offerings for our customers, which may include payments for the sale of scanning and related equipment and payments for additional marketing support from us.  In addition, we generated recurring revenue associated with ongoing support and maintenance of our software.  Recurring revenue is expected to include monthly service charges to customer for our service, transactional fees for the number of items processed, or a combination of both.  We believe that this model of recurring revenue will have a positive impact on our cash flow and valuation.  Reliance on recurring revenues will mean, however, that transactional volume will likely be a key metric for our ability to scale and generate sufficient revenues to ultimately become profitable.

RDC Select and RDC Select Mobile revenue models are the same.  The only significant difference between the revenues generated by the two product offerings is that RDC Select generates a higher initial subscription fee and a lower variable transaction fee as compared to the revenue generated by RDC Select Mobile.

Our Expenses

Personnel and related costs comprise approximately 70% of our cash operating costs with marketing and travel costs comprising another 8%. With the exception of a portion of the marketing and travel costs, most of these costs are relatively fixed in nature.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no significant changes to these accounting policies during the three months ended March 31, 2014.

Results of Operations

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

Three Months Ended
(unaudited)
	March 31,	% of total	March 31,	% of total	$ Increase	% Increase
	2014	revenue	2013	revenue	(Decrease)	(Decrease)

Revenue	$476,482	100.0%	$194,207	100.0%	$282,275	145.3%
Cost of revenue	618,529	129.8%	624,653	321.6%	(6,124)	-1.0%
Gross loss	(142,047)	-29.8%	(430,446)	-221.6%	288,399	-67.0%
Sales and marketing expenses	534,221	112.1%	711,981	366.6%	(177,760)	-25.0%
Research and development expenses	352,072	73.9%	286,140	147.3%	65,932	23.0%
General and administrative expenses	1,018,190	213.7%	1,101,990	567.4%	(83,800)	-7.6%
Total operating expenses	1,904,483	399.7%	2,100,111	1081.4%	(195,628)	-9.3%
Operating loss	(2,046,530)	-429.5%	(2,530,557)	-1303.0%	484,027	-19.1%
Interest expense	764,946	160.5%	1,187,120	611.3%	(422,174)	-35.6%
Inducement to convert debt and warrants	7,906	1.7%	674,414	347.3%	(666,508)	-98.8%
Share price / Conversion adjustment	-	0.0%	1,710,475	880.7%	(1,710,475)	-100.0%
Other expense	52,501	11.0%	46,238	23.8%	6,263	13.5%
Net loss	$(2,871,883)	-602.7%	$(6,148,804)	-3166.1%	$3,276,921	-53.3%

Revenues

Revenus for the three months ended March 31, 2014 were $476,482, an increase of $282,275 or 145%, compared to the same period in the prior year. Approximately two-thirds of our revenue was generated from transactional volume fees and other support services.  The remaining one-third was from implementation fees that are recognized over the lives of our contracts with financial institutions.   As expected, as more clients have implemented the RDC technology they begin to process more significant RDC transaction volumes and therefore, the mix of revenues has shifted to transactional volume fees from implementation fees.  The revenue generated from our acquisition of Select Mobile Money was not material during the three months ended March 31, 2014.  As of March 31, 2014, we had entered into agreements to provide RDC with approximately 257 total agreements. Approximately 153 of those agreements were “active,” meaning that they have implemented the RDC software enabling the processing of customer transactions.  As of March 31, 2013, we had signed a total of 156 agreements of which 56 were active.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2014 was $618,529, a decrease of $6,124 or 1%, compared to the same period in the prior year. Cost of revenue consists primarily of our costs of deploying and supporting the RDC capability.   The decrease in cost of revenue during the first three months of 2014 as compared to same period in 2013 was primarily due to a decline in depreciation expense of $21,023 as certain assets had been fully depreciated as of the end of 2013.  Other fees paid to license third-party technology was also lower by $27,079 when comparing the three months ended March 31, 2014 to the same period in the prior year as a result of developing the technology in house.  Partially offsetting these decreases was an increase in amortization expense of $41,252 associated with the intangibles assets acquired as part of the Select Mobile Money acquisition in March 2014.  We believe that our as our RDC services revenue continues to grow, our cost of revenue will remain relatively fixed as part of providing these services.  As a result of our investment in fixed costs to support current and expected future operations, and the relatively early stage of recurring revenue generation, the reported gross loss may not be representative of our operating model.  Similar to our revenue expectations, the dollar amount of our variable component of our cost of revenue is expected to increase as transaction volume increases and we pay volume-based costs. We also expect to continue to gain leverage on the fixed portion of our cost of operations as more clients are brought online and generating revenue through RDC transactions.

Operating Expenses

Our operating expenses decreased 9% or $195,628 to $1,904,483 for the three months ended March 31, 2014 compared to the same period in the prior year.

Sales and Marketing

Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses decreased 25% or $177,760 to $534,221 for the three months ended March 31, 2014 compared to the same period in the prior year.  The decrease in sales and marketing expense was primarily due to lower employee compensation and related expense of $84,237 as a result of fewer headcount.  In addition, our expense related to tradeshows and other marketing programs declined $60,848 when comparing the first three months of 2014 to the same period in the prior year.  The remaining decrease was due to lower stock compensation expense of $51,638 ($1,791 and $53,429 for the three months ended March 31, 2014 and 2013, respectively.) We continue to focus our efforts to maximize return on investment by attending many of the leading industry tradeshows, as we believe our presence is necessary to attract and retain new customers.  We traditionally incur higher levels of tradeshow expenditures during the first and fourth quarters of our fiscal year compared to the second and third.   We currently anticipate our sales and marketing costs will be higher for the full year 2014 relative to 2013 as we continue to hire new sales employees in an effort to increase our revenues for both our RDC business as well as promoting our new prepaid mobile wallet offering as part of the Select Mobile Money acquisition.  We may also see an increase in sales and marketing costs as a result of higher levels of commission expense resulting from an increase in our revenue.

Research and Development

Research and development expenses include salaries, employee benefits, stock-based compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation.  Total research and development expenses for the three months ended March 31, 2014 increased 23% or $65,932 to $352,072 when compared to the same period in the prior year.  The increase was primarily due to an overall increase in the number of software developers who were either employees of the company or full-time contractors all focused on continuing to develop new features and solutions to help differentiate our service offerings in the marketplace.  Excluding stock compensation expense, our employee compensation and related expenses increased $137,921 when comparing the three months ended March 31, 2014 to the same period in the prior year.  Offsetting this increase were declines in recruiting cost of $41,200 and stock compensation expense of $36,804 when comparing the periods presented.   As of March 31, 2014, we had a total of 19 research and development employees and full-time contractors, compared to 9 as of March 31, 2013.  Of the increase, 9 employees and full-time contractors were added as part of the Select Mobile Money acquisition on March 4, 2014. Included in research and development expense was stock compensation expense of $2,065 and $38,869 for the three months ended March 31, 2014 and 2013, respectively.  We believe our research and development expenses will be higher for the full year of 2014 relative 2013 as a result of the additional employees and full-time contractors.

General and Administrative

General and administrative expenses include the salaries, employee benefits, stock-based compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense.  Total general and administrative expenses decreased 8% or $83,800 to $1,018,190 for the three months ended March 31, 2014, when compared to the same period in the prior year.  The decrease in general and administrative costs was primarily due to a decrease in stock compensation expense of $305,217 as a result of a higher number of shares granted in 2013 with immediate vesting, as well as the compensation cost attributable to the reduction in the exercise price of certain previously granted options.  Offsetting this decrease was an increase in professional fees totaling $207,177 for both legal and accounting services as a result of completing the reverse merger and public company expenses.  In addition, our employee related compensation and related costs excluding stock compensation expense increased $36,826 when comparing the first three months of 2014 to the same period in the prior year as a result of an increase in personnel.  Included in general and administrative expense was stock compensation expense for the three months ended March 31, 2014 and 2013, of $40,479 and $345,696, respectively.  We believe our general and administrative costs will be higher for the full year of 2014 relative to 2013 as we anticipate incurring additional professional fees related to the ongoing requirements of a public company and also the anticipated costs associated with completing capital raises.

Interest Expense

Interest expense for the three months ended March 31, 2014 was $764,946 compared to $1,187,120 for the same period in 2013.  The decrease was primarily driven by the conversion of $6.4 million in debt into common stock in February 2013.  Additionally, the accretion of discount and amortization of financing costs decreased by $642,416 when comparing the two periods presented as significant portion of our debt had reached its stated maturity and therefore the remaining amount of unamortized debt discount was not material as of January 1, 2014.  We also recorded a fair value adjustment related to the outstanding warrants issued to our senior debt holder resulting in a $93,000 decrease in interest expense when comparing the three months ended March 31, 2014 to the same period in the prior year.  Offsetting these decreases was the interest expense associated with the issuance of the $1.5 million note related to the acquisition of Select Mobile Money in March 2014.  Interest expense associated with this note for the three months ended March 31, 2014 totaled $214,130 of which $187,500 related to the fair value of common stock to be issued in April 2014 as part of the agreement.  In addition, we recognized $373,134 of interest expense associated with agreeing to issue $1 million of our common stock as part of being granted an extension of our senior secured note to May 12, 2014.  We are amortizing the $1 million of cost as interest expense through the new maturity date of the note.

Other Non-Operating Expense

Other non-operating expense during the three months end March 31, 2014 totaled $60,407, or a decrease of $2,370,720 when comparing the same period in 2013.  Included in other expense both periods presented were banking fees and finder fees associated with debt and equity raising activities. During the three months of 2013, we recorded $3.07 million in charges for the excess of the fair value of common shares issued in the conversions of debt and warrants into common stock. Specifically these non-cash charges include, (a) $674,000 related to shares issued as consideration to incent noteholders to convert their debt to equity, (b) in conjunction with that conversion, approximately $1.71 million related to the issuance of shares to adjust the conversion rate of previously converted debt, and (c) $681,000 related to the issuance of shares in exchange for the cancellation of outstanding common stock purchase warrants.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

Financial Condition.  At March 31, 2014 we had $91,069 in cash and cash equivalents.  Our cash and cash equivalent balances consist of cash and short-term money market instruments.  Our financial condition and prospects critically depend on our access to financing in order to continue funding operations. During the first three months of 2014 the cash used in operating activities was approximately $1.7 million, a decrease from approximately $2.1 million during the same period in the prior year.  Much of our cost structure arises from personnel and related costs and therefore is not presently subject to significant variability.  We have historically utilized borrowings from accredited investors, including affiliates, to fund our working capital needs.  During the three months ended March 31, 2014, we increased those borrowing by approximately $3.2 million to fund our operations, complete the acquisition of Select Mobile Money and repay certain debt obligations.  We will need to raise additional capital through one or more offerings of securities and use a portion of the proceeds of the capital raised to repay debt obligations currently due or scheduled to mature in 2014. To the extent capital raised is insufficient to meet the working capital needs of operations and meet debt repayment requirements, we will need to either extend, refinance or convert to equity, debt that is either due or past due or expected to become due in 2014. As of March 31, 2014, a total of approximately $9.6 million in principal amount of debt was outstanding, of which approximately $1.4 million was past due and an additional $3.0 million will be due in 2014.

The financial statements for the fiscal year ended December 31, 2013 and the three months ended March 31, 2014 were prepared on a going concern basis, meaning that they do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should our company be unable to continue as a going concern.  However, our auditor also expressed substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of losses suffered from operations.  As we continue to experience operating losses, management believes the Company will need to raise capital to support operations as well as make payments on contingent consideration related to our acquisition of Select Mobile Money and repay or extend debt as it matures.

In May 2014, we entered into a $1.5 million line-of-credit agreement with one of our directors.  The terms of the agreement include a stated interest rate of 10% on the principal amount outstanding, which both the principal and unpaid accrued interest are payable upon the earlier of September 30, 2014 or completion of a public offering of securities.  There are no financial covenants with the line-of-credit.  The lender may require us to obtain the consent of senior secured debtholders prior to advancing funds to us.  As of May 7, 2014, the Company had drawn down a total of $500,000 against the line-of-credit.  We believe the remaining amount available under the line-of-credit is sufficient to fund our operations through June 15, 2014.  In addition, we are currently engaged with a financial services firm to provide us advisory services including assisting with a public offering of our securities, which we believe will be completed prior to the Company requiring additional capital resources to fund its operations.  In the event we are unsuccessful in completing a public offering of securities, additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks, loans from affiliates of the Company or other financial institutions. We may not, however, be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to abandon our business plans or our entire business, or discontinue our preparation and filing of public disclosure reports with the SEC. If we successfully enter into a financing transaction, any additional equity or equity-linked financing would be dilutive to our stockholders, and additional debt financing, if available, may involve restrictive covenants.

Cash Flow

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2014 was approximately $1.6 million compared to approximately $1.8 million for the same period in the prior year.  Our net loss during the three months ended March 31, 2014 was approximately $2.9 million or approximately $3.3 million less when compared to the same period in 2013, although when adjusted for non-cash charges in our statement of operations, our cash flow from operations before changes in working capital decreased by $289,409 compared to three months ended March 31, 2013.  Changes in working capital included an increase in deferred revenue to $54,175 for the three months ended March 31, 2014 as compared to $239,074 for the same period in 2013.  The increases in both periods were primarily due to receipt of implementation and prepaid transaction fees associated with new clients for both periods presented.  Accrued expenses also increased during the three months ended March 31, 2014 and 2013 by $85,311 and $21,696, respectively, primarily as a result of an increase in accruals for various related operating costs incurred but unpaid at the end of both periods presented.  Accrued interest expense increased during the first three months of 2014 by $259,717 compared to $333,657 for the same period in the prior year.  The increase for both periods presented was primarily due to additional interest expense being recognized on our debt that remained outstanding at both March 31, 2014 and 2013.

Investing Activities

 Purchases of fixed assets during the three months ended March 31, 2014 and 2013 were not significant as most of the technology assets needed to support current business needs were in place by the end of 2012. Additional cash used in investing activities during the three months ended March 31, 2014, included $1.125 million related to the acquisition of Select Mobile Money.

Financing Activities

  Net of debt issuance costs, our borrowings during the three months ended March 31, 2014 and 2013 totaled approximately $2.9 million and $1.5 million, respectively.  Of the approximately $2.9 million borrowed during the first three months of 2014, $1.125 million of the funds were used to fund our acquisition of Select Mobile Money and $375,000 was used for working capital.  During the three months ended March 31, 2014, we repaid $250,000 owed under our senior secured financing arrangement and $100,000 owed under the secured convertible notes outstanding. In addition, during three months ended March 31, 2014, we repaid the entire outstanding installment note balance of $137,383 and the bank issued a new note for a total of $330,020.  During the three months ended March 31, 2013, we issued shares of common stock and received net proceeds of $733,800.  Proceeds from these debt and equity financings were used to fund cash used in operating activities as well as repay certain debt.

Debt and Capital Resources. Since inception in February 2010, we have raised capital to support operating losses incurred in development of our RDC capability infrastructure, the marketing expenses to increase our client base and the general and administrative functions to support our planned growth.  Our net losses from inception through March 31, 2014 of $39.5 million have been funded primarily through the issuance of debt and warrants and borrowings under our senior secured financing agreement.

Additionally, we entered into a borrowing arrangement with Trooien Capital LLC under which an amendment allows for us to request additional advances under to fund the refinancing of senior debt due and owing to Michaelson Capital Partners LLC.   Since March 31, 2014, we have borrowed an additional $1,230,000 to support working capital requirements and satisfy $250,000 of the contingent consideration owed as part of the Select Mobile Money acquisition, as well as retire $50,000 in outstanding debt.

The Company plans to raise additional capital in order to support the ongoing cash needs of operations including both working capital, the contingent consideration that is due or may be due under the terms of our Select Mobile Money acquisition and to repay debt as it become due. That capital may be raised in the form of a private equity offering, issuance of additional debt or bridge finance to a public offering of securities.   Additionally, certain of the Company’s debt, specifically the outstanding borrowings under the Loan and Security Agreements with senior debt holders Michaelson Capital Partners, LLC and Trooien Capital, LLC, will need to be either extended or refinanced.

We also have a loan with a commercial bank that is due on demand or if no demand is made, it will be repaid in monthly installments.

Contractual Obligations and Commitments

Although we have no material commitments for capital expenditures, nor do we anticipate any significant expenditures for the remainder of 2014.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of March 31, 2014 or December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Not Applicable)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met.

As of March 31, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, we concluded our disclosure controls and procedures are ineffective as of March 31, 2014 in as much as we have identified the following:

●	The Company has identified a material weakness related to the proper financial reporting requirements under Generally Accepted Accounting Principles (GAAP).
●
The Company has identified several significant deficiencies, including proper review and approval of corporate credit cards, segregation of duties and also initiating, authorizing and recording general journal entries.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

The discussion of our business and operations should be read together with the Cautionary Statement set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2014.  Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 2, 2014 (but effective May 1, 2014), we entered into an Amendment No. 1 to Loan and Security Agreement with Trooien Capital, LLC, amending the terms of that certain Loan and Security Agreement between us dated as of December 12, 2013.  The original Loan and Security Agreement had permitted, but not required, Trooien Capital to make advances to us for the purpose of satisfying amounts we owe to Michaelson Capital Partners, LLC, up to a maximum loan amount of $4.0 million.  The amendment, however, requires Trooien Capital to advance to us, within ten days upon our request given on or prior to May 12, 2014, additional amounts under the term loan (subject, however, to the $4.0 million aggregate loan limitation) for the same purpose.

On May 7, 2014, we entered into a $1.5 million line-of-credit agreement with one director of the Company.  The terms of the agreement bear a stated interest rate of 10% on the principal amount outstanding, which both the principal and unpaid accrued interest are payable upon the earlier of September 30, 2014 or completion of a public offering of securities. There are no financial covenants with the line-of-credit.  The lender may require us to obtain the consent of senior secured debtholders prior to advancing funds to us.  At the option of the holder, all the principal and unpaid accrued interest under the notes can be converted upon the completion of an initial public offering of the Company’s common stock at a 15% discount to the price at which the shares are of the Company’s stock are sold in the offering.  If the initial public offering is completed after July 31, 2014, the discount at which the conversion will be completed increases to 20%.  Lastly, if the gross proceeds from the initial public offering is less than $11 million, the holders of the notes will receive an additional 5% discount to the discounts described above.   As of May 7, 2014, we had drawn down a total of $500,000 of the $1.5 million.

Item 6. Exhibits

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

10.3	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 12, 2014)
10.4
First Amendment to Forbearance Agreement with Michaelson Capital Partners, LLC, dated effective as of March 7, 2014 (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K/A filed on March 31, 2014)

10.5	Transition Agreement with Brian S. Anderson dated March 19, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 26, 2014)
10.6	Employment Agreement with Darin P. McAreavey dated effective as of April 3, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March , 2014)
10.7	Form of Subscription Agreement and Promissory Note (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 5, 2014)
10.8	Loan and Security Agreement with Michael J. Hanson, dated as of March 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 5, 2014)
10.9
Promissory Note dated March 4, 2014 in favor of Michael J. Hanson, in original principal amount of $1,500,000 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 5, 2014)

10.10	Amendment No. 1 to Loan and Security Agreement with Trooien Capital, LLC, dated effective as of May 1, 2014 (filed herewith).
10.11	Revolving Line of Credit Note in favor of Michael J. Hanson, dated as of May 7, 2014 (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CACHET FINANCIAL SOLUTIONS, INC.

Date: May 7, 2014	By:	/s/ Darin P. McAreavey
Darin P. McAreavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer) and
Duly Authorized Officer of Cachet Financial Solutions, Inc.

EXHIBIT INDEX

Exhibit No.	Description
10.10	Amendment No. 1 to Loan and Security Agreement with Trooien Capital, LLC, dated effective as of May 1, 2014.
10.11	Revolving Line of Credit Note in favor of Michael J. Hanson, dated as of May 7, 2014.
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document

E-1