Form 10-K/A
period 2013-12-31
CACHET FINANCIAL SOLUTIONS, INC.
filed 2014-08-06
CIK 1487906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED IN PART BY REFERENCE:  None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of Cachet Financial Solutions, Inc. (the “Company”) for the fiscal year ended December 31, 2013 (the “Form 10-K”) is being filed solely to make available, in the form of exhibit 99.1 attached hereto, (i) a reissued and dual-dated audit report from the Company’s independent registered public accounting firm that removes the going concern qualification contained in the original report included within the Form 10-K filed on March 31, 2014 (the “Original Report”), and (ii) the related financial statements and notes, which are identical to those contained in the Original Report other than with respect to Note 1 to such financial statements.

This amendment does not restate any previously reported financial statements, results of operations or related financial data.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)   Exhibits

Exhibit No.	Description
99.1	Financial Statements of Cachet Financial Solutions Inc. as of December 31, 2013 and 2012, and for the fiscal years then ended (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cachet Financial Solutions, Inc.

/s/ Jeffrey C. Mack	August 6, 2014
Jeffrey C. Mack
Chief Executive Officer

 SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on August 6, 2014.

/s/ Jeffrey C. Mack	August 6, 2014
Jeffrey C. Mack
Chief Executive Officer

/s/ Darin P. McAreavey	August 6, 2014
Darin P. McAreavey
Chief Financial Officer

/s/ James L. Davis	August 6, 2014
James L. Davis
Director

/s/ Michael J. Hanson	August 6, 2014
Michael J. Hanson
Director

Terril H. Peterson
Director