Form 10-Q
period 2014-06-30
CACHET FINANCIAL SOLUTIONS, INC.
filed 2014-08-12
CIK 1487906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period ended June 30, 2014
or
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

As of August 12, 2014, there were 17,021,893 shares of our common stock, $0.0001 par value per share, outstanding.

Cachet Financial Solutions, Inc.
Form 10-Q

Table of Contents

		Page
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 4.	Controls and Procedures	30
PART II OTHER INFORMATION
Item 6.	Exhibits	32
SIGNATURES		33
EXHIBITS		34

PART 1. FINANCIAL INFORMATION

Item 1.    Financial Statements

CACHET FINANCIAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2014	December 31, 2013
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$29,465	$150,555
Accounts receivable, net	312,009	329,557
Deferred commissions	76,360	62,732
Prepaid expenses	598,855	487,659
TOTAL CURRENT ASSETS	1,016,689	1,030,503

PROPERTY AND EQUIPMENT, net	269,838	353,420
GOODWILL	204,000	-
INTANGIBLE ASSETS, NET	1,743,751	-
DEFERRED COMMISSIONS	109,460	101,468
DEFERRED FINANCING COSTS	143,627	107,936
TOTAL ASSETS	$3,487,365	$1,593,327

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,637,863	$937,201
Accrued expenses	961,931	153,112
Accrued interest	1,674,096	1,953,502
Deferred revenue	543,263	510,319
Current portion of long-term debt	9,823,181	3,170,672
TOTAL CURRENT LIABILITIES	14,640,334	6,724,806

LONG TERM DEBT, net of current portion	3,324,486	3,933,253
WARRANT LIABILITY	209,000	309,000
DEFERRED REVENUE	435,265	401,758
ACCRUED INTEREST	95,664	95,270
ACCRUED RENT	44,333	61,482
TOTAL LIABILITIES	18,749,082	11,525,569

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Capital Stock, $.0001 Par Value, 520,000,000 shares authorized
Preferred shares - 20,000,000 shares authorized,
None issued and outstanding	-	-
Common shares - 500,000,000 shares authorized,	666	563
6,665,276 and 5,625,957 issued and outstanding
ADDITIONAL PAID-IN-CAPITAL	28,457,365	26,668,258
ACCUMULATED DEFICIT	(43,719,748)	(36,601,063)
TOTAL SHAREHOLDERS' DEFICIT	(15,261,717)	(9,932,242)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$3,487,365	$1,593,327

See accompanying Notes to the Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUE	$608,917	$276,527	$1,085,399	$470,734

COST OF REVENUE	716,765	666,151	1,335,294	1,290,804

GROSS LOSS	(107,848)	(389,624)	(249,895)	(820,070)

OPERATING EXPENSES
Sales and Marketing	657,927	496,260	1,192,148	1,208,241
Research and Development	658,734	214,915	1,010,806	501,055
General and Administrative	1,138,038	846,660	2,156,228	1,948,650

TOTAL OPERATING EXPENSES	2,454,699	1,557,835	4,359,182	3,657,946

OPERATING LOSS	(2,562,547)	(1,947,459)	(4,609,077)	(4,478,016)

INTEREST EXPENSE	1,731,755	885,731	2,496,701	2,033,851

INDUCEMENT TO CONVERT DEBT AND WARRANTS	-	-	7,906	674,414

SHARE PRICE / CONVERSION ADJUSTMENT	-	-	-	1,710,475

OTHER (INCOME) EXPENSE	(47,500)	(53,763)	5,001	31,475

NET LOSS	$(4,246,802)	$(2,779,427)	$(7,118,685)	$(8,928,231)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	6,536,602	4,040,887	6,328,419	3,299,797

Net loss per common share - basic and fully diluted	$(0.65)	$(0.69)	$(1.12)	$(2.71)

See accompanying Notes to the Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013

OPERATING ACTIVITIES
Net loss	$(7,118,685)	$(8,928,231)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount/amortization of financing costs	77,833	916,366
Accrued debt related costs	1,796,874	-
Change in fair value of warrant liability	(100,000)	39,000
Depreciation and amortization of intangibles	298,287	205,329
Stock compensation	85,209	535,373
Amortization of deferred commissions	47,246	42,151
Debt/warrant inducement and share price adjustment	7,906	2,384,889
	(4,905,330)	(4,805,123)
Changes in operating assets and liabilities:
Accounts receivable	17,548	(356,192)
Deferred commissions	(68,866)	(142,486)
Prepaid expenses	(111,196)	97,804
Accounts payable	700,662	(86,647)
Accrued expenses	41,669	133,491
Accrued interest	(487,778)	978,617
Deferred revenue	66,452	604,869
Net cash used in operating activities	(4,746,839)	(3,575,667)

INVESTING ACTIVITIES
Purchase of fixed assets	(37,457)	(80,379)
Cash paid for acquisition	(1,375,000)	-
Net cash used in investing activities	(1,412,457)	(80,379)

FINANCING ACTIVITIES
Proceeds from issuance of notes and warrants	7,820,000	2,655,000
Repayment of notes	(1,862,500)	-
Issuance of shares, net of costs	-	1,197,550
Payment of debt issuance costs	(86,348)	(109,500)
Repayment of bank borrowing	(162,966)	(45,219)
Proceeds from bank borrowing	330,020	-
Net cash provided by financing activities	6,038,206	3,697,831

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(121,090)	41,785
CASH AND CASH EQUIVALENTS
Beginning of period	150,555	82,969
End of period	$29,465	$124,754

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,193,372	$138,149

NONCASH FINANCING TRANSACTIONS
Conversion of debt and interest to equity	986,793	6,757,876
Debt issuance costs in exchange for notes and warrants	-	267,402
Conversion of accrued interest to note payable	150,660	43,332

See accompanying Notes to the Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT
(unaudited)

	Common Stock		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Paid-In-Capital	Deficit	Deficit

Balance December 31, 2013	5,625,957	$563	$26,668,258	$(36,601,063)	$(9,932,242)
Conversion of debt and interest into shares	246,867	24	986,769	-	986,793
Common stock issued for debt issuance - Related Party	332,028	33	796,841	-	796,874
Warrant exchange	3,938	-	7,906	-	7,906
Issuance of warrants	-	-	572	-	572
DE Acquisition 2, Inc. Reverse Merger	456,486	46	(88,190)	-	(88,144)
Stock compensation expense	-	-	85,209	-	85,209
Net loss	-	-	-	(7,118,685)	(7,118,685)
Balance June 30, 2014	6,665,276	$666	$28,457,365	$(43,719,748)	$(15,261,717)

See accompanying Notes to the Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.     Nature of Operations and Summary of Significant Accounting Policies

Nature of Business and Operations Overview

Cachet Financial Solutions, Inc. “The Company” is a provider of technology solutions and services to the financial services industry.  The Company’s solutions and services enable its clients—banks, credit unions and other types of financial institutions or financial service organizations—to provide their customers with remote deposit capture technology (“RDC”) and related services. The Company’s cloud based Software as a Service (“SaaS”) RDC solutions allow customers to scan checks remotely through their smart phones or other devices and transmit the scanned, industry compliant images to a bank for posting and clearing.  In addition, the Company’s offerings include a mobile wallet solution which provides a virtual account for customers that do not have a bank account and is focused on the pre-paid card market.  Through the Company’s cloud based SaaS mobile wallet offering we provide consumers the ability to deposit and withdraw funds, transfer funds, and pay bills with their mobile phone or tablet.  As of June 30, 2014, we had entered into 285 contracts with customers for our products and services.  Approximately 185 of those agreements were “active,” meaning that they have implemented the RDC software enabling the processing of customer transactions.  The Company offers its services to financial institutions in the United States, Canada and Latin America.  Our business operations are conducted through our wholly owned subsidiary, Cachet Financial Solutions Inc., a Minnesota corporation.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Cachet Financial Solutions, Inc. (the “Company” or “Cachet”) and its wholly owned subsidiary Cachet Financial Solutions Inc. as of June 30, 2014 and December 31, 2013 and for the three and six month periods ended June 30, 2014 and 2013.  The wholly owned subsidiary is the only entity with operational activity and therefore no intercompany transactions exist with the parent entity which would need to be eliminated.  The Company has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The accompanying financial statements have been prepared on the basis that the Company will continue as a going concern. From its inception to June 30, 2014, the Company has cumulative operating losses of approximately $43.7 million, and as of June 30, 2014, its current liabilities exceed its current assets by approximately $13.6 million. In 2014, the Company expects to continue to grow its client base and increase its revenues through higher RDC transaction volumes. However, the Company is expected to continue to incur significant operating losses through 2014. In addition, as described in Note 10 the Company has completed a business acquisition in 2014 that will require cash ranging from $1.125 to $2.125 million, of which $1.375 million has been paid through June 30, 2014, $375,000 was paid in July and the balance of the $375,000 is expected to be paid before the end of the year.  As more fully described in Note 8, the Company has engaged an investment firm to assist in raising additional capital through the issuance of a combination of debt and equity.  In July 2014, the Company completed an initial public offering (“IPO”) issuing 4.5 million shares of common stock at $1.50 per share. Net proceeds to the Company after the offering costs are estimated to be $5.5 million.  After the repayment of the debt related to the Company’s acquisition of Select Mobile Money and other short-term borrowings that became due upon completion of the IPO, the Company available cash for operations as of this date totaled $2.3 million. After paying existing trade payables owed as of this date, the Company had approximately $1.0 million for working capital.  In conjunction with this offering, a total of $6.3 million of principal and accrued interest of borrowings converted into 5.1 million shares of common stock, along with the issuance of 3.4 million warrants with an exercise price of $1.875 see Note 16 “Subsequent Events.”  In May 2014, the Company was able to repay all but approximately $150,000 of its existing Senior Secured Note Payable from exercising a commitment to advance funds from an existing lender and therefore is no longer under default.  As of June 30, 3014, the Company was in full compliance with all other debt agreements.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On July 30, 2014, the Company entered into an agreement with two Directors to lend up to $2.5 million, bearing interest at 10%, and due January 31, 2015.  If any portion of the notes is outstanding beyond January 31, 2015, the default interest rate is adjusted to 18%.  Although the Company will require additional funds to continue beyond December 31, 2014, it believes the funds raised in the public offering and the funds available under the above mentioned July 30, 2014 agreement with the Director will be sufficient to allow it to continue operations through December 31, 2014.  There is no assurance the Company will be successful in raising the needed capital to fund its operations beyond December 31, 2014 or obtain similar financing arrangements with other investors or lenders. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery or performance of services has occurred, the price is fixed and determinable and collection is reasonably assured.   The following is the Company’s revenue recognition policy for each source of revenue:

●	Subscription and support fees are recognized over the contract period.

●	Transactional volume fees are recognized as transactions are processed and monthly services performed.

●	Active user fees are recognized on a monthly basis as earned.

●
Implementation fees are recognized over the term of the contract or expected life of the contract where no contractual term exists. Generally, client agreements are entered into for 12 to 36 months. A majority of the implementation service component of the arrangement with customers is performed within 120 days of entering into a contract with the customer.

●
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

Accounts Receivable

Accounts receivable represent amounts due from customers.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was approximately $86,000 and $89,000 as of June 30, 2014 and December 31, 2013, respectively. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Goodwill

Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets that were acquired from the Device Fidelity Inc. acquisition completed in March 2014.  Goodwill is not amortized but is reviewed at least annually for impairment, or between annual dates if circumstances change that would more likely than not cause impairment. Management performs its annual impairment test at the close of each fiscal year, and considers several factors in evaluating goodwill for impairment, including the Company’s current financial position and results, general economic and industry conditions and legal and regulatory conditions. No impairment of goodwill was identified during the three and six months ended June 30, 2014. See Note 11 for further discussion.

Impairment of Long-lived Assets, Including License Agreements

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. No impairment has been recognized for the three and six months ended June 30, 2014 or June 30, 2013.

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

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The following table reflects the amounts used in determining loss per share for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Loss	$(4,246,802)	$(2,779,427)	$(7,118,685)	$(8,928,231)
Weighted average common shares outstanding	6,536,602	4,040,887	6,328,419	3,299,797
Net Loss Per Common Share – basic and diluted	$(0.65)	$(0.69)	$(1.12)	$(2.71)

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The core principle of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The ASU may also result in enhanced disclosures about revenue. For public entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Due to the recent date of issuance for this ASU, management is currently evaluating what impact, if any, the pronouncement will have on the Company’s disclosures, its financial position or results from operations.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

2.     Note Receivable

The Company has a note receivable, bearing interest at 5%, for fees being refunded for an unsuccessful capital raising transaction. The note has a face value of $501,000 and was due in October 2013. The collectability of this note is uncertain and the Company has established a reserve for 100% of the balance owed as of June 30, 2014 and December 31, 2013.

3.     Prepaid Expenses

Prepaid expenses primarily consist of prepayment of licenses and maintenance fees, or deposits with, the providers of RDC software capabilities to the Company.

4.     Property and Equipment

Property and equipment consists of the following:

	As of
	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Computer equipment	$211,492	$208,593
Data center equipment	435,056	405,057
Purchased software	570,860	570,860
Furniture and fixtures	63,890	59,890
Leasehold improvements	58,024	53,465
Total property and equipment	1,339,322	1,297,865
Less: accumulated depreciation	(1,069,484)	(944,445)
Net property and equipment	$269,838	$353,420

Depreciation expense for the three and six months ended June 30, 2014 was $59,746 and $125,039, respectively, compared to $91,835 and $194,912 for the same periods in the prior year.

5.     Accrued Expenses

Accrued expenses consist of the following:

	As of
	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Accrued compensation	$178,559	$122,516
Acquisition contingent consideration	750,000	-
Accrued rent	33,372	30,596
Total accrued expenses	$961,931	$153,112

6.     Financing Arrangements

The Company has raised debt through several forms of borrowing including bank loans, loans from Directors and other affiliated parties and unaffiliated third party investors.  Certain of the debt was issued with detachable warrants that permit the investor to acquire shares of the Company’s common stock at prices as specified in the individual agreements. See Note 12 for additional information regarding conversions of debt and accrued interest into common stock in 2013 and for the three and six months ended June 30, 2014.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Following is a summary of debt outstanding:

	As of
	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Senior Secured Note Payable, due August 2013	$150,660	$1,562,500
Secured Convertible Notes, due June through August 2014	400,000	770,000
Notes Payable to Directors and Affiliates	7,190,000	2,350,000
Convertible Notes, due March 2015, interest at 10%	225,000	575,000
Convertible Term Loans, due December 2016, interest at 10%	3,250,000	500,000
Convertible, Subordinated Notes, due March 2012 interest at 6%	100,000	112,561
Convertible Subordinated Note, due April 2015 interest at 9%	200,000	200,000
Convertible Subordinated Notes, due February 2015 interest at 0%	100,000	-
Convertible Subordinated Notes, due June 2015 interest at 8%	330,000	-
Series Subordinated Notes, as of March 31, 2014 were due from December 2014 through March 2015. Stated interest ranges of 12%, effective interest of 38%.	613,808	863,808
Notes Payable, due February 2015, interest at 10%	250,000	100,000
Notes Payable, due January 2016, interest between 8.25% and 12%	74,486	-
Installment Note Payable – Bank	304,437	137,383
Total	13,188,391	7,171,252
Unamortized discount	(40,724)	(67,327)
Total debt, net	13,147,667	7,103,925
Less: current maturities	9,823,181	3,170,672
Long-term portion	$3,324,486	$3,933,253

Future maturities of long-term debt at June 30, 2014 are as follows:

Six months ended December 31, 2014	$5,428,181
2015	4,395,000
2016	3,324,486
$13,147,667

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

In March 2014 the forbearance agreement with the Senior Secured lender was extended to May 12, 2014. In consideration for the extension the Company agreed to issue $1 million of the Company’s common stock, the number of shares to be determined by reference to the lowest per share price in the Company’s planned offering of common stock. During the three and six months ended June 30, 2014, the Company recorded interest expense of $626,866 and $1,000,000, respectively related to this extension.  On May 1, 2014, the Company entered into an agreement with an investor to draw on the $4 million convertible term loan, due December 2016 for an amount sufficient to satisfy their outstanding obligation to the Senior Secured Lender, but not to exceed the loan limit of $4 million, for a maximum borrowing of $3.4 million as of March 31, 2014.  On May 19, 2014, the Company entered into a second forbearance agreement with the Senior Secured lender through May 23, 2014 in return for the Company repaying a total sum of $500,000 on this date.  In addition, the Company agreed to reduce the price per share related to the $1.0 million of common stock to 80% of the lowest price per share of common stock issued to any investor in the Company if the stock is not publically traded on or before July 15, 2014.  On May 29, 2014, the Company received an advance totaling $1.950 million under the terms of the convertible term loan and repaid a total of $2.0 million of the outstanding balance to the Senior Secured lender leaving a remaining balance of $150,660.  On May 30, 2014, the Company entered into an unsecured convertible note payable with the Senior Secured lender for a total of $150,600.  The note bears interest and an annual rate of 10% and the principal and accrued interest due on or prior to July 31, 2014.  Upon a thirty day written notice to the Company from the issuance date, the Senior Secured lender has an option to convert the note into common stock at 90% of the conversion terms offered in the Convertible Subordinated Notes, due June 2015.  In addition, upon conversion of the note, the holder will receive warrants equal to the number of shares received from the conversion at a price of 125% of the IPO price.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

During the three months and six months ended June 30, 2014, the Company repaid a total of $2.5 million and $2.75 million to the Senior Secured lender from advances under the terms of the convertible term loan.

The senior lender also received a warrant to purchase 76,228 shares of Company common stock at $9.00 per share. The warrant expires in October 2017.  Including the value of the warrant at the date of issuance, the effective interest rate on the full $2,500,000 available under the Secured Loan Agreement is 38%. The exercise price of the warrant is subject to downward adjustment in the event of the subsequent sale of common stock or convertible debt at a lower price, as defined, prior to exercise of the warrant. As a result of this provision, the Company determined that the warrant should be accounted for as a liability carried at fair value.  In February 2013, the exercise price was adjusted to $2.88 and the number of shares of Company common stock to be acquired was increased to 238,212 based on a qualifying transaction. The Company determined the value of the warrant to be $209,000 and $309,000 at June 30, 2014 and December 31, 2013, respectively.

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

Upon completion of certain equity financing transactions as defined in the notes, the outstanding principal and unpaid interest is automatically converted into common stock. The conversion rate per share is equal to 75% of the per share price of the securities offered in the defined financing transaction.  During the three months ended June 30, 2014, the Company repaid $200,000.  During the six months ended the Company repaid a total of $300,000 and converted into equity $70,000 of principal and $1,764 of accrued interest at a conversion rate of $4.00 per share. (See Note 12).  On May 12, 2014, the Company entered into a loan modification agreement which the holder of the note agreed to provide a $40,000 discount of the outstanding balance with a repayment of $150,000 on this date.

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

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In March 2014 the Company borrowed $1,500,000 from a Director to fund the acquisition of Select Mobile Money from Device Fidelity. (See Note 10)  The note has an interest rate equal to 24%, which is payable monthly commencing April 2014.   Since the Company failed to pay the accrued interest on the note due April 2014, the interest rate increased to 48% in April 2014 and continues to accrue at this rate until the note and any accrued interest is repaid in full.  The principal and any unpaid accrued interest became due on May 15, 2014.  In addition, the Company agreed to issue common stock as consideration for the note equal to 12.5% of the principal amount or $187,500, which equals 78,125 shares using the required share price of $2.40.  In addition, because the Company failed to pay the accrued interest due April 2014, the Company owes additional common stock equal to 3.125% of the outstanding principal amount or $46,875, which equals 19,531 shares on each successive 5th business day for as long as any portion of the principal amount of the loan is outstanding. The Company recorded interest expense of $609,375 and $796,875 related to the common stock issued the three and six months ended June 30, 2014, respectively.

In addition to the $1,500,000 March 2014 note above, the Company also entered into a total of $3,340,000 of new notes with three Directors during the six months ended June 30, 2014.  Of this amount, $1,575,000 of the notes bears interest at a rate of 10% and become due between February and March of 2015 and $1,500,000 represents a line-of-credit agreement with one director of the Company, which was all outstanding as of June 30, 2014.  The terms of the line-of-credit agreement bear a stated interest rate of 10% on the principal amount outstanding, which both the principal and unpaid accrued interest are payable upon the earlier of September 30, 2014 or completion of a public offering of securities. There are no financial covenants with the line-of-credit.  As of June 30, 2014, the Company had drawn down the entire $1,500,000 under this facility.  At the option of the Director, all the principal and unpaid accrued interest under the line-of-credit can be converted upon the completion of an initial public offering of the Company’s common stock at a 15% discount to the price at which the shares are of the Company’s stock are sold in the offering.  If the initial public offering is completed after July 31, 2014, the discount at which the conversion will be completed increases to 20%.  Lastly, if the gross proceeds from the initial public offering is less than $11 million, the Director will receive an additional 5% discount to the discounts described above.  The remaining $265,000 notes are convertible and are due June 2015 and accrue interest at an annual rate of 8%.  The note conversion features are described in more detail below.

As of June 30, 2014, $7,190,000 of borrowings from Directors and affiliates remains outstanding. In addition to the $1,500,000 issued in March 2014 at an initial rate of 24% and a default rate of 48% referenced above, $5,425,000 of these loans bears interest at 10% and $265,000 at 8%.   Of the $5,425,000 in borrowings, $1,475,000 of the notes originally scheduled to mature in 2014 were extended to February 18, 2015.

As of June 30, 2014 there was $1,425,000 in notes payable to Directors and affiliates outstanding that are due March 15, 2015 and are automatically converted into common shares upon completion of a qualifying financing transaction as defined in the note agreements. The conversion price is equal to 90% of the per security price in the qualifying financing transaction. In addition, at the time of conversion and based upon the dollar amount of principal and interest converted, holders of these notes will receive one warrant for each dollar converted. These warrants will have terms substantially the same as warrants that may be issued in the financing transaction.

In addition, during the six months ended June 30, 2014 the Company entered into three notes with Directors totaling $265,000 that are due June 30, 2015 and accrue interest at a rate of 8%.  The terms of these notes include a provision whereby all principal and accrued interest automatically convert into the Company’s common stock upon the successful consummation of an initial public offering (IPO).  If an IPO is completed on or before July 31, 2014, the conversion will be 85% of the per share purchase price at which the Company’s common stock is sold in the IPO reduced to 80% if the Company fails to raise at least $11 million in the IPO.  If the IPO is after July 31, 2014, the conversion price will be at 80% of the IPO offering price, reduced to 75% of the IPO offering price if the Company fails to raise at least $11 million in gross proceeds on the IPO.

On June 17, 2014, the Company entered into a conversion agreement with two directors which a total of $1,050,000 of principal and unpaid accrued interest of 10% term notes due between February and March 2015 will automatically convert into common stock upon the completion of an IPO of the Company’s common stock at a 15% discount to the price at which the shares are of the Company’s stock are sold in the offering.  If the IPO is completed after July 31, 2014, the discount at which the conversion will be completed increases to 20%.  Lastly, if the gross proceeds from the initial public offering is less than $11 million, the holders of the notes will receive an additional 5% discount to the discounts described above.  Upon conversion, the two Directors will also receive 100% warrant coverage at a price equal to 125% of the IPO price.

On June 24, 2014, the Company entered into a letter agreement with two Directors under which a total of $900,000 of the principal and unpaid accrued interest of 10% term notes due between February and March 2015 and $500,000 of principal of a 10% line-of-credit due September 2014 will automatically convert upon the Company completing an IPO.  The conversion terms are the same as described in the conversion agreement dated June 17, 2014 above.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

In May 2014, the Company entered into an agreement with a lender to reclassify $350,000 of these convertible notes to the terms provided under the convertible notes due December 2016.  As of June 30, 2014, the total principal amount outstanding of convertible notes due March 31, 2015 was $225,000.

Convertible Term Loan, due December 2016

In December 2013, the Company entered into an agreement to issue convertible notes to an investor in principal amount of up to $4 million. The proceeds of borrowings under the note are expressly to be used to repay amounts owed under the Senior Secured Note Payable. Borrowings under the agreement will bear interest at 10% and the note matures in December 2016. In the event of default, the interest rate increases by either 2% or 4%, depending on the nature of the default.  Under the note agreement, the investor has the right, but not the obligation, to advance additional amounts up to the $4 million. The terms of the agreement provide that the investor may have several options to convert the notes at varying rates and times following the completion of a qualifying financing transaction. Depending on the timing of conversion, the holder may also receive warrants to purchase common stock. In addition to conversion of the notes, the holder has the right to request shares of common stock, rather than cash, as payment for interest.  Through June 30, 2014, $3,250,000 had been borrowed under this agreement.  In May 2014 the Company agreed to reclassify $350,000 of the convertible notes, due March 2015 under the terms of the Convertible Term loan, due December 2016.

On May 1, 2014, the Company entered into an agreement which allows within 10 calendar days of a written request on or prior to May 12, 2014 the holder of the convertible notes agrees to make additional advances to the Company in an amount sufficient to satisfy the senior debt amount outstanding, but not to exceed the loan limit of $4.0 million. (See Note 16)

On May 12, 2014, the Company entered into an agreement to amend the conversion terms of the Convertible Term loan, due December 2016 as follows:

 First Conversion Right.  The holder has the right at its election to convert the principal and accrued interest of the note into common stock at a conversion rate equal to 90% of the price based on the terms offered in the Convertible Subordinated Note, due June 2015.  The first conversion right is extended for a period of 120 days following the closing date of the IPO, July 14, 2014.  Upon the Holders election to convert, the Company shall issue the Holder 100% warrant coverage, with the exercise price being the same offered in the IPO or 125% of the price at which the equity security are sold in the IPO.

Second Conversion Right.  If the Holder does not elect to exercise the First Conversion Right, then the Holder has the right through the maturity date of the Note, December 2016, to convert the principal and accrued interest into common stock at a conversion rate equal to 125% of the price at which equity securities of the Company are sold in the IPO.  Under the terms of this conversion agreement, the Holder will receive 100% warrant coverage under the same terms provided in the First Conversion Rights.

On June 18, 2014, the Holder agreed to convert $1,000,000 of the principal balance outstanding, together with the accrued related interest into common stock upon the completion of the IPO based on the terms described above in the First Conversion Rights.

Convertible Subordinated Notes, due March 2012

In March 2011, the Company issued $1,432,561 in face amount of convertible debt, the “March 2011 Notes”. These notes had a stated interest rate of 6%. The terms of the notes allowed the holders to convert the debt into common stock at any time prior to maturity at conversion rate equal to the lesser of $9.00 per share or 25% below the offering price in the sale of securities in a qualified sale of securities, as defined. Payment of principal and interest on these notes was unsecured and subordinated to senior indebtedness, as defined.  Concurrent with the issuance of these notes, the Company issued warrants to purchase 107,442 shares of Company common stock at $4.00 per share. In July and August 2011, the Company prepaid the majority of these notes and accrued interest. After the prepayment, holders of these notes purchased 124,449 shares of Company stock at $9.00 per share for an aggregate purchase price of $1,120,000. In February 2013 and January 2014 an additional $200,000 and $14,422 was converted into common stock, respectively.  (See Note 12)  As of June 30, 2014, $100,000 of these notes remained outstanding.

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

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Convertible Subordinated Notes, due June 2015

In May 2014 the Company borrowed $330,000 under convertible notes. The notes bear interest at a stated rate of 8% per annum.  The principal amount of the note, along with the accrued interest are both due June 2015.  The terms of these notes include a provision whereby all principal and accrued interest automatically convert into the Company’s common stock upon the successful consummation of an initial public offering (IPO).  If an IPO is completed on or before July 31, 2014, the conversion will be 85% of the per share purchase price at which the Company’s common stock is sold in the IPO reduced to 80% if the Company fails to raise at least $11 million in the IPO.  If the IPO is after July 31, 2014, the conversion price will be at 80% of the IPO offering price, reduced to 75% of the IPO offering price if the Company fails to raise at least $11 million in gross proceeds on the IPO.

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

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

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

Other Information Regarding Debt

The prime interest rate was 3.25% at June 30, 2014 and December 31, 2013.

At June 30, 2014 and December 31, 2013, $0 and $1,675,061 in principal amount of debt was past due, respectively.

As a result of either the short term duration or recency of the financing, the Company believes that the fair value of its outstanding debt approximates market value.

7.     Employee Benefit Plan

The Company has defined contribution 401(k) saving plan covering all employees satisfying certain eligibility requirements.  The plan provides for Company contributions; the Company did not make any contributions for the three and six months ended June 30, 2014 or 2013.

8.     Commitments and Contingencies

Operating Leases

The Company leases approximately 22,000 square feet of office space in Chanhassen, Minnesota.  The lease commenced on May 1, 2012 and extends through August 31, 2016.  In addition to the office space, the Company leases certain office furniture and equipment and IT equipment under operating leases through November 2016.  The Company entered into a lease agreement in April 2014 to lease a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of the acquisition of Select Mobile Money.  The lease commenced on May 1, 2014 and extends through June 30, 2017.   Rent expense under all leases for the three and six months ended June 30, 2014 was $74,526 and $135,577, compared to $73,421 and $143,413 for the same periods in the prior year.

The Company’s office space lease calls for rent increases over the term of the lease. The Company records rent expense on a straight line basis using average rent for the term of the lease. The excess of the expense over cash rent paid is shown as accrued rent.

Total future minimum contractual lease payments for all operating leases are as follows:

Minimum Lease Commitments:

Six months ended December 31, 2014	$190,000
2015	334,000
2016	225,000
2017	21,000
$770,000

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

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

The Company amended the agreement on March 25, 2014, to include an additional financial advisory services company.  Per the terms of the agreement, both investment firms are to provide investment advisory services in connection with raising additional capital for a six month period. The agreement provides for a fixed retainer for advisory services aggregating $100,000 in cash and equity securities. In addition, the agreement provides for a fee based upon the amount of capital raised (the “Agent fee”). The Agent fee is to be paid in cash based upon a percentage and type of the capital raised. The Company has also agreed to sell to the parties to the agreement, at a nominal price, warrants to purchase shares of the Company’s common stock. The number of shares and the exercise price of the warrant are based upon the size and terms of the securities issued.  On June 23, 2014, the Company amended the agreement to have  $100,000 fee be paid 100% in cash.

9.     Income Taxes

Effective January 1, 2014 the Company’s S Corporation election terminated and the Company became subject to Federal and state income taxes. The Company has not included any pro forma income tax information as if the Company were a tax paying entity for the three and six months ended June 30, 2014 and 2013, as any pro forma tax benefit would be offset by a valuation allowance for the related deferred tax asset as it would be more likely than not that the future tax benefits will not be realized.

Prior to 2014 the shareholders of the Company elected to be taxed as an S corporation under the provisions of the Internal Revenue Code and related Minnesota statutes. Under these provisions, the Company did not pay corporate income taxes on its taxable income. Instead, the shareholders were liable for income taxes on their respective share of the Company’s taxable income.

Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of June 30, 2014, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Management believes the Company is subject to income tax examinations since its inception in 2010.

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

           The aggregate purchase price of up to $2,125,000 includes $1,125,000 paid at closing and contingent consideration aggregating up to $1,000,000 based on satisfaction of certain performance related contingencies.  The performance related contingencies are as follows: (1) $375,000 in the event the Company enters into a new master services agreement or other agreement with a party of Visa U.S.A. Inc. or any affiliate of Visa, (2) $250,000 on or before April 15, 2014 upon the Company’s receipt of written confirmation from MoneyGram Payment Systems, Inc. on or before April 14, 2013 that its service is operational pursuant to a previously executed contract between DFI and MoneyGram, and (3) $375,000 upon the Company’s execution of a contract with U.S. Bank on or before August 1, 2014.  The Company received written confirmation from MoneyGram Payment Systems that its service was operational as of April 7, 2014 and the $250,000 was paid in May 2014.  The Company also entered into a master services agreement with Visa U.S.A. Inc. in July 2014 resulting in $375,000 of contingent consideration becoming due.  The Company made a payment to DFI in July 2014 related to the signing of this contract.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Purchase Price:
Cash paid	$1,125,000
Contingent consideration	1,000,000
Total purchase price	2,125,000
Fair Value of Assets Acquired and Liabilities Assumed
Tangible assets acquired:
Property and equipment, net	$4,000
Total tangible assets acquired	4,000
Identified intangible assets acquired:
Customer contracts	1,000,000
Proprietary software	917,000
Total assets acquired in excess of liabilities assumed	1,921,000
Goodwill	204,000
Total purchase price	$2,125,000

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

The following tables set forth the unaudited pro forma results of the Company for the three and six months ended June 30, 2014 and 2013, as if the acquisition had taken place on the first day of the period presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$608,917	$295,237	$1,107,433	$489,677
Net Loss	$(4,246,802)	$(2,535,388)	$(7,852,576)	$(10,075,330)
Basic and diluted net loss per common share	$(0.65)	$(0.57)	$(1.22)	$(2.26)
Weighted average shares - basic and diluted	6,536,602	4,466,487	6,451,619	4,466,487

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

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Goodwill was $204,000 as of June 30, 2014.  The Company will conduct its initial annual goodwill impairment test as of December 31, 2014.  Until this date, the Company will continue to monitor conditions and changes that could indicate an impairment of goodwill.

As of June 30, 2014, the Company determined that no triggering events had occurred since the acquisition date of DGS Business on March 4, 2014 and the Company’s finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

``		June 30, 2014
	Amortizable	(unaudited)
	Period	Gross	Accumulated	Net
	(years)	Assets	Amortization	Assets
Customer Contracts	3-5	$1,000,000	$(74,222)	$925,778
Proprietary Software	3	917,000	(99,027)	817,973
Total identified intangible assets		$1,917,000	$(173,249)	$1,743,751

Amortization expense for identified intangible assets is summarized below:

			Statement of
	Three Months Ended	Six Months Ended	Operations
	June 30, 2014	June 30, 2014	Classification
	(unaudited)	(unaudited)
Customer Contracts	$55,581	74,222	Cost of Revenue
Proprietary Software	76,416	99,027	Cost of Revenue
Total amortization on identified intangible assets	$131,997	173,249

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Based on the identified intangible assets recorded at June 30, 2014, future amortization expense is as follows:

Six months ended December 31, 2014	$294,500
2015	589,000
2016	589,000
2017	160,667
2018	75,000
Thereafter	35,584
$1,743,751

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

On dates up to 30 and 120 days following the merger, additional shares may be issued to those DE2 shareholders immediately prior to the merger, for no additional consideration, such that they will hold 3% of the fully diluted shares outstanding as of those dates.  No additional shares were issued through 120 days following the merger date.  No additional shares were issued through 120 days following the merger date.

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

During the six months ended June 30, 2013 the Company issued 284,000 shares of common stock at $4.00 per share for gross proceeds of $1,136,000.  During the six months ended June 30, 2014, the Company issued 456,486 shares of common stock to the shareholder of DE2 as consideration for completing the reverse merger described above.  In addition, the Company issued a total of 332,028 shares of commons stock to a member of the Board of Directors as part of consideration for the promissory note provided to the Company to finance the acquisition of Select Mobile Money from Device Fidelity.

In February 2013, the Company offered to convert debt, plus accumulated interest, into shares of the Company’s common stock. To encourage conversion the Company agreed to provide the debt holders a 10% share premium. As a result, $6,744,139 of debt and accumulated interest was converted into 1,854,638 shares of common stock and the value of the premium shares of $674,414 was recorded as an expense during the six months ended June 30, 2013.  Included in this conversion is $1.1 million of conversions by a former Director. In June 2013, a lender converted $140,000 of notes into 35,000 shares of common stock.  In January 2014, an additional $986,793 of debt and accumulated interest was converted into 246,867 shares of common stock.  The Company did not provide a share premium to those debt holders that converted in June 2013 or January 2014.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Concurrent with the conversion of the those notes, the Board of Directors determined that it was in the best interest of the Company to adjust the conversion rates for former noteholders that had previously converted or purchased shares at $9.00 per share.  An adjustment was made to reduce their conversion rate or purchase price, as applicable, to $4.00 per share. As a result, the Company issued an additional 427,619 shares with a fair value of $1,710,475 which was recorded in other expense during the six months ended June 30, 2013 in the statement of operations.

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

During the six months ended June 30, 2014, the Company exchanged 19,692 warrants with an exercise price of $4.00 for 3,938 shares of commons stock.  The Company recorded $7,906 in other expense which represents the excess of the fair value of the stock issued and the fair value of the warrants as determined using the Black-Scholes option pricing model.  In addition, the Company issued a total of 332,028 shares of common stock to a Director related to the loan for the Company’s acquisition of Select Mobile Money during the six months ended June 30, 2014.

Warrants

In addition to warrants issued in connection with debt described above, the following are transactions involving issuance of warrants during the six months ended June 30, 2014 and 2013:

In February 2013, the Company issued warrants with a fair value of approximately $205,000 to purchase 281,250 shares of the Company’s common stock at $4.00 per share and expiring November 2017 to a Director for the Director guaranteeing the Senior Secured Note Payable.

In addition to the warrants issued in February 2013 above, and  those issued in connection with debt as described in Note 6, the Company issued warrants to purchase 80,813 shares of common stock with an exercise price of $4.00 in conjunction with other debt, guarantees, issuances of equity and financing costs during the six months ended June 30, 2013. These warrants had a fair value of approximately $116,000.  These warrants were all exchanged for shares in November 2013 described above.

In January 2014, the Company issued detachable warrants to purchase common stock equal to 25% of the principal amounts under the short term notes payable.  The life of the warrants range between three and five years with an exercise price of $3.60.  The total number of warrants issued totaled 821,250 related to a total of $3,285,000 short term notes issued by the Company from March 2013 to February 2014.  Of this total, $2,875,000 or 718,750 warrants relates to two Directors of the Company.  In addition, of the total warrants issued, 302,500 relates to short term notes, which were converted into equity during 2013.  The Company determined the fair value of the warrants to be $573 using the Black-Scholes option pricing model.

In May 2014, the Company entered into an agreement to issue 50,000 five-year warrants to a consulting firm providing professional services upon the completion of an IPO.  An additional 30,000 warrants may be issued upon achieving certain performance goals agreed to between the Company and the consulting firm.  The exercise price of the warrants is set to equal the price of the shares offered in the Company’s IPO. The Company will recognize the fair value of the 50,000 warrants issued in the third quarter of 2014 and the other 30,000 warrants upon achieving the performance goals.

The fair value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions for the six months ended June 30, 2014 and 2013:

Both Periods
(unaudited)
Expected term	1.5 – 5 Years
Expected dividend	0
Volatility	26% – 38%
Risk-free interest rate	0.25% –0.77%

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

As of June 30, 2014, the Company had a total of 1,259,462 warrants outstanding with a weighted average exercise price of $3.11 and a weighted average life of 3.83 years.

13.   Equity Incentive Plan

On February 9, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (2010 EIP).  The plan was approved by our shareholders.  Participants in the plan include our employees, officers, Directors, consultants, or independent contractors who our compensation committee determines shall receive awards under the plan.  As of June 30, 2014, the number of shares of common stock reserved for issuance under the plan is 625,000 shares.  On February 12, 2014, the Board of Directors approved the assumption of the 2010 EIP as part of the reverse merger; however it was agreed that no new grants would be made from this plan.  On this date the Board of Directors approved the adopted 2014 Equity Incentive Plan (2014 EIP) with an aggregate of 1,524,327 shares of common stock, $0.0001 par value per share.  The plan will be administered by the Company’s Board of Directors or an authorized committee.  The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant incentives for up to 100,000 common shares to new employees of the Company who are not officers of the Company during each fiscal year.  Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares.  Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors.  No person is eligible to receive grants of stock options and SARs under the plan that exceed, in the aggregate, 100,000 shares of common stock in any one year.  The term of each stock option shall be determined by the board or committee, but shall not exceed ten years.  Vested stock options may be exercised in whole or part by the holder giving notice to the Company.  Options under the plan may provide for the holder of the option to provide payment for the exercise price of surrender shares equal to the exercise price.  The plan expires on February 12, 2020.  Options granted to employees generally vest over three years. Stock awards granted to non-employee Directors generally vest 50% on the grant date and 50% on the first anniversary of the date of the grant. Options expire five years from the date of grant.

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

During the six months ended June 30, 2013, the Company originally issued options to purchase 277,000 shares with an exercise price of $4.00 per share and an aggregate fair value of approximately $250,381. Of those options, options issued to executive management to purchase 251,875 shares were 100% vested immediately.

In April 2014, the Company issued 110,000 options to an executive at an exercise price of $4.00.  The Company determined the fair value of the options to be $93,089 using the Black-Scholes option pricing model and is being expensed one third on date of grant and the other two thirds over the two anniversary periods.  As of June 30, 2014, the Company had a total of 110,000 options granted from the 2014 EIP plan.  As of this date, the 2010 EIP had outstanding stock options issued to employees totaling 257,167.  The Company had also issued outside of the EIP plans 495,000 options to purchase shares of Company common stock to Directors, certain officers and business consultants.

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three and six months ended June 30, 2014 and 2013 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock-based compensation costs included in:
Cost of revenue	$1,571	$(2,355)	$3,746	$(2,379)
Sales and marketing expenses	2,226	3,903	4,017	57,332
Research and development expenses	1,314	5,787	3,379	44,656
General and administrative expenses	33,588	90,068	74,067	435,764
Total stock-based compensation expense	$38,699	$97,403	$85,209	$535,373

 As of June 30, 2014 the total compensation cost related to nonvested options awards not yet recognized was $171,209. That cost will be recognized over a weighted average period of fourteen months. There were no options exercised during both the three and six months ended June 30, 2014 or June 30, 2013.

The estimated fair values of stock options granted and assumptions used for the Black-Scholes-Merton option pricing model were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Estimated Fair Value	$93,089	$16,315	$93,089	$250,381
Options Granted	110,000	18,250	110,000	277,000
Expected Term	3 Years	3 Years	3 Years	3 Years
Expected Dividend	0%	0%	0%	0%
Volatility	29.4%	31% to 33%	29.4%	31% to 33%
Risk Free Interest Rate	.88%	0.34% to 0.58%	.88%	0.34% to 0.58%

 The Company calculates the estimated expected life based upon historical exercise data. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options.  The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded for periods prior to its public offering.  The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

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

CACHET FINANCIAL SOLUTIONS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

14.   Related Party Transactions

Balances with related parties consisting of members of the Board of Directors (collectively Affiliates) for borrowings and warrants were as follows:

	As of
	June 30, 2014	December 31, 2013
	(unaudited)	(audited)
Debt held by related parties	$7,190,000	$2,362,561
Warrants held by related parties	718,750	942

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest paid to related parties	$-	$-	$-	$125,000
Related party interest expense	$1,073,370	$16,255	$1,381,848	$60,317

15.   Concentrations

The Company continues to rely on vendors to provide technology and licensing components that are critical to its RDC solution.

16.   Subsequent Events

Completion of Initial Public Offering and Additional Borrowing

On July 2, 2014, the Company borrowed an additional $50,000 from a lender under the terms of the convertible debt due December 2016 (see Note 6 “Financing Arrangements”).  The funds were used for general working capital purposes.

On July 14, 2014, the Company completed an initial public offering in which a total of 4,500,000 shares of common stock were issued at $1.50 resulting in gross proceeds of $6,750,000.   The proceeds net from the offering were approximately $5.5 million, after deducting commissions and approximately $900,000 in offering costs.  As part of the offering, the Company converted approximately $6.3 million of existing indebtedness, including accrued interest of approximately $307,000 into 5,139,167 shares of common stock and issued 3,399,278 warrants with an exercise price of $1.875 and a life of five-years.  After the repayment of the debt related to the Company’s acquisition of Select Mobile Money and other short-term borrowings that became due upon completion of the IPO, the Company’s available cash for operations as of this date totaled $2.3 million.  After paying existing trade payables owed as of this date, the Company had approximately $1.0 million for working capital.  On July 30, 2014, the Company entered into a commitment agreement with two members of the Board of Directors which provide unrestricted access to $2.5 million promissory notes in the event the Company does not have enough operating funds through December 31, 2014.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Resultsof Operations

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

In 2012, we began to increase our client base, adding clients that are expected to generate the transaction volume-based revenue that the Company’s business model is based upon. While they are expected to continue to increase, revenues from transaction volume has not yet grown to the level needed to support our current cost structure.  As a result, we have incurred operating losses since inception. The operating losses, combined with the financing and interest costs, have resulted in cumulative losses through June 30, 2014 of $43.7 million since inception.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no significant changes to these accounting policies during the six months ended June 30, 2014.

Results of Operations

Three and Six Months Ended June 30, 2014 Compared to Three and Six Months Ended June 30, 2013

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

Three Months Ended
	(unaudited)
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2014	revenue	2013	revenue	(Decrease)	(Decrease)

Revenue	$608,917	100.0%	$276,527	100.0%	$332,390	120.2%
Cost of revenue	716,765	117.7%	666,151	240.9%	50,614	7.6%
Gross loss	(107,848)	-17.7%	(389,624)	-140.9%	281,776	-72.3%
Sales and marketing expenses	657,927	108.0%	496,260	179.5%	161,667	32.6%
Research and development expenses	658,734	108.2%	214,915	77.7%	443,819	206.5%
General and administrative expenses	1,138,038	186.9%	846,660	306.2%	291,378	34.4%
Total operating expenses	2,454,699	403.1%	1,557,835	563.4%	896,864	57.6%
Operating loss	(2,562,547)	-420.8%	(1,947,459)	-704.3%	(615,088)	31.6%
Interest expense	1,731,755	284.4%	885,731	320.3%	846,024	95.5%
Other (income) expense	(47,500)	-7.8%	(53,763)	-19.4%	6,263	-11.6%
Net loss	$(4,246,802)	-697.4%	$(2,779,427)	-1005.1%	$(1,467,375)	52.8%

Six Months Ended
	(unaudited)
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2014	revenue	2013	revenue	(Decrease)	(Decrease)

Revenue	$1,085,399	100.0%	$470,734	100.0%	$614,665	130.6%
Cost of revenue	1,335,294	123.0%	1,290,804	274.2%	44,490	3.4%
Gross loss	(249,895)	-23.0%	(820,070)	-174.2%	570,175	-69.5%
Sales and marketing expenses	1,192,148	109.8%	1,208,241	256.7%	(16,093)	-1.3%
Research and development expenses	1,010,806	93.1%	501,055	106.4%	509,751	101.7%
General and administrative expenses	2,156,228	198.7%	1,948,650	414.0%	207,578	10.7%
Total operating expenses	4,359,182	401.6%	3,657,946	777.1%	701,236	19.2%
Operating loss	(4,609,077)	-424.6%	(4,478,016)	-951.3%	(131,061)	2.9%
Interest expense	2,496,701	230.0%	2,033,851	432.1%	462,850	22.8%
Inducement to convert debt and warrants	7,906	0.7%	674,414	143.3%	(666,508)	-98.8%
Share price / Conversion adjustment	-	0.0%	1,710,475	363.4%	(1,710,475)	-100.0%
Other expense	5,001	0.5%	31,475	6.7%	(26,474)	-84.1%
Net loss	$(7,118,685)	-655.9%	$(8,928,231)	-1896.7%	$1,809,546	-20.3%

Revenues

Revenues during the three months ended June 30, 2014 increased 120% or $332,390 to $608,917, when compared to the same period in the prior year. The increase was primarily due to an overall increase in mobile RDC transactions processed which totaled 834,217 during the second quarter of 2014, representing an increase of 160% or 513,358 from the same period in the prior year. The increase was attributable to an overall increase in the number of banks and credit unions which were “active” customers, meaning that they have implemented the RDC software enabling the processing of customer transactions. As of June 30, 2014, we had entered into agreements to provide our RDC technology with approximately 285 banks and credit unions, of which 185 were active. This compares to a total of 185 signed agreements, of which 81 were active as of June 30, 2013. Approximately 70% our revenue was generated from transactional volume fees and other support services. The remaining 30% was from implementation fees that are recognized over the lives of our contracts with financial institutions. As expected, as more clients have implemented the RDC technology they begin to process more significant RDC transaction volumes and therefore, the mix of revenues has shifted to transactional volume fees from implementation fees. Although our revenue generated from our acquisition of Select Mobile Money was not material during the three and six months ended June 30, 2014, we believe it will be a growing part of our business in the second half of 2014 and beyond. During the second quarter of 2014, we announced the launch of our first Select Mobile Money offering with Navy Federal Credit Union, which is the world’s largest credit union. Our technology is part of a program designed to offer their members a money management tool geared towards students called Visa Buxx. Our Mobile Money application allows student card holders to view balances, request money from their parents through SMS, email or in-app notification, and use the locator feature to easily locate the nearest branch or ATM. In addition, the parents will also have the ability to monitor their teens’ transactions, current balances, transfer funds directly from their Navy Federal debit and credit card, and have the ability to suspend the card. Also during the second quarter of 2014, we announced the signing of a contract with FirstView, LLC, a prepaid debit card program manager and processor to provide our prepaid mobile application to their cardholders. We anticipate the first of several programs will begin to be launched by the end of 2014. Since a significant portion of the revenue we expect to generate from these programs will depend on the number of active users as well as fees earned through the reloading of the prepaid cards, ATM withdrawals and the transfer of money, we are currently unable to determine the overall impact these programs will have to our future revenues.

Revenue during the first half of 2014 totaled $1,085,399, representing an increase of 131% or $614,665, when compared to the same period in the prior year. The increase was primarily due to an overall increase in mobile RDC transactions, which totaled 1,547,799 during the first half of 2014, compared to 532,995 for the same period in the prior year. The primary reason for the increase in transaction is due to the overall increase in the number of active customers that existed at June 30, 2014, which totaled 185, compared to 85 at June 30, 2013.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2014 was $716,765, an increase of 8% or $50,614, compared to the same period in the prior year. Cost of revenues for the first half of 2014 totaled $1,335,294, representing an increase of 3% or $44,490, compared to the first half of 2013. The increase for both periods presented was primarily due to an increase in amortization expense associated with the intangible assets acquired as part of the Select Mobile Money acquisition in March 2014. During the second quarter and first half of 2014, we recognized amortization expense of $131,997 and $173,249, respectively. Partially offsetting these increases was an overall decrease in contract resources incurred to support our data center operation of $94,884 and $128,137 when comparing the three and six months of 2014 to the same period in the prior year. Cost of revenue consists primarily of our costs of deploying and supporting the RDC capability. We believe that our as our RDC services revenue continues to grow, our cost of revenue will remain relatively fixed as part of providing these services. As a result of our investment in fixed costs to support current and expected future operations, and the relatively early stage of recurring revenue generation, the reported gross loss may not be representative of our operating model. Similar to our revenue expectations, the dollar amount of our variable component of our cost of revenue is expected to increase as transaction volume increases and we pay volume-based costs. We also expect to continue to gain leverage on the fixed portion of our cost of operations as more clients are brought online and generating revenue through RDC transactions.

Operating Expenses

Our operating expenses increased 58% or $896,864 to $2,454,699 for the three months ended June 30, 2014 compared to the same period in the prior year.  Our operating expenses during the first half of 2014 totaled $4,359,182, representing an increase of 19% or $701,236 when compared to the first half of 2013.

Sales and Marketing

Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses increased 33% or $161,667 to $657,927 for the three months ended June 30, 2014 compared to the same period in the prior year. The increase in sales and marketing expense was primarily due an increase in expense related to tradeshows and other marketing programs of $131,125 when comparing the second quarter of 2014 to the same period in the prior year. Employee related travel expenses were also higher by $24,502 for the three months ended June 30, 2014 compared to the same period in the prior year. Sales and marketing expenses during the first half of 2014 declined 1% or $16,093 to $1,192,148 when compared to the first half of 2013. An overall decline in employee compensation and related expense of $93,443 during the six months ended June 30, 2014 when compared to the same period in the prior year as a result of few headcount was offset by an increase in tradeshows and other marketing related expenses of $70,277. Stock compensation expense was $2,226 and $4,047 for the three and six months ended June 30, 2014 compared to $3,903 and $57,332 for the same periods in the prior year. We continue to focus our efforts to maximize return on investment by attending many of the leading industry tradeshows, as we believe our presence is necessary to attract and retain new customers. We traditionally incur higher levels of tradeshow expenditures during the first and fourth quarters of our fiscal year compared to the second and third. We currently anticipate our sales and marketing costs will be higher for the full year 2014 relative to 2013 as we continue to hire new sales employees in an effort to increase our revenues for both our RDC business as well as promoting our new prepaid mobile wallet offering as part of the Select Mobile Money acquisition. We may also see an increase in sales and marketing costs as a result of higher levels of commission expense resulting from an increase in our revenue.

Research and Development

Research and development expenses include salaries, employee benefits, stock-based compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for the three months ended June 30, 2014 increased 207% or $443,819 to $658,734 when compared to the same period in the prior year. Our research and development expense during the first half of 2014 totaled $1,010,806 representing an increase of $509,751 or 102% when compared to the first half of 2013. The increase for both periods presented was primarily due to an overall increase in the number of software developers who were either employees of the company or full-time contractors all focused on continuing to develop new features and solutions to help differentiate our service offerings in the marketplace. During the second quarter of 2014 we released our initial version of Select Business designed specifically for providing our RDC technology to banks and credit unions’ merchant customers. We currently plan to release a full general availability version of this application during the second half of 2014. Excluding stock compensation expense, our employee compensation, contractor costs and related expenses increased $386,832 and $482,552 when comparing the three and six months ended June 30, 2014 to the same periods in the prior year. As of June 30, 2014, we had a total of 25 research and development employees and full-time contractors, compared to 9 as of June 30, 2013. Of the increase, 9 employees and full-time contractors were added as part of the Select Mobile Money acquisition on March 4, 2014. Included in research and development expense was stock compensation expense of $1,314 and $3,379 for the three and six months ended June 30, 2014 compared to $5,787 and $44,656 for the same periods in the prior year. We believe our research and development expenses will be higher for the full year of 2014 relative 2013 as a result of the additional employees and full-time contractors.

General and Administrative

General and administrative expenses include the salaries, employee benefits, stock-based compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses increased 34% or $291,378 to $1,138,038 for the three months ended June 30, 2014, when compared to the same period in the prior year. The increase when comparing the three months ended June 30, 2014 to 2013 was due to high levels of professional fees incurred primarily associated completing the reverse merger and public company expenses. Total professional fees for the three months ended June 30, 2014 totaled $412,537 compared to $176,570. Partially offsetting this increase was a decline in stock compensation expense of $56,480 when comparing the three months ended June 30, 2014 to 2013. Our general and administrative expenses during the first half of 2014 totaled $2,156,228 representing an increase of $207,578 or 11% when compared to the first half of 2013. The increase when comparing the first half of 2014 to the first half of 2013 was primarily due to an overall increase in professional fees of $443,146 for the reasons described above. Excluding stock compensation expense, our employee compensation and related costs also increased $140,867 when comparing the first half of 2014 to the first half of 2013. Partially offsetting these increases was a decline in stock compensation of $361,697 as a result of a higher number of shares granted in 2013 with immediate vesting, as well as the compensation cost attributable to the reduction in the exercise price of certain previously granted options. Included in general and administrative expense was stock compensation expense for the three and six months ended June 30, 2014 of $33,588 and $74,067, compared to $90,068 and $435,764 for the same periods in the prior year. We believe our general and administrative costs will be higher for the full year of 2014 relative to 2013 as we anticipate incurring additional professional fees related to the ongoing requirements of a public company and also the anticipated costs associated with completing capital raises.

Interest Expense

Interest expense for the three and six months ended June 30, 2014 was $1,731,755 and $2,496,701 compared to $885,731 and $2,033,851 for the same periods in 2013. The increase was primarily driven an overall increase in the level of indebtedness as of June 30, 2014 compared to June 30, 2013. As of June 30, 2014, our total principal and accrued interest outstanding was $14 million compared to $10 million as of June 30, 2013. Of the debt outstanding as of June 30, 2014, $1.5 million related to the acquisition of Select Mobile Money in March 2014. As part of this loan we entered into with one of our Directors, we agreed to issue common stock equal to 12.5% of the principal amount on the issuance date and 3.125% of the principal amount each success fifth business day so long as any portion of the principal is outstanding. In addition, the initial interest rate of 24% increased to 48% in April as the loan was outstanding. Interest expense associated with this note for the three and six months ended June 30, 2014 totaled $786,909 and $1,001,039 of which $609,375 and $796,875 related to the fair value of common stock to be issued in April 2014 as part of the agreement. In addition, we recognized $373,134 and $1,000,000 for the three and six months ended June 30, 2014 of interest expense associated with agreeing to issue $1 million of our common stock as part of being granted an extension of our senior secured note to May 12, 2014. We amortized the $1 million of cost as interest expense through the new maturity date of the note.

We also recorded a fair value adjustment related to the outstanding warrants issued to our senior debt holder resulting in a $7,000 and $100,000 decrease in interest expense when comparing the three and six months ended June 30, 2014 to the same periods in the prior year.

Other Non-Operating Expense (income)

Other non-operating income during the three months ended June 30, 2014 and 2013 totaled $47,500 and $53,763, respectively. Compared to other non-operating expense $12,907 and $2,416,364 for the first half of 2014 and 2013. Other non-operating income recognized during the three months ended June 30, 2014 and 2013 relates to previously accrued banking fees and finder fees associated with debt and equity raising activities that were not completed. During the first half of 2013, we recorded $2.4 million in charges for the excess of the fair value of common shares issued in the conversions of debt and warrants into common stock. Specifically these non-cash charges include, a $674,000 related to shares issued as consideration to incent noteholders to convert their debt to equity and in conjunction with that conversion, approximately $1.71 million related to the issuance of shares to adjust the conversion rate of previously converted debt.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition. At June 30, 2014 we had $29,465 in cash and cash equivalents. Our cash and cash equivalent balances consist of cash and short-term money market instruments. Our financial condition and prospects critically depend on our access to financing in order to continue funding operations. During the first half of 2014 the cash used in operating activities was approximately $4.7 million, an increase of $1.2 million during the same period in the prior year. Much of our cost structure arises from personnel and related costs and therefore is not presently subject to significant variability. We have historically utilized borrowings from accredited investors, including affiliates, to fund our working capital needs. During the six months ended June 30, 2014, we increased our net borrowings by approximately $6.0 million to fund our operations and complete the acquisition of Select Mobile Money. In July 2014 we completed an initial public offering in which a total of 4.5 million shares of common stock were issued at $1.50 resulting in gross proceeds of $6.8 million. The proceeds net from the offering were approximately $5.5 million, after deducting commissions and approximately $900,000 in offering costs. As part of the offering, we converted approximately $6.3 million of existing indebtedness into 5.1 million shares of common stock and issued 3.4 million warrants with an exercise price of $1.875 and a life of five-years. After the repayment of the debt related to our acquisition of Select Mobile Money and other short-term borrowings that became due upon completion of the IPO, our available cash for operations as of this date totaled $2.2 million. After paying existing trade payables owed as of this date, we had approximately $1.0 million for working capital. On July 30, 2014, we entered into a commitment agreement with two members of our Board of Directors which provides unrestricted access to $2.5 million promissory note in the event we do not have enough funds to operate our business through December 31, 2014. Although we will require additional funds to continue our operations beyond December 31, 2014, we believe the funds raised in the public offering and the funds available under the above mentioned July 30, 2014 agreement will be sufficient to allow us to continue operating through December 31, 2014.

Cash Flow

Operating Activities

Net cash used in operating activities for the first half of 2014 ended June 30, 2014 was approximately $4.7 million compared to approximately $3.6 million for the same period in the prior year. Our net loss during the six months ended June 30, 2014 was approximately $7.1 million or approximately $1.8 million less when compared to the same period in 2013, although when adjusted for non-cash charges in our statement of operations, our cash flow from operations before changes in working capital decreased by $100,207 compared to six months ended June 30, 2013. Changes in working capital included a decrease in accounting receivable of $17,548 compared to an increase of $356,192. The significant increase in accounts receivable during the first half of 2013 was primarily due to billing a reseller $200,000 in advance for us providing our RDC technology to their future customers. Deferred commissions increased during the first half of 2014 and 2013 by $68,866 and $142,486, respectively, as a result of an overall increase in revenues during these periods. Prepaid expenses increased $111,196 during the first half of 2014 as a result of costs associated with our Initial Public Offering we completed in July 2014. This compares to a decrease of $97,804 for the same period in the prior year as a result of expensing annual software and hardware support contracts over the period the services are provided and the amortization of prepaid software licenses. Other changes in working capital included an increase in deferred revenue to $66,452 for the six months ended June 30, 2014 as compared to $604,869 for the same period in 2013. The increases in both periods were primarily due to receipt of implementation and prepaid transaction fees associated with new clients for both periods presented. Accrued expenses also increased during the six months ended June 30, 2014 and 2013 by $41,669 and $133,491, respectively, primarily as a result of an increase in accruals for various related operating costs incurred but unpaid at the end of both periods presented. Accrued interest expense declined during the first half of 2014 $487,778 compared to an increase of $978,617 for the same period in the prior year. The decrease in accrued interest for the first half of 2014 was primarily due to the payoff of accrued interest owed to our senior debt lender. The amount of accrued interest paid to our senior debt lender during the first half of 2014 totaled $1.2 million, which was partially offset by the increase in accrued interest owed on the $1.5 million loan used to purchase Select Mobile Money and other short-term borrowings. The increase in accrued interest expense during the first half of 2013 was primarily due to the accrual of a payoff premium of $750,000 provided to our senior debt lender, along with an increase in accrued expense recognized on our other debt that remained outstanding. Accounts payable balance increased during the first half of 2014 by $700,662 compared to a decrease of $86,647 for the same period in the prior year. The primary reason for the increase during the first half was due to an overall increased level of invoices owed to our outside legal and accounting firms. These services included completing the reverse merger, our annual audit, providing legal defense regarding a potential trademark infringement as well as costs associated with completing our Initial Public Offering.

Investing Activities

 Purchases of fixed assets during the six months ended June 30, 2014 and 2013 were not significant as most of the technology assets needed to support current business needs were in place by the end of 2012. Additional cash used in investing activities during the six months ended June 30, 2014, included $1.375 million related to the acquisition of Select Mobile Money.

Financing Activities

Net of debt issuance costs, our borrowings during the six months ended June 30, 2014 and 2013 totaled approximately $8.2 million and $2.7 million, respectively. Of the approximately $8.2 million borrowed during the first half of 2014, $1.35 million of the funds were used to fund our acquisition of Select Mobile Money and $375,000 was used for working capital. During the six months ended June 30, 2014, we repaid $1.6 million of principal owed under our senior secured financing arrangement and $300,000 owed under the secured convertible notes outstanding. In addition, during six months ended June 30, 2014, we repaid the entire outstanding installment note balance of $137,383 and the bank issued a new note for a total of $330,020. During the first six months of 2014, we have made additional principal payments against this loan totaling $25,583 compared to $45,219 during the same period in the prior year. We also paid debt issuance fees totaling $86,348 and $109,500 during the first half of 2014 and 2013, respectively. During the first half of 2013, we issued shares of common stock and received net proceeds of $1,197,550. Proceeds from these debt and equity financings were used to fund cash used in operating activities as well as repay certain debt.

Debt and Capital Resources. Since inception in February 2010, we have raised capital to support operating losses incurred in development of our RDC capability infrastructure, the marketing expenses to increase our client base and the general and administrative functions to support our planned growth.  Our net losses from inception through June 30, 2014 of $43.7 million have been funded primarily through the issuance of debt and warrants and borrowings under our senior secured financing agreement.

Additionally, we entered into a borrowing arrangement with Trooien Capital LLC under which an amendment allows for us to request additional advances under to fund the refinancing of senior debt due and owing to Michaelson Capital Partners LLC.   During the first half of 2014, we repaid Michaelson Capital Partners LLC a total of $2.8 million of principal and and accrued interest through advances from Trooien Capital, leaving a remaining amount owed of $150,660, which was repaid on July 31, 2014.  As of August 12, 2014, the total principal amount of advances made against the $4.0 million facility we have with Trooien Capital was $3.3 million.  In addition, we borrowed against the entire $1.5 million line-of-credit provided by one of our Board of Directors in May 2014.  We also have a loan with a commercial bank that is due on demand or if no demand is made, it will be repaid in monthly installments.

On July 14, 2014, we completed an initial public offering in which a total of 4,500,000 shares of common stock were issued at $1.50 resulting in gross proceeds of $6,750,000. The proceeds net from the offering were approximately $5.5 million, after deducting commissions and approximately $900,000 in offering costs. As part of the offering, we converted approximately $6.3 million of existing indebtedness into 5,139,167 shares of common stock and issued 3,399,278 warrants with an exercise price of $1.875 and a life of five-years. After the repayment of the debt related to our acquisition of Select Mobile Money and other short-term borrowings that became due upon completion of the IPO, our available cash for operations as of this date totaled $2.3 million. After paying existing trade payables owed as of this date, we had approximately $1.0 million for working capital. On July 30, 2014, we entered into a commitment agreement with two members of our Board of Directors which provide unrestricted access to $2.5 million promissory notes in the event we do not have enough operating funds through December 31, 2014. Although we will require additional funds to continue beyond December 31, 2014, we believe the funds raised in the public offering and the funds available under the above mentioned July 30, 2014 agreement will be sufficient to allow us to continue operations through December 31, 2014.

Contractual Obligations and Commitments

Although we have no material commitments for capital expenditures, nor do we anticipate any significant expenditures for the remainder of 2014.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of June 30, 2014 or December 31, 2013.

Recent Accounting Developments

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The core principle of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which we expect to be entitled in exchange for those goods or services. The ASU may also result in enhanced disclosures about revenue. For public entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Due to the recent date of issuance for this ASU, we are currently evaluating what impact, if any, the pronouncement will have on our disclosures, financial position or results from operations.

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

As of June 30, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, we concluded our disclosure controls and procedures are ineffective as of June 30, 2014 in as much as we have identified the following:

I.	The Company has identified a material weakness related to the proper financial reporting requirements under Generally Accepted Accounting Principles (GAAP).
II.
The Company has identified several significant deficiencies, including proper review and approval of corporate credit cards, segregation of duties and also initiating, authorizing and recording general journal entries.

We are currently in the process of engaging an outside firm to assist in our review and documentation of our internal controls over financial reporting.  As part of the engagement, the outside firm will be testing our controls to assess the effectiveness to ensure they are operating as design.  We currently believe the controls we are implementing by the end of fiscal year 2014 will remediate the material weakness related to proper financial reporting requirements under GAAP and other significant deficiencies referred to above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.    Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1
Amendment No. 1 to Loan and Security Agreement with Trooien Capital, LLC, dated effective as of May 1, 2014 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on May 7, 2014).

10.2	Revolving Line of Credit Note in favor of Michael J. Hanson, dated as of May 7, 2014 (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed on May 7, 2014).
10.3
Unsecured Convertible Promissory Note in principal amount of $150,660 in favor of Michaelson Special Finance Fund, LP, dated as of May 30, 2014 (incorporated by reference to Exhibit 10.22 to Registration Statement on Form S-1/A filed June 2, 2014).

10.4	Letter Amendment to Promissory Notes with Trooien Capital, LLC dated as of May 12, 2014 (incorporated by reference to Exhibit 10.23 to Registration Statement on Form S-1/A filed June 2, 2014).
10.5
Conversion Agreement with Michael J. Hanson, James L. Davis and Trooien Capital, LLC dated June 18, 2014 (incorporated by reference to Exhibit 10.24 to Registration Statement on Form S-1/A filed on June 23, 2014).

10.6	Form of Demand Promissory Note in principal amount of $350,000 (incorporated by reference to Exhibit 10.25 to Registration Statement on Form S-1/A filed on June 23, 2014).
10.7	Letter Agreement with Michael J. Hanson and James L. Davis dated June 25, 2014 (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1/A filed on June 25, 2014).
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CACHET FINANCIAL SOLUTIONS, INC.

Date: August 12, 2014	By:	/s/ Darin P. McAreavey
Darin P. McAreavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)
and Duly Authorized Officer of Cachet Financial Solutions, Inc.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financials in XBRL Format