Form 10-Q
period 2014-09-30
CACHET FINANCIAL SOLUTIONS, INC.
filed 2014-11-13
CIK 1487906

w.wwgoo

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the Quarterly Period ended September 30, 2014

or

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

As of November  13, 2014, there were 17,021,893 shares of our common stock, $0.0001 par value per share, outstanding.

Cachet Financial Solutions, Inc.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1.    Financial Statements

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2014	December 31, 2013
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$652,124	$150,555
Accounts receivable, net	441,808	329,557
Deferred commissions	82,200	62,732
Prepaid expenses	416,897	487,659
TOTAL CURRENT ASSETS	1,593,029	1,030,503

PROPERTY AND EQUIPMENT, net	239,978	353,420
GOODWILL	204,000	-
INTANGIBLE ASSETS, NET	1,584,250	-
DEFERRED COMMISSIONS	109,145	101,468
DEFERRED FINANCING COSTS	68,797	107,936
TOTAL ASSETS	$3,799,199	$1,593,327

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$836,757	$937,200
Accrued expenses	596,681	153,113
Accrued interest	180,673	1,953,502
Deferred revenue	721,210	510,319
Current portion of long-term debt	1,530,046	3,170,672
TOTAL CURRENT LIABILITIES	3,865,367	6,724,806

LONG TERM DEBT, net of current portion	2,566,486	3,933,253
WARRANT LIABILITY	238,454	309,000
DEFERRED REVENUE	434,780	401,758
ACCRUED INTEREST	100,717	95,270
ACCRUED RENT	34,833	61,482
TOTAL LIABILITIES	7,240,637	11,525,569

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Convertible preferred stock, $.0001 Par Value, 20,000,000 shares authorized, 610,000 and 0 shares issued and outstanding	61	-
Common shares, $.0001 Par Value, 500,000,000 shares authorized, 17,021,893 and 5,625,957 issued and outstanding	1,702	563
ADDITIONAL PAID-IN-CAPITAL	45,434,096	26,668,258
ACCUMULATED DEFICIT	(48,877,297)	(36,601,063)
TOTAL SHAREHOLDERS' DEFICIT	(3,441,438)	(9,932,242)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$3,799,199	$1,593,327

See accompanying Notes to the Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
REVENUE	$855,631	$303,533	$1,941,030	$774,267

COST OF REVENUE	829,878	617,223	2,165,172	1,908,027
GROSS PROFIT (LOSS)	25,753	(313,690)	(224,142)	(1,133,760)

OPERATING EXPENSES
Sales and Marketing	777,564	447,887	1,969,712	1,656,128
Research and Development	731,433	232,450	1,742,239	733,505
General and Administrative	843,319	955,072	2,999,547	2,903,722
TOTAL OPERATING EXPENSES	2,352,316	1,635,409	6,711,498	5,293,355

OPERATING LOSS	(2,326,563)	(1,949,099)	(6,935,640)	(6,427,115)

INTEREST EXPENSE	2,500,678	346,656	4,997,379	2,380,507

INDUCEMENT TO CONVERT DEBT AND WARRANTS	370,308	-	378,214	674,414

SHARE PRICE / CONVERSION ADJUSTMENT	-	-	-	1,710,475

OTHER (INCOME) EXPENSE	(40,000)	1,238	(34,999)	32,713
NET LOSS	(5,157,549)	(2,296,993)	(12,276,234)	(11,225,224)

LESS: CUMULATIVE UNPAID PREFERRED DIVIDENDS	(1,203)	-	(1,203)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(5,158,752)	$(2,296,993)	$(12,277,437)	$(11,225,224)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	15,545,567	4,126,248	9,413,335	3,579,332

Net loss per common share - basic and fully diluted	$(0.33)	$(0.56)	$(1.30)	$(3.14)

See accompanying Notes to the Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013

OPERATING ACTIVITIES
Net loss	$(12,276,234)	$(11,225,224)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount/amortization of financing costs	2,284,549	1,016,039
Accrued debt related costs	1,890,623	-
Change in fair value of warrant liability	(65,546)	39,000
Depreciation and amortization of intangibles	500,818	290,362
Stock compensation	151,574	622,401
Warrants issued for professional services	20,611	-
Amortization of deferred commissions	74,468	65,736
Debt/warrant inducement and share price adjustment	378,214	2,384,889
	(7,040,923)	(6,806,797)
Changes in operating assets and liabilities:
Accounts receivable	(112,250)	(177,592)
Deferred commissions	(101,613)	(171,986)
Prepaid expenses	70,762	39,033
Accounts payable	(100,444)	192,524
Accrued expenses	41,919	101,360
Accrued interest	(669,915)	1,223,396
Deferred revenue	243,914	655,357
Net cash used in operating activities	(7,668,550)	(4,944,705)

INVESTING ACTIVITIES
Purchase of fixed assets	(50,626)	(80,379)
Cash paid for acquisition	(1,750,000)	-
Net cash used in investing activities	(1,800,626)	(80,379)

FINANCING ACTIVITIES
Proceeds from issuance of notes and warrants	8,362,000	4,078,499
Repayment of notes	(4,813,160)	-
Issuance of shares of common stock, net of costs	5,529,566	1,197,550
Issuance of shares of convertible preferred stock, net of costs	839,300	-
Payment of debt issuance costs	(88,098)	(186,052)
Repayment of bank borrowing	(188,883)	(68,223)
Proceeds from bank borrowing	330,020	-
Net cash provided by financing activities	9,970,745	5,021,774

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS	501,569	(3,310)
CASH AND CASH EQUIVALENTS
Beginning of period	150,555	82,969
End of period	$652,124	$79,659

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,540,040	$140,355

NONCASH FINANCING TRANSACTIONS
Conversion of debt and interest to equity	7,288,025	6,757,876
Debt issuance costs in exchange for notes and warrants	—	267,402
Conversion of accrued interest to note payable	150,660	43,332

See accompanying Notes to the Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited)

	Convertible Preferred Stock		Common Stock		Additional	Accumulated	Total Shareholders'
	Shares	Amount	Shares	Amount	Paid-In-Capital	Deficit	Deficit

Balance December 31, 2013	-	$-	5,625,957	$563	$26,668,258	$(36,601,063)	$(9,932,242)
Conversion of debt and interest into shares	-	-	5,386,036	538	7,287,487	-	7,288,025
Common stock issued for debt issuance - Related Party	-	-	382,809	38	890,586	-	890,624
Issuance of common stock, net of costs	-	-	4,500,000	450	5,529,116	-	5,529,566
Issuance of common stock related to debt modifications	-	-	666,667	67	999,933	-	1,000,000
Issuance of convertible preferred stock, net of costs	610,000	61	-	-	839,239	-	839,300
Warrant exchange	-	-	3,938	-	7,906	-	7,906
Warrants issued as inducement for debt conversion to equity	-	-	-	-	370,308	-	370,308
Issuance of warrants for professional services	-	-	-	-	20,611	-	20,611
DE acquisition 2, Inc. reverse merger	-	-	456,486	46	(88,190)	-	(88,144)
Beneficial conversion feature for convertible notes payable	-	-	-	-	2,757,268	-	2,757,268
Stock compensation expense	-	-	-	-	151,574	-	151,574
Net loss	-	-	-	-	-	(12,276,234)	(12,276,234)
Balance September 30, 2014	610,000	$61	17,021,893	$1,702	$45,434,096	$(48,877,297)	$(3,441,438)

See accompanying Notes to the Condensed Consolidated Financial Statements.

1.Nature of Operations and Summary of Significant Accounting Policies

Nature of Business and Operations Overview

Cachet Financial Solutions, Inc. (the “Company” or “Cachet”) is a provider of technology solutions and services to the financial services industry.  The Company’s solutions and services enable its clients—banks, credit unions and other types of financial institutions or financial service organizations—to provide their customers with remote deposit capture technology (“RDC”) and related services. The Company’s cloud based Software as a Service (“SaaS”) RDC solutions allow customers to scan checks remotely through their smart phones or other devices and transmit the scanned, industry compliant images to a bank for posting and clearing.  In addition, the Company’s offerings include a mobile wallet solution which provides a virtual account for customers that do not have a bank account and is focused on the pre-paid card market.  Through the Company’s cloud based SaaS mobile wallet offering we provide consumers the ability to deposit and withdraw funds, transfer funds, and pay bills with their mobile phone or tablet.  As of September 30, 2014, we had entered into 317 contracts with customers for our products and services.  Approximately 211 of those agreements were “active,” meaning that they have implemented the RDC software enabling the processing of customer transactions or deployed the mobile wallet application.  The Company offers its services to financial institutions in the United States, Canada and Latin America.  Our business operations are conducted through our wholly owned subsidiary, Cachet Financial Solutions Inc., a Minnesota corporation.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Cachet Financial Solutions Inc. as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014.  The wholly owned subsidiary is the only entity with operational activity and therefore no intercompany transactions exist with the parent entity which would need to be eliminated.  The Company has prepared the condensed consolidated financial statements included herein, without audit, pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

From its inception to September 30, 2014, the Company has cumulative operating losses of approximately $48.9 million, and as of September 30, 2014, its current liabilities exceed its current assets by approximately $2.3 million. In 2014, the Company expects to continue to grow its client base and increase its revenues through higher RDC transaction volumes. However, the Company is expected to continue to incur significant operating losses through 2014. In addition, as described in Note 10 the Company completed a business acquisition in 2014 that required total consideration of $2.125 million, of which $1.75 million had been paid as of September 30, 2014.  In addition, the Company has a note payable maturing on December 14, 2014, with a principal and accrued interest balance as of September 30, 2014 of $733,677.  As more fully described in Note 8, the Company has engaged an investment firm to assist in raising additional capital through the issuance of a combination of debt and equity.  In July 2014, the Company completed an initial public offering (“IPO”) issuing 4.5 million shares of common stock at $1.50 per share. Net proceeds to the Company after the offering costs were approximately $5.5 million.  After the repayment of the debt related to the Company’s acquisition of Select Mobile Money and other short-term borrowings that became due upon completion of the IPO, the Company available cash for operations as of July 14, 2014 totaled $2.3 million. After paying existing trade payables owed as of this date, the Company had approximately $1.0 million for working capital as of that date.  In conjunction with the IPO, a total of $6.3 million of principal and accrued interest of borrowings converted into approximately 5.1 million shares of common stock, along with the issuance of 3.3 million warrants with an exercise price of $1.875.

During the third quarter of 2014, the Company issued 610,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 305,000 shares of its common stock at a per-share price of $2.00.  Net proceeds to the Company after offering costs were $839,300.  As of September 30, 3014, the Company was in full compliance with all of its outstanding debt agreements.

On July 30, 2014, the Company entered into an agreement with two Directors to lend the Company up to $2.5 million, bearing interest at 10%, and due January 31, 2015.  If any portion of the notes is outstanding beyond January 31, 2015, the default interest rate is adjusted to 18%.

In October 2014, the Company issued 826,336 shares of Series A Convertible Preferred at $1.50 per share and issued five-year warrants to purchase an aggregate of 826,336 shares of its common stock at a per-share price of $2.00.  Net proceeds to the Company after offering costs were $1,120,439. Although the Company will require additional funds to continue beyond December 31, 2014, it believes the funds received from the equity offerings and the funds available under the above mentioned July 30, 2014 agreement with the Directors will be sufficient to allow it to continue operations through December 31, 2014.  There is no assurance the Company will be successful in raising the needed capital to fund its operations beyond December 31, 2014 or obtain similar financing arrangements with other investors or lenders. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company’s arrangements do not contain general rights of return. The Company’s subscription arrangements do not provide customers with the right to take possession of the SaaS technology platform and, as a result, are accounted for as service arrangements. The Company records revenue net of any sales or excise taxes.

The Company commences revenue recognition for its SaaS technology platform and professional services when all of the following criteria are met:

•	there is persuasive evidence of an arrangement;

•	the service has been or is being provided to the customer;

•	collection of the fees is reasonably assured; and

•	the amount of fees to be paid by the customer is fixed or determinable.

Subscription and Support Revenue

Subscription and support revenue is primarily derived from customers accessing the SaaS technology platform and includes subscription, support, transaction volume fees and active user fees for mobile wallet offering.  Subscription and support revenue is recognized ratably over the contracted term of each respective subscription agreement, commencing on the date the service is provisioned to the customer, provided the four revenue recognition criteria have been satisfied. Transaction volume fees are recognized as transactions are processed and monthly services performed and active user fees for mobile wallet offering revenue is recognized on a monthly basis as earned provided the four revenue recognition criteria have been satisfied.

Professional Services and Other Revenue

Professional services include implementation services, development of interfaces requested by customers, assistance with integration of the Company’s services with the customers’ applications, dedicated support, and advisory services to customers who choose to develop their own interfaces and applications. Professional services are typically performed within three to six months of entering into an arrangement with the customer. Professional services are typically sold on a fixed-fee basis, but are offered on a time-and-material basis as well. Revenue for time-and-material arrangements is recognized as the services are performed.  Revenue for fixed-fee arrangements are recognized under the proportional performance method of accounting as the Company has developed a history of accurately estimating activity. The Company uses labor hours incurred to the end of each reporting period compared to the total estimated labor hours as an input based measure of performance under customer arrangements. The Company believes labor hours incurred is materially representative of the value delivered to the customer at any point in time during the performance of the service. Professional services are not considered essential to the functionality of the SaaS offering.

The implementation fees are recognized over the term of the contract or expected life of the contract where no contractual term exists. Generally, client agreements are entered into for 12 to 36 months. A majority of the implementation service component of the arrangement with customers is performed within 120 days of entering into a contract with the customer.

Multiple Element Arrangements

The Company enters into multiple element arrangements in which a customer may purchase a subscription and professional services. For arrangements with multiple deliverables, the Company evaluates whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple element arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are combined with the final deliverable within the arrangement and treated as a single unit of accounting.

Subscription and support contracts have standalone value as the Company sells subscriptions and support separately. In determining whether professional services can be accounted for separately from subscription and support services, the Company considers the availability of the professional services from other vendors, the nature of its professional services and whether the Company sells its applications to new customers without professional services. Based on these considerations the Company assessed that its professional services have standalone value.

The Company determines the selling price for each element based on the selling price hierarchy of: (i) vendor-specific objective evidence (“VSOE”) of fair value, (ii) third-party evidence (“TPE”), and (iii) estimated selling price (“ESP”). The Company is unable to establish VSOE for any of its services, as the Company has not historically priced its services with sufficient consistency. The Company is also unable to establish TPE, as the Company does not have sufficient information regarding pricing of third-party subscription and professional services similar to its offerings. As a result, the Company has developed estimates of selling prices based on margins established by senior management as the targets in the Company’s selling and pricing strategies after considering the nature of the services, the economic and competitive environment, and the nature and magnitude of the costs incurred. The amount of arrangement fee allocated is limited by contingent revenue, if any.

Deferred Revenue

Deferred revenue consists of billings and payments received in advance of revenue recognition from the Company’s subscription and support offerings as described above and is recognized as the revenue recognition criteria are met. For subscription agreements, the Company typically invoices its customers in monthly or annual fixed installments. Accordingly, the deferred revenue balance does not represent the total contract value of these multi-year subscription agreements. Deferred revenue also includes certain deferred professional services fees, which are recognized in accordance with the Company’s revenue recognition policy. The portion of deferred revenue the Company expects to recognize during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as noncurrent.

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

Accounts Receivable

Accounts receivable represent amounts due from customers.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was approximately $94,000 and $89,000 as of September 30, 2014 and December 31, 2013, respectively. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk.

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

Goodwill

Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets that were acquired from the Device Fidelity Inc. acquisition completed in March 2014.  Goodwill is not amortized but is reviewed at least annually for impairment, or between annual dates if circumstances change that would more likely than not cause impairment. Management performs its annual impairment test at the close of each fiscal year, and considers several factors in evaluating goodwill for impairment, including the Company’s current financial position and results, general economic and industry conditions and legal and regulatory conditions. the three and nine months ended September 30, 2014.  See Note 11 for further discussion.

Impairment of Long-lived Assets, Including License Agreements

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not identify any impairment indications during the three and nine months ended September 30, 2014 or September 30, 2013.

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

On February 12, 2014, the Company completed a merger transaction with DE Acquisition 2, Inc.  (“DE2”), a public company with no operations. Pursuant to the terms of the merger, each share of the Company’s common stock that was issued and outstanding at such time was cancelled and converted into 10.9532 (the “exchange ratio”) shares of DE2’s common stock.

On March 18, 2014, the Company completed a reverse stock split of the Company’s issued and outstanding common stock on a 1-for-10.9532 basis. The Company’s authorized capital shares previous to this transaction consisted of 22,500,000 shares of $.01 par value common stock and 2,500,000 shares of preferred stock.  As a result of the DE 2 transaction, the Company’s new authorized capital consists of 500,000,000 shares of $.0001 par value common stock and 20,000,000 shares of preferred stock.

All amounts in the accompanying financial statements and notes related to shares, share prices and loss per share reflect retrospective presentation of the reverse split.

The following table reflects the amounts used in determining loss per share for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net Loss	$(5,157,549)	$(2,296,993)	$(12,276,234)	$(11,225,224)
Weighted average common shares outstanding	15,545,567	4,126,248	9,413,335	3,579,332
Net Loss Per Common Share – basic and diluted	$(0.33)	$(0.56)	$(1.30)	$(3.14)

The following potential common shares were excluded from the calculation of diluted loss per share from continuing operations and diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	As of
	September 30,	September 30,
	2014	2013
	(unaudited)	(unaudited)

Convertible Preferred Stock	610,000	—
Convertible Preferred Stock Warrants	305,000	—
Stock Options	1,016,417	919,387
Warrants	4,900,344	2,256,852
	6,831,761	3,176,239

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the estimated fair values of warrants and stock options. For purposes of determining the estimated fair values the Company uses the Black-Scholes-Merton option pricing model.  For the periods prior to the Company’s common stock being traded, the Company estimated the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded; for periods subsequent, the Company uses its actual common stock trading to compute volatility. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.  The fair values of stock award grants are determined based on the number of shares granted and estimated fair value of the Company’s common stock on the date of grant.

Research and Development Costs

The Company considers those costs incurred in developing new processes and solutions to be research and development costs and they are expensed as incurred.

Convertible Preferred Stock Warrants

The Company accounts for freestanding warrants to purchase shares of convertible preferred stock as a liability on the consolidated balance sheets at their estimated fair value because the instruments have full-ratchet conversion price in the event the Company issues common stock below the conversion price of $1.50, until the earlier of (i) 180 days from closing or (ii) such time as the Company have obtained, after closing, financing aggregating to at least $5.0 million.  At the end of each reporting period, changes in the estimated fair value of the convertible preferred stock warrants during the period are recorded through other income (expense), net in the consolidated statements of operations. The Company will continue to adjust the convertible preferred stock warrant liabilities for changes in the estimated fair value of the warrants until the earlier of either condition being achieved mentioned above, at which time the related liability will be reclassified to stockholders’ equity (deficit).

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

In June 2014, the FASB issued authoritative guidance related to share-based payments when the terms of an award provide that a performance target could be achieved after the requisite period.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The requirements of the new standard are effective for the annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods.  We do not anticipate that this guidance will have a material impact on the Company’s financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  The amendments provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The standard will be effective for the Company on January 1, 2016.  The adoption of this pronouncement is not expected to have a material impact on the Company’s financial statements.

2.             Note Receivable

The Company has a note receivable, bearing interest at 5%, for fees being refunded for an unsuccessful capital raising transaction. The note has a face value of $501,000 and was due in October 2013. The collectability of this note is uncertain and the Company has established a reserve for 100% of the balance owed as of September 30, 2014 and December 31, 2013.

3.             Prepaid Expenses

Prepaid expenses primarily consist of prepayment of licenses and maintenance fees, or deposits with, the providers of RDC software capabilities to the Company.

4.             Property and Equipment

Property and equipment consists of the following:

	As of
	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Computer equipment	$214,811	$208,593
Data center equipment	444,906	405,057
Purchased software	570,860	570,860
Furniture and fixtures	63,890	59,890
Leasehold improvements	58,024	53,465
Total property and equipment	1,352,491	1,297,865
Less: accumulated depreciation	(1,112,513)	(944,445)
Net property and equipment	$239,978	$353,420

Depreciation expense for the three and nine months ended September 30, 2014 was $43,029 and $168,068, respectively, compared to $79,826 and $274,738 for the same periods in the prior year.

5.             Accrued Expenses

Accrued expenses consist of the following:

	As of
	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Accrued compensation	$186,921	$122,517
Acquisition contingent consideration	375,000	-
Accrued rent	34,760	30,596
Total accrued expenses	$596,681	$153,113

6.             Financing Arrangements

The Company has raised debt through several forms of borrowing including bank loans, loans from Directors and other affiliated parties and unaffiliated third party investors.  Certain of the debt was issued with detachable warrants that permit the investor to acquire shares of the Company’s common stock at prices as specified in the individual agreements. See Note 12 for additional information regarding conversions of debt and accrued interest into common stock in 2013 and for the three and nine months ended September 30, 2014.

Following is a summary of debt outstanding:

	As of
	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Senior Secured Note Payable, due August 2013	$-	$1,562,500
Secured Convertible Notes, due June through August 2014	-	770,000
Notes Payable to Directors and Affiliates	1,300,000	2,350,000
Convertible Notes, due March 2015, interest at 10%	-	575,000
Convertible Term Loans, due December 2016, interest at 10%	2,300,000	500,000
Convertible, Subordinated Notes, due March 2012 interest at 6%	-	112,561
Convertible Subordinated Note, due April 2015 interest at 9%	-	200,000
Series Subordinated Notes, as of September 30, 2014 were due December 2014 Stated interest rate of 12%, effective interest of 38%.	613,808	863,808
Notes Payable, due February 2015, interest at 10%	-	100,000
Notes Payable, due January 2016, interest between 8.25% and 12%	74,486	-
Note Payable, due August 2021, interest 0%	192,000	-
Installment Note Payable – Bank	278,521	137,383
Total	4,758,815	7,171,252
Unamortized discount	(662,283)	(67,327)
Total debt, net	4,096,532	7,103,925
Less: current maturities	1,530,046	3,170,672
Long-term portion	$2,566,486	$3,933,253

Future maturities of long-term debt at September 30, 2014 are as follows:

Three months ended December 31, 2014	$375,881
2015	1,154,165
2016	2,374,486
2017	-
2018	-
2019	-
Thereafter	192,000
$4,096,532

Senior Secured Note Payable

In October 2012, the Company entered into a Loan and Security (the “Secured Loan Agreement”) that provides for borrowings of up to $1,500,000. Borrowing under the Secured Loan Agreement is secured by all property of the Company including tangible and intangible property. In addition, the Secured Loan Agreement contained certain negative pledges and restrictions on certain types of transactions and use of loan proceeds. The note is guaranteed by a Company Director and the spouse of the Director.  The loans carry stated interest rates from 10-16%.  In the event of default interest rates increase to 14% - 20%. The Secured Loan Agreement’s stated expiration date was April 23, 2013. Beginning in August 2013, the Company was in default and outstanding borrowings are charged interest at the default rates. In addition, the agreement contains certain covenants, some of which the Company was not in compliance with.

The note was amended in February 2013 and an additional $1,000,000 was borrowed.  Further, as part of this amendment the lender received a payoff premium of $750,000 which the Company accrued as interest expense in 2013.

In March 2014 the forbearance agreement with the Senior Secured lender was extended to May 12, 2014. In consideration for the extension the Company agreed to issue $1 million of the Company’s common stock, the number of shares to be determined by reference to the lowest per share price in the Company’s then planned public offering of common stock. On July 14, 2014 the Company issued to the Senior Secured Lender 666,667 shares of common stock at $1.50 per share for a total value of $1,000,000.  During the three and nine months ended September 30, 2014, the Company recorded interest expense of $0 and $1,000,000, respectively related to this extension.  On May 1, 2014, the Company entered into an agreement with an investor to draw on the $4 million convertible term loan, due December 2016 for an amount sufficient to satisfy their outstanding obligation to the Senior Secured Lender, but not to exceed the loan limit of $4 million, for a maximum borrowing of $3.4 million as of March 31, 2014.  On May 19, 2014, the Company entered into a second forbearance agreement with the Senior Secured lender through May 23, 2014 in return for the Company repaying a total sum of $500,000 on this date.  In addition, the Company agreed to reduce the price per share related to the $1.0 million of common stock to 80% of the lowest price per share of common stock issued to any investor in the Company if the stock is not publically traded on or before July 15, 2014.  On May 29, 2014, the Company received an advance totaling $1.950 million under the terms of the convertible term loan and repaid a total of $2.0 million of the outstanding balance to the Senior Secured lender leaving a remaining balance of $150,660.  On May 30, 2014, the Company entered into an unsecured convertible note payable with the Senior Secured lender for a total of $150,600.  The note bears interest and an annual rate of 10% and the principal and accrued interest due on or prior to July 31, 2014.  Upon a thirty day written notice to the Company from the issuance date, the Senior Secured lender has an option to convert the note into common stock at 90% of the conversion terms offered in the Convertible Subordinated Notes, due June 2015.  In addition, upon conversion of the note, the holder will receive warrants equal to the number of shares received from the conversion at a price of 125% of the IPO price.  In July 2014, the Company repaid the remaining note outstanding of $150,600, along with accrued interest totaling $2,619 which satisfied all remaining obligations to this lender.

The senior lender also received a warrant to purchase 76,228 shares of Company common stock at $9.00 per share. The warrant expires in October 2017.  Including the value of the warrant at the date of issuance, the effective interest rate on the full $2,500,000 available under the Secured Loan Agreement is 38%. The exercise price of the warrant is subject to downward adjustment in the event of the subsequent sale of common stock or convertible debt at a lower price, as defined, prior to exercise of the warrant. As a result of this provision, the Company determined that the warrant should be accounted for as a liability carried at fair value.  In February 2013, the exercise price was adjusted to $2.88 and the number of shares of Company common stock to be acquired was increased to 238,212 based on a qualifying transaction. In July 2014, the Company entered into an agreement to modify the terms of the warrant. Under the new terms, the exercise price was reduced to $1.20 per share which is 80% of the IPO share price and the number of shares of Company common stock to be acquired was increased to 571,708.

The Company determined the value of the warrant to be $204,000 and $309,000 at September 30, 2014 and December 31, 2013, respectively, and both of these amounts were recorded as a liability on the balance sheet as of these dates.

The Company also incurred financing costs in conjunction with this transaction aggregating $62,500 that are owed under the same terms as terms as the Secured Loan Agreement.

Secured Convertible Notes, due June through August 2014

In June through August 2013, the Company borrowed $770,000 under various secured convertible notes. The notes bear interest at the annual rate of 10% and mature one year from the date of issue. In the event of default the annual rate of interest increases by 5%. The Company can prepay the loans at any time without penalty.  Borrowings under the notes are secured by all property of the Company including tangible and intangible property. In addition, the notes contain certain negative pledges and restrictions on certain types of transactions and use of loan proceeds. The rights under this note are senior to all other debt, other than the Senior Secured Note Payable described above which ranks senior to this note.

Upon completion of certain equity financing transactions as defined in the notes, the outstanding principal and unpaid interest is automatically converted into common stock. The conversion rate per share is equal to 75% of the per share price of the securities offered in the defined financing transaction.    On May 12, 2014, the Company entered into a loan modification agreement which the Holder of the note agreed to provide a $40,000 discount of the outstanding balance with a repayment of $150,000 of principal outstanding as of this date. During the three months ended September 30, 2014, the Company repaid $360,000.  During the nine months ended the Company repaid a total of $660,000 and converted into equity $70,000 of principal and $1,764 of accrued interest at a conversion rate of $4.00 per share. (See Note 12).  During the three months ended September 30, 2014, the Company repaid a total of $66,055 in accrued interest relating to these notes.

Notes Payable to Directors and Affiliates

In November 2010, the Company borrowed $300,000 from a Director. The loan was unsecured, had a stated interest rate of 6% and was due in equal monthly installments of $9,127 until fully amortized in November 2013. In conjunction with the loan agreement, the Director received 17,484 shares of common stock with an aggregate value of $69,937. The remaining balance on this loan was converted to common stock in 2013. (See Note 12)

In 2012, the Company borrowed $1,000,000 in unsecured notes from certain current or former Directors or their affiliates. These notes had a stated effective annual interest rate of 24% for the first 60 days and 40% thereafter until paid. These loans were converted to common stock in 2013.  (See Note 12)

In October 2012, a Director of the Company issued a loan to the Company for $1,105,000, replacing a note payable to a bank in an equal amount. The loan to Director was due in November 2013 and had an interest rate equal to the prime rate plus 1.25%, but not less than 4.5%. The loan was guaranteed by the President/CEO of the stock Company.  Concurrent with that loan, the Director received a warrant to purchase 50,000 shares of Company common stock at $4.00 per share.  In November 2013, the warrant was exchanged into common stock. This note was secured by the pledge of 86,875 shares of Company stock and 136,250 options owned by the President/CEO of the Company. The loan was subordinate to the Senior Secured Note Payable until such time as that note is repaid; afterwards the loan would have become senior to all other debt. This note was converted into common stock in the February 2013 debt conversion.  (See Note 12)

In 2013, the Company borrowed an additional $3,093,332 (including the refinancing of a $250,000 note and related interest of $43,332) from two Directors.  Certain of these and other previously outstanding loans to these Directors were converted to common shares in 2013 as described in Note 12.

In March 2014, the Company borrowed $1,500,000 from a Director to fund the acquisition of Select Mobile Money from Device Fidelity. (See Note 10)  The note has an interest rate equal to 24%,  payable monthly commencing April 2014.   Since the Company failed to pay the accrued interest on the note due April 2014, the interest rate increased to 48% in April 2014 and continued to accrue at this rate until the note and all accrued interest was repaid in full.  The principal and any unpaid accrued interest became due on May 15, 2014.  In addition, the Company agreed to issue common stock as consideration for the note equal to 12.5% of the principal amount or $187,500, which equals 78,125 shares using the required share price of $2.40.  Because the Company failed to pay the accrued interest due April 2014, the Company owed additional common stock equal to 3.125% of the outstanding principal amount or $46,875, which equals 19,531 shares on each successive 5th business day for as long as any portion of the principal amount of the loan is outstanding. The Company recorded interest expense of $93,749 and $890,624 related to the common stock issued for the three and nine months ended September 30, 2014, respectively.  A total of $1,731,781 of principal and accrued interest was repaid in July 2014.

In addition to the $1,500,000 March 2014 note above, the Company also entered into a total of $3,640,000 of new notes with three Directors during the nine months ended September 30, 2014.  Of this amount, $1,875,000 of the notes bears interest at a rate of 10% and become due between February and September of 2015 and $1,500,000 represents a line-of-credit agreement with one director of the Company.  The original terms of the line-of-credit agreement bear a stated interest rate of 10% on the principal amount outstanding, which both the principal and unpaid accrued interest are payable upon the earlier of September 30, 2014 or completion of a public offering of securities. There are no financial covenants with the line-of-credit.  Through the second quarter of 2014, the Company had drawn down the entire $1,500,000 under this facility.  At the option of the Director, all the principal and unpaid accrued interest under the line-of-credit can be converted upon the completion of an initial public offering of the Company’s common stock at a 15% discount to the price at which the shares are of the Company’s stock are sold in the offering.  If the initial public offering is completed after July 31, 2014, the discount at which the conversion will be completed increases to 20%.  Lastly, if the gross proceeds from the initial public offering is less than $11 million, the Director will receive an additional 5% discount to the discounts described above.    The remaining $265,000 notes are convertible and are due June 2015 and accrue interest at an annual rate of 8%.  The note conversion features are described in more detail below.

The Company also entered into various notes payable from January 2014 through June 2014 totaling $1,725,000 with Directors and affiliates that are due March 15, 2015 and automatically converted into common shares upon completion of the IPO. The conversion price equaled 90% of the per security price in the IPO. In addition, at the time of conversion and based upon the dollar amount of principal and interest converted, holders of these notes received one warrant for each dollar converted. These warrants will have terms substantially the same as warrants that may be issued in the financing transaction.

In addition, during the nine months ended September 30, 2014 the Company entered into three notes with Directors totaling $265,000 that are due June 30, 2015 and accrue interest at a rate of 8%.  The terms of these notes include a provision whereby all principal and accrued interest automatically convert into the Company’s common stock upon the successful consummation of an initial public offering (IPO).  If an IPO is completed on or before July 31, 2014, the conversion will be 85% of the per share purchase price at which the Company’s common stock is sold in the IPO reduced to 80% if the Company fails to raise at least $11 million in the IPO.  If the IPO is after July 31, 2014, the conversion price will be at 80% of the IPO offering price, reduced to 75% of the IPO offering price if the Company fails to raise at least $11 million in gross proceeds on the IPO.  On July 14, 2014 these Directors converted the $265,000 of principal and $6,763 of accrued interest into 226,468 shares of common stock.

On June 17, 2014, the Company entered into a conversion agreement with two directors which a total of $1,050,000 of principal and unpaid accrued interest of 10% term notes due between February and March 2015 will automatically convert into common stock upon the completion of an IPO of the Company’s common stock at a 15% discount to the price at which the shares of the Company’s stock are sold in the offering.  If the IPO is completed after July 31, 2014, the discount at which the conversion will be completed increases to 20%.  Lastly, if the gross proceeds from the initial public offering is less than $11 million, the holders of the notes will receive an additional 5% discount to the discounts described above.  Upon conversion, the two Directors will also receive 100% warrant coverage at a price equal to 125% of the IPO price.

On June 24, 2014, the Company entered into a letter agreement with two Directors under which a total of $900,000 of the principal and unpaid accrued interest of the 10% term notes due between February and March 2015 and $500,000 of principal debt owed under the 10% line-of-credit due September 2014 will automatically convert upon the Company completing an IPO.  In addition, the Director agreed to amend the repayment terms of the line-of-credit to occur on the earlier of (a) raising an aggregate gross proceeds in one or more financing transactions (other than the IPO) of at least $10 million or (b) July 31, 2015.  The conversion terms are the same as described in the conversion agreement dated June 17, 2014 above.

On July 14, 2014, the Company completed its IPO resulting in $3,375,000 of principal and $204,134 of accrued interest of short-term notes payable with a stated interest rate of 10% converting into 2,982,611 shares of the Company’s common stock.  In addition, the two directors received five-year warrants to purchase a total of 2,250,000 shares of the Company’s common stock at an exercise price of 125% of the IPO price or $1.88 per share.  Lastly, as part of the letter agreement entered into on June 24, 2014, a director agreed to convert $500,000 of principal related to the $1.5 million line-of-credit outstanding into 416,667 shares of common stock and also received five-year warrants to purchase a total of 333,333 shares of the Company’s common stock at an exercise price of 125% of the IPO price or $1.88 per share.

During the three months ended September 30, 2014, the Company repaid $525,000 in principal and $5,815 of accrued interest of short-term borrowings with a stated rate of 10% to a director.  As of September 30, 2014, the total outstanding obligations to its Directors related to notes payable with a 10% stated interest rate due March 2015 totaled $300,000.  In addition, the total amount of principal owed under the $1.5 million line-of-credit totaled as of this date was $1,000,000.

As a result of the Company completing its IPO on July 14, 2014, the Company determined there was a beneficial conversion feature related to the $1.0 million outstanding balance of the line-of-credit which totaled $250,000.  This amount was recorded as a discount to the debt and is being amortized into interest expense through the maturity date of July 31, 2015.  During the three months and nine months ended September 30, 2014, the Company recorded interest expense of $41,666 related to amortization expense associated with the beneficial conversion feature. The unamortized balance of the beneficial conversion feature as of the end of September 30, 2014 was $208,334.

During the three months ended September 30, 214, the Company repaid $25,000 of the notes payables to a Director.

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

In May 2014, the Company entered into an agreement with a lender to reclassify $350,000 of these convertible notes to the terms provided under the convertible notes due December 2016.  Therefore, prior to the Company’s completion of its IPO on July 14, 2014, the total principal amount outstanding of convertible notes due March 31, 2015 was $225,000.  Upon the completion of the Company’s IPO, the total outstanding balance of $225,000 in principal and $15,015 of accrued interest automatically converted into 177,786 shares of common stock.

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

On May 12, 2014, the Company entered into an agreement to amend the conversion terms of the Convertible Term loan, due December 2016 as follows:

First Conversion Right.  The Holder has the right at its election to convert the principal and accrued interest of the note into common stock at a conversion rate equal to 90% of the price based on the terms offered in the Convertible Subordinated Note, due June 2015.  The first conversion right is extended for a period of 120 days following the closing date of the IPO, July 14, 2014.  Upon the Holder’s election to convert, the Company shall issue the Holder 100% warrant coverage, with the exercise price being the same offered in the IPO or 125% of the price at which the equity security are sold in the IPO.

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

On June 18, 2014, the Holder agreed to convert $1,000,000 of the then outstanding principal balance of $3,250,000 together with the accrued related interest into common stock upon the completion of the IPO based on the terms described above in the First Conversion Rights.  Upon completion of the Company’s IPO on July 14, 2014, the $1,000,000 of principal and $58,630 of accrued interest converted into 980,213 shares of common stock and also issued a five-year warrant for the right to purchase 705,753 shares of the Company’s common stock at an exercise price equal to 125% of the IPO price or $1.88.

As a result of the Company completing its IPO on July 14, 2014, the Company determined there was a beneficial conversion feature related to the remaining $2.3 million outstanding balance of the convertible term loan, due December 2016 which totaled $894,444.  This amount was recorded as a discount to the debt and is being amortized into interest expense on a straight-line basis over the 120 days following the closing of the IPO which represents the period that allows for the debt to be converted at a discount to the IPO price.  During the three months and nine months ended September 30, 2014, the Company recorded interest expense of $447,222 related to amortization expense associated with the beneficial conversion feature. The unamortized balance of the beneficial conversion feature as of the end of September 30, 2014 was $447,222.   During the three months ended September 30, 2014, the Company borrowed an additional $50,000 against the convertible term loan.

Convertible Subordinated Notes, due March 2012

In March 2011, the Company issued $1,432,561 in face amount of convertible debt, the “March 2011 Notes”. These notes had a stated interest rate of 6%. The terms of the notes allowed the holders to convert the debt into common stock at any time prior to maturity at conversion rate equal to the lesser of $9.00 per share or 25% below the offering price in the sale of securities in a qualified sale of securities, as defined. Payment of principal and interest on these notes was unsecured and subordinated to senior indebtedness, as defined.  Concurrent with the issuance of these notes, the Company issued warrants to purchase 107,442 shares of Company common stock at $4.00 per share. In July and August 2011, the Company prepaid the majority of these notes and accrued interest. After the prepayment, holders of these notes purchased 124,449 shares of Company stock at $9.00 per share for an aggregate purchase price of $1,120,000. In February 2013 and January 2014 an additional $200,000 and $14,422 was converted into common stock, respectively.  (See Note 12)  The remaining outstanding balance of $100,000 was converted into 25,000 shares of the Company’s common stock as part of completing its IPO in July 2014 and the Company repaid accrued interest totaling $19,644 as of this date.

Convertible Subordinated Note, due April 2015

In April 2013 the Company borrowed $200,000 under a convertible note. The note has a stated interest rate of 9% and is due April 1, 2015. The note is convertible at the option of the holder any time after April 1, 2014. The note is automatically converted upon the occurrence of certain equity financing transactions or change in control as defined in the note. The conversion price is $4.00 per share. On July 14, 2014, the outstanding principal balance of $200,000 and $21,699 of accrued interest was converted into 55,424 shares of common stock as a result of completing the Company’s IPO.

Convertible Subordinated Notes, due February 2015

In February 2014 the Company borrowed $300,000 under convertible notes. The notes are non interest bearing and are due the earlier of February 27, 2015 or the completion of an equity offering by the Company of at least $5,000,000.  The notes are convertible at the option of the holder at a date in which the Company completes such an equity offering of its common stock.  The conversion price is equal to the offering price of the Company’s common stock.  During the three months ended September 30, 2014, the Company repaid the principal balance outstanding of $100,000.

Convertible Subordinated Notes, due June 2015

In May 2014 the Company borrowed $330,000 under convertible notes. The notes bear interest at a stated rate of 8% per annum.  The principal amount of the note, along with the accrued interest are both due June 2015.  The terms of these notes include a provision whereby all principal and accrued interest automatically convert into the Company’s common stock upon the successful consummation of an initial public offering (IPO).  If an IPO is completed on or before July 31, 2014, the conversion will be 85% of the per share purchase price at which the Company’s common stock is sold in the IPO reduced to 80% if the Company fails to raise at least $11 million in the IPO.  If the IPO is after July 31, 2014, the conversion price will be at 80% of the IPO offering price, reduced to 75% of the IPO offering price if the Company fails to raise at least $11 million in gross proceeds on the IPO.  Upon completion of the July 14, 2014 IPO which raised $6,750,000 gross proceeds, the principal amount outstanding of $330,000 was converted into 275,000 shares of common stock.  The Company repaid accrued interest totaling $5,017 to the holders of the notes.

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

During, 2013 the Company borrowed an additional $430,000, and issued warrants to purchase 35,688 shares, under the same general provisions as the Series Notes. In 2013 all but $863,808 face amount of the Series Notes had been converted into common stock and all but approximately 75,000 of the related warrants were exchanged for common stock.  In January 2014 an additional $250,000 in debt and $650,647 in accrued interest were converted into 225,162 share of common stock at a conversion rate of $4.00 per share.  (See Note 12)  The remaining $613,808 in principal and $132,179 in accrued interest is due in December 2014.

Notes Payable, due February 2015

In December 2013 and January 2014, the Company issued promissory notes for $100,000 and $150,000, respectively.  The notes accrue interest at a rate of 10% and were originally due the earlier of the Company raising sufficient new funds as determined by the holder or March 31, 2014.  In February 2014, the Company entered into an amendment which extended the maturity date of the agreement to February 18, 2015.  All other terms of the agreement remained unchanged.  During the three months ended September 30, 2014, the Company repaid the principal amount outstanding of $250,000, along with accrued interest totaling $13,233.

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

Note Payable, due August 2021

In August 2014, the Company entered into a 0% interest $192,000 note payable with the State of Minnesota as part of an Angel Loan program fund.  There are no financial loan covenants associated with the loan, which has a maturity date of August 2021.  The loan contains a provision whereby if the Company transfers more than a majority of its ownership, the loan becomes immediately due, along with a 30% premium amount of the principal balance. In addition, if the Company is more than 30 days past due on any payments owed under the loan, an interest rate of 20% per annum becomes due.

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

Other Information Regarding Debt

The Company determined there was a contingent beneficial conversion feature related to $6.0 million of principal and accrued interest for various convertible term loans and other short-term borrowings which automatically converted upon completion of its IPO.  The total beneficial conversion feature of $1,612,251 was recognized as interest expense in July 2014 upon the successful completion of the Company’s IPO.

The prime interest rate was 3.25% at September 30, 2014 and December 31, 2013.

At September 30, 2014 and December 31, 2013, $0 and $1,675,061 in principal amount of debt was past due, respectively.

As a result of either the short term duration or recency of the financing, the Company believes that the fair value of its outstanding debt approximates market value.

7.             Employee Benefit Plan

The Company has defined contribution 401(k) saving plan covering all employees satisfying certain eligibility requirements.  The plan provides for Company contributions; the Company did not make any contributions for the three and nine months ended September 30, 2014 and 2013.

8.             Commitments and Contingencies

Operating Leases

The Company leases approximately 22,000 square feet of office space in Chanhassen, Minnesota.  The lease commenced on May 1, 2012 and extends through August 31, 2016.  In addition to the office space, the Company leases certain office furniture and equipment and IT equipment under operating leases through November 2016.  The Company entered into a lease agreement in April 2014 to lease a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of the acquisition of Select Mobile Money.  The lease commenced on May 1, 2014 and extends through June 30, 2017.   Rent expense under all leases for the three and nine months ended September 30, 2014 was $80,747 and $216,324, compared to $56,154 and $199,567 for the same periods in the prior year.

The Company’s office space lease calls for rent increases over the term of the lease. The Company records rent expense on a straight line basis using average rent for the term of the lease. The excess of the expense over cash rent paid is shown as accrued rent.

Total future minimum contractual lease payments for all operating leases are as follows:

Minimum Lease Commitments:

Three months ended December 31, 2014	$95,000
2015	334,000
2016	225,000
2017	21,000
$675,000

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

Financial Service Agreements

The Company has an agreement with a financial advisory services company.  The agreement contains various provisions including assisting the Company in identifying potential investors.  The agreement may require the Company to pay the advisor a monthly fee of cash, warrants or combination thereof, based upon certain defined events including the closing of financing transactions.  The agreement also contains a termination provision which requires the Company to pay the advisor for transactions closing subsequent to the agreement termination.

The Company amended the agreement on March 25, 2014, to include an additional financial advisory services company.  Per the terms of the amended agreement, both investment firms are to provide investment advisory services in connection with raising additional capital for a six month period. The agreement provides for a fixed retainer for advisory services aggregating $100,000 in cash and equity securities. In addition, the agreement provides for a fee based upon the amount of capital raised (the “Agent fee”). The Agent fee is to be paid in cash based upon a percentage and type of the capital raised. The Company has also agreed to sell to the parties to the agreement, at a nominal price, warrants to purchase shares of the Company’s common stock. The number of shares and the exercise price of the warrant are based upon the size and terms of the securities issued.  On June 23, 2014, the Company amended the agreement to have $100,000 fee be paid 100% in cash.

On August 8, 2014, the Company entered into an agreement with the same financial advisory services company to assist in identifying potential investors with the intent of conducting a private offering of equity.  The terms of the agreement include compensation of 8% of any funds raised as well as the issuance of five-year warrants to purchase the Company’s stock equal to 3% of shares issued as part of the offering for a fee of $50. The exercise price of the warrants is equal to the same provided to the investors as part of the offering.  If there are no warrants offered to the investors, the exercise price is equal to the conversion price of the common stock issued in the offering.  The Company also agreed to pay a total of $50,000 of legal and other out of pocket expenses incurred from the offering.  The term of this agreement is for a period of six months, but may be extended upon mutual consent of the parties.

9.             Income Taxes

Effective January 1, 2014 the Company’s S Corporation election terminated and the Company became subject to Federal and state income taxes. The Company has not included any pro forma income tax information as if the Company were a tax paying entity for the three and nine months ended September 30, 2014 and 2013, as any pro forma tax benefit would be offset by a valuation allowance for the related deferred tax asset as it would be more likely than not that the future tax benefits will not be realized.

Prior to 2014 the shareholders of the Company elected to be taxed as an S corporation under the provisions of the Internal Revenue Code and related Minnesota statutes. Under these provisions, the Company did not pay corporate income taxes on its taxable income. Instead, the shareholders were liable for income taxes on their respective share of the Company’s taxable income.

Accounting principles generally accepted in the United States of America require management to evaluate tax positions taken by the Company and recognize a tax liability (or asset) if the Company has taken an uncertain position that more likely than not would not be sustained upon examination by the Internal Revenue Service. Management has analyzed the tax positions taken by the Company, and has concluded that as of September 30, 2014, there are no uncertain positions taken or expected to be taken that would require recognition of a liability (or asset) or disclosure in the financial statements. The Company is subject to routine audits by taxing jurisdictions; however, there are currently no audits for any tax periods in progress. Management believes the Company is subject to income tax examinations since its inception in 2010.

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

The aggregate purchase price of up to $2,125,000 includes $1,125,000 paid at closing and contingent consideration aggregating up to $1,000,000 based on satisfaction of certain performance related contingencies.  The performance related contingencies are as follows: (1) $375,000 in the event the Company enters into a new master services agreement or other agreement with a party of Visa U.S.A. Inc. or any affiliate of Visa, (2) $250,000 on or before April 15, 2014 upon the Company’s receipt of written confirmation from MoneyGram Payment Systems, Inc. on or before April 14, 2013 that its service is operational pursuant to a previously executed contract between DFI and MoneyGram, and (3) $375,000 upon the Company’s execution of a contract with U.S. Bank on or before August 1, 2014.  The Company received written confirmation from MoneyGram Payment Systems that its service was operational as of April 7, 2014 and the $250,000 was paid in May 2014.  The Company also entered into a master services agreement with Visa U.S.A. Inc. in July 2014 resulting in $375,000 of contingent consideration becoming due.  The Company made a payment to DFI in July 2014 related to the signing of this contract.  The Company received a contract with U.S. Bank in July 2014, resulting in the third and final contingent consideration becoming due of $375,000.  The Company made the final installment payment in October 2014.

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

The following tables set forth the unaudited pro forma results of the Company for the three and nine months ended September 30, 2014 and 2013, as if the acquisition had taken place on the first day of the period presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$855,631	$1,129,653	$1,963,064	$1,619,330
Net Loss	$(5,157,549)	$(5,355,771)	$(13,010,125)	$(15,431,101)
Basic and diluted net loss per common share	$(0.33)	$(0.99)	$(1.36)	$(1.54)
Weighted average shares - basic and diluted	15,545,567	9,994,585	9,536,535	9,994,585

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

Goodwill was $204,000 as of September 30, 2014.  The Company will conduct its initial annual goodwill impairment test as of December 31, 2014.  Until this date, the Company will continue to monitor conditions and changes that could indicate an impairment of goodwill.

As of September 30, 2014, the Company determined that no triggering events had occurred since the acquisition date of DGS Business on March 4, 2014 and the Company’s finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

		September 30, 2014
	Amortizable	(unaudited)
	Period	Gross	Accumulated	Net
	(years)	Assets	Amortization	Assets
Customer Contracts	3 - 5	$1,000,000	$(157,307)	$842,693
Proprietary Software	3	917,000	(175,443)	741,557
Total identified intangible assets		$1,917,000	$(332,750)	$1,584,250

Amortization expense for identified intangible assets is summarized below:

			Statement of
	Three Months Ended	Nine Months Ended	Operations
	September 30, 2014	September 30, 2014	Classification
	(unaudited)	(unaudited)
Customer Contracts	$83,085	$157,307	Cost of Revenue
Proprietary Software	76,416	175,443	Cost of Revenue
Total amortization on identified intangible assets	$159,501	$332,750

Based on the identified intangible assets recorded at September 30, 2014, future amortization expense is as follows:

Three months ended December 31, 2014	$134,999
2015	589,000
2016	589,000
2017	160,667
2018	75,000
Thereafter	35,584
$1,584,250

12.           Shareholders’ Equity

Reverse Merger

On February 12, 2014, the Company completed a merger transaction with DE Acquisition 2, Inc.  (“DE2”), a public company with no operations. Pursuant to the terms of the merger, each share of the Company’s common stock that was issued and outstanding at such time was cancelled and converted into 10.9532 (the “exchange ratio”) shares of DE2’s common stock. As a result of the merger, all of the Company’s outstanding warrants and stock options at the time were converted and exchanged for warrants and stock options of DE2. The number of shares subject to and exercise prices of DE2 convertible securities issued under the exchange was determined by application of the exchange ratio to the terms of the Cachet convertible debt and options outstanding as of the Merger date. Subsequently DE2 changed its name to Cachet Financial Solutions, Inc.

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

Convertible Preferred Stock

In September 2014, the Company issued 610,000 shares of Series A non-redeemable Convertible Preferred Stock at $1.50 per share, and issued five-year warrants to purchase 305,000 shares of its common stock at a per-share price of $2.00.  Gross proceeds to the Company were $915,000.

The preferred stock entitles its holders to an 8% per annum dividend, payable quarterly in cash or in kind (or a combination of both) as determined by the Company, and may be converted to Cachet common stock at the option of a holder at an initial conversion price of $1.50 per share, subject to adjustment. The Company may require the holders of the preferred stock to convert their preferred shares in to common stock once the resale of those common shares shall have been registered with the SEC or are otherwise freely tradable, subject to certain other customary conditions. The holders of the preferred stock will be entitled to vote their shares on an as-converted basis and they will be entitled to a liquidation preference equal to the stated value (i.e., purchase price) of their shares plus any accrued but unpaid dividends thereon.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the Holders shall be entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the Stated Value, plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under this Certificate of Designation, for each share of Series A Preferred Stock, before any distribution or payment shall be made to the holders of any Junior Securities, and shall not participate with the holders of Common Stock or other Junior Securities thereafter.  If the assets of the Company shall be insufficient to pay in full such amounts, then the entire assets to be distributed to the Holders shall be ratably distributed among the Holders in accordance with the respective amounts that would be payable on such shares if all amounts payable thereon were paid in full.

Subject to certain customary exceptions, the preferred stock has full-ratchet conversion price protection in the event that the Company issues common stock below the conversion price, as adjusted, until the earlier of (i) 180 days from the closing or (ii) such time as the Company shall have obtained, after the closing, financing aggregating to at least $5 million. The warrants issued to purchasers of the preferred stock contain similar full-ratchet exercise price protection in the event that the Company issues common stock below the exercise price, as adjusted, again subject to certain customary exceptions. The Company granted purchasers of the preferred stock certain registration rights pertaining to the shares of Company common stock they may receive upon conversion of their preferred stock and upon exercise of their warrants.

Common Stock

The estimated fair value assigned to shares issued for other than cash was based upon recent cash sales transactions.

During the nine months ended September 30, 2013 the Company issued 284,000 shares of common stock at $4.00 per share for gross proceeds of $1,136,00.    During the nine months ended September 30, 2014, the Company issued 456,486 shares of common stock to the shareholder of DE2 as consideration for completing the reverse merger described above.  In addition, the Company issued a total of 382,809 shares of commons stock to a member of the Board of Directors as part of consideration for the promissory note provided to the Company to finance the acquisition of Select Mobile Money from Device Fidelity and also issued 4,500,000 shares of common stock at $1.50 per share for gross proceeds of $6,750,000 from the IPO completed on July 14, 2014.

In February 2013, the Company offered to convert debt, plus accumulated interest, into shares of the Company’s common stock. To encourage conversion the Company agreed to provide the debt holders a 10% share premium. As a result, $6,744,139 of debt and accumulated interest was converted into 1,854,638 shares of common stock and the value of the premium shares of $674,414 was recorded as an expense during the nine months ended September 30, 2013.  Included in this conversion is $1.1 million of conversions by a former Director. In June 2013, a lender converted $140,000 of notes into 35,000 shares of common stock.  In January 2014, an additional $986,793 of debt and accumulated interest was converted into 246,867 shares of common stock.  The Company did not provide a share premium to those debt holders that converted in June 2013 or January 2014.

Concurrent with the conversion of the those notes, the Board of Directors determined that it was in the best interest of the Company to adjust the conversion rates for former noteholders that had previously converted or purchased shares at $9.00 per share.  An adjustment was made to reduce their conversion rate or purchase price, as applicable, to $4.00 per share. As a result, the Company issued an additional 427,619 shares with a fair value of $1,710,475 which was recorded in other expense during the nine months ended September 30, 2013 in the statement of operations.

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

In July 2014, the Company completed its IPO resulting in $6,301,241 of debt and accumulated interest converting into 5,139,169 shares of common stock.

During the nine months ended September 30, 2014, the Company exchanged 19,692 warrants with an exercise price of $4.00 for 3,938 shares of commons stock.  The Company recorded $7,906 in other expense which represents the excess of the fair value of the stock issued and the fair value of the warrants as determined using the Black-Scholes option pricing model.  In addition, the Company issued a total of 382,809 shares of common stock to a Director related to the loan for the Company’s acquisition of Select Mobile Money during the nine months ended September 30, 2014.

Warrants

In addition to warrants issued in connection with debt described above, the following are transactions involving issuance of warrants during the nine months ended September 30, 2014 and 2013:

In February 2013, the Company issued warrants with a fair value of approximately $205,000 to purchase 281,250 shares of the Company’s common stock at $4.00 per share and expiring November 2017 to a Director for the Director guaranteeing the Senior Secured Note Payable.

In addition to the warrants issued in February 2013 above, and  those issued in connection with debt as described in Note 6, the Company issued warrants to purchase 80,813 shares of common stock with an exercise price of $4.00 in conjunction with other debt, guarantees, issuances of equity and financing costs during the nine months ended September 30, 2013. These warrants had a fair value of approximately $116,000.  These warrants were all exchanged for shares in November 2013 described above.

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

In May 2014, the Company entered into an agreement to issue 50,000 five-year warrants to a consulting firm providing professional services upon the completion of an IPO.  An additional 30,000 warrants may be issued upon achieving certain performance goals agreed to between the Company and the consulting firm.  The exercise price of the warrants is set to equal the price of the shares offered in the Company’s IPO of $1.50 per-share. The Company recognized $20,611 during the nine months ended September 30, 2014 related to the fair value of 50,000 warrants issued in the third quarter of 2014.  The fair value for the other 30,000 warrants will be recognized upon achieving the performance goals.

In July 2014, the Company issued five-year warrants to purchase shares of its common stock totaling 3,289,086 at an exercise price equal to 125% of the IPO price or $1.88 as a result of providing warrants on $5.1 million of the $6.3 million of debt and accumulated interest that converted as of this date.  2,583,333 of these warrants were issued as part of an inducement to convert the debt into equity. The Company recognized a non-cash expense during the three months ended September 30, 2014 of approximately $370,000 which represented the fair value of the warrants determined using the Black-Scholes option pricing model.

As mentioned above, the Company issued five-year warrants to purchase 305,000 shares of the Company’s stock at a per share price of $2.00 as part of issuing 610,000 shares of Series A Convertible Preferred Stock.  The Company accounts for the warrants as a liability on the condensed consolidated balance sheet at their estimated fair value because the warrants have full-ratchet conversion price protection in the event that the Company issues common stock below the conversion price, as adjusted, until the earlier of (i) 180 days from the closing or (ii) such time as the Company shall have obtained, after the closing, financing aggregating to at least $5 million.   The Company determined the fair value of the warrants as of September 30, 2014 to be $34,454 based on the Black-Scholes option pricing model.

In connection with the private placement of the securities, the Company sold the placement agent a five-year warrant for the purchase of up to 18,300 shares of common stock at $2.00 per share.

The fair value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions for the nine months ended September 30, 2014 and 2013:

Both
Periods
(unaudited)
Expected term	1.5 - 5 Years
Expected dividend	0
Volatility	26% - 38%
Risk-free interest rate	0.25% - 1.08%

As of September 30, 2014, the Company had a total of 5,205,344 warrants outstanding with a weighted average exercise price of $2.14 and a weighted average life of 4.51 years.

13.           Stock-Based Compensation and Benefit Plans

On February 9, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (2010 EIP).  The plan was approved by our shareholders.  Participants in the plan include our employees, officers, Directors, consultants, or independent contractors who our compensation committee determines shall receive awards under the plan.  As of September 30, 2014, the number of shares of common stock reserved for issuance under the plan is 625,000 shares.  On February 12, 2014, the Board of Directors approved the assumption of the 2010 EIP as part of the reverse merger transaction with DE2; however it was agreed that no new grants would be made from this plan.  On this same date the Board of Directors approved the adopted 2014 Equity Incentive Plan (2014 EIP) with an aggregate of 1,524,327 shares of common stock, $0.0001 par value per share.  The plan will be administered by the Company’s Board of Directors or an authorized committee.  The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant incentives for up to 100,000 common shares to new employees of the Company who are not officers of the Company during each fiscal year.  Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares.  Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors.  No person is eligible to receive grants of stock options and SARs under the plan that exceed, in the aggregate, 100,000 shares of common stock in any one year.  The term of each stock option shall be determined by the board or committee, but shall not exceed ten years.  Vested stock options may be exercised in whole or part by the holder giving notice to the Company.  Options under the plan may provide for the holder of the option to provide payment for the exercise price of surrender shares equal to the exercise price.  The plan expires on February 12, 2020.  Options granted to employees generally vest over three years. Stock awards granted to non-employee Directors generally vest 50% on the grant date and 50% on the first anniversary of the date of the grant. Options expire five years from the date of grant.

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

During the nine months ended September 30, 2013, the Company originally issued options to purchase 330,469 with exercise prices ranging from $4.00 to $9.00 per share and an aggregate fair value of approximately $306,000. Of those options, options issued to executive management to purchase 250,000 shares were 100% vested immediately.

During the three and nine months ended September 30, 2014, the Company issued 190,250 and 300,250 options to an executive and associates of the Company at a weighted average exercise price of $1.50 and $2.42, respectively. The Company determined the fair value of the options to be $60,696 and $153,785 for the three and nine months ended

September 30, 2014 using the Black-Scholes option pricing model and is being expensed one third on date of grant and the other two thirds over the two anniversary periods.  As of September 30, 2014, the Company had a total of 300,250 options granted from the 2014 EIP plan.  As of this date, the 2010 EIP had outstanding stock options issued to employees totaling 257,167.  The Company had also issued outside of the EIP plans 465,000 options to purchase shares of Company common stock to Directors, certain officers and business consultants.

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three and nine months ended September 30, 2014 and 2013 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock-based compensation costs included in:
Cost of revenue	$5,510	$2,109	$9,256	$(270)
Sales and marketing expenses	17,944	6,744	21,961	64,076
Research and development expenses	9,628	(2,355)	13,007	42,301
General and administrative expenses	35,049	80,530	107,350	516,294
Total stock-based compensation expense	$68,131	$87,028	$151,574	$622,401

As of September 30, 2014 the total compensation cost related to nonvested options awards not yet recognized was $119,623. That cost will be recognized over a weighted average period of nine months. There were no options exercised during both the three and nine months ended September 30, 2014 and 2013.

The estimated fair values of stock options granted and assumptions used for the Black-Scholes-Merton option pricing model were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Estimated Fair Value	$60,696	$55,808	$153,785	$306,189
Options Granted	190,250	53,469	300,250	330,469
Expected Term	3 Years	3 Years	3 Years	3 Years
Expected Dividend	—%	—%	—%	—%
Volatility	29%	30% to 31%	29%	30% to 33%
Risk Free Interest Rate	0.93%	0.59% to 0.88%	0.88% to 0.93%	0.34% to 0.88%

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

2014 Associate Stock Purchase Plan

In September 2014, the Company’s Board of Directors approved the 2014 Associate Stock Purchase Plan, under which 500,000 shares were reserved for purchase by the Company’s associates (employees).  The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan.  The first plan period starts on September 1, 2014 and ends December 31, 2014.

14.           Related Party Transactions

Balances with related parties consisting of members of the Board of Directors (collectively Affiliates) for borrowings and warrants were as follows:

	As of
	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Debt held by related parties	$1,300,000	$2,362,561
Warrants held by related parties	3,235,416	942

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest paid to related parties	$237,596	$-	$237,596	$125,000
Related party interest expense	$72,211	$40,291	$453,020	$75,957

15.           Concentrations

The Company continues to rely on vendors to provide technology and licensing components that are critical to its RDC solution.

16.           Subsequent Events

Private Placement Offering

During October 2014, the Company issued 826,336 shares of Series A Convertible Preferred Stock at $1.50 per share, and issued five year-warrants to purchase an aggregate of 826,336 shares of its common stock at a per-share price of $2.00, in a private placement exempt from registration under the Securities Act of 1933.  Gross proceeds from this offering totaled $1,239,504.

The preferred stock entitles its holders to an 8% per annum dividend, payable quarterly in cash or in kind (or a combination of both) as determined by the Company, and may be converted to Cachet common stock at the option of a holder at an initial conversion price of $1.50 per share, subject to adjustment. The Company may require the holders of the preferred stock to convert their preferred shares in to common stock once the resale of those common shares shall have been registered with the SEC or are otherwise freely tradable, subject to certain other customary conditions. The holders of the preferred stock will be entitled to vote their shares on an as-converted basis and they will be entitled to a liquidation preference equal to the stated value (i.e., purchase price) of their shares plus any accrued but unpaid dividends thereon.

Subject to certain customary exceptions, the preferred stock has full-ratchet conversion price protection in the event that the Company issues common stock below the conversion price, as adjusted, until the earlier of (i) 180 days from the closing or (ii) such time as the Company shall have obtained, after the closing, financing aggregating to at least $5 million. The warrants issued to purchasers of the preferred stock contain similar full-ratchet exercise price protection in the event that the Company issues common stock below the exercise price, as adjusted, again subject to certain customary exceptions. In the Securities Purchase Agreement, the Company granted purchasers of the preferred stock certain registration rights pertaining to the shares of Company common stock they may receive upon conversion of their preferred stock and upon exercise of their warrants.

In connection with the second closing of purchases and sales of preferred stock on October 15, 2014, the Company increased the warrant coverage provided to all purchases of preferred stock from 50% to 100%. As a result of this increase, the Company also issued to an investor who earlier purchased preferred stock under the September 19, 2014 agreement warrants for the purchase of an additional 305,000 shares of common stock at the per-share price of $2.00 per share.

As part of a placement agent agreement with an advisory services company, the Company paid commissions aggregating approximately  $119,000 and sold the placement agent a five-year warrant for the purchase of up to 24,790 shares of common stock at $2.00 per share.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In 2012, we began to increase our client base, adding clients that are expected to generate the transaction volume-based revenue that the Company’s business model is based upon. While they are expected to continue to increase, revenues from transaction volume has not yet grown to the level needed to support our current cost structure.  As a result, we have incurred operating losses since inception. The operating losses, combined with the financing and interest costs, have resulted in cumulative losses through September 30, 2014 of $48.5 million since inception.

Our Sources of Revenue

We generate revenue from the up-front payments associated with our initial implementation of RDC Select (or other product offerings for our customers, which may include payments for the sale of scanning and related equipment and payments for additional marketing support from us.  In addition, we generated recurring revenue associated with ongoing support and maintenance of our software.  Recurring revenue is expected to include monthly service charges to customer for our service, transactional fees for the number of items processed, or a combination of both.  We believe that this model of recurring revenue will have a positive impact on our cash flow and valuation.  Reliance on recurring revenues will mean, however, that transactional volume will likely be a key metric for our ability to scale and generate sufficient revenues to ultimately become profitable.  We also generate revenue for professional fees associated with the upfront development and integration work our customers engage with us in implementing our Select Mobile Money offering.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.  There were no significant changes to these accounting policies during the nine months ended September 30, 2014.

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2014 Compared to Three and Nine Months Ended September 30, 2013

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended
	(unaudited)
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2014	revenue	2013	revenue	(Decrease)	(Decrease)
Revenue	$855,631	100%	$303,533	100%	$552,098	181.9%
Cost of revenue	829,878	97.0%	617,223	203.3%	212,655	34.5%
Gross profit (loss)	25,753	3.0%	(313,690)	(103.3)%	339,443	(108.2)%
Sales and marketing expenses	777,564	90.88%	447,887	147.6%	329,677	73.6%
Research and development expenses	731,433	85.5%	232,450	76.6%	498,983	214.7%
General and administrative expenses	843,319	98.6%	955,072	314.7%	(111,753)	(11.7)%
Total operating expenses	2,352,316	274.9%	1,635,409	538.8%	716,907	43.8%
Operating loss	(2,326,563)	(271.9)%	(1,949,099)	(642.1)%	(377,464)	19.4%
Interest expense	2,500,678	292.3%	346,656	114.2%	2,154,022	621.4%
Other (income) expense	330,308	38.6%	1,238	0.4%	329,070	26,580.8%
Net loss	$(5,157,549)	(602.8)%	$(2,296,993)	(756.8)%	$2,860,556	(124.5)%

	Nine Months Ended
	(unaudited)
	September 30,	% of total	September 30,	% of total	$ Increase	% Increase
	2014	Revenue	2013	revenue	(Decrease)	(Decrease)
Revenue	$1,941,030	100%	$774,267	100%	$1,166,763	150.7%
Cost of revenue	2,165,172	111.5%	1,908,027	246.4%	257,145	13.5%
Gross loss	(224,142)	(12)%	(1,133,760)	(146)%	909,618	(80.2)%
Sales and marketing expenses	1,969,712	101.5%	1,656,128	213.9%	313,584	18.9%
Research and development expenses	1,742,239	89.8%	733,505	94.7%	1,008,734	137.5%
General and administrative expenses	2,999,547	154.5%	2,903,722	375.0%	95,825	3.3%
Total operating expenses	6,711,498	345.8%	5,293,355	683.7%	1,418,143	26.8%
Operating loss	(6,935,640)	(357.3)%	(6,427,115)	(830.1)%	(508,525)	7.9%
Interest expense	4,997,379	257%	2,380,507	307%	2,616,872	109.9%
Inducement to convert debt and warrants	378,214	19.5%	674,414	87.1%	(296,200)	(43.9)%
Share price / Conversion adjustment	—	—%	1,710,475	221%	(1,710,475)	(100)%
Other expense	(34,999)	(1.8)%	32,713	4.2%	(67,712)	(207.0)%
Net loss	$(12,276,234)	(632.5)%	$(11,225,224)	(1,449.8)%	$(1,051,010)	9.4%

Revenues

Revenues during the three months ended September 30, 2014 increased 182% or $552,098 to $855,631, when compared to the same period in the prior year. The increase was primarily due to an overall increase in RDC transactions processed which totaled 921,574 during the third quarter of 2014, representing an increase of 123% or 507,933 from the same period in the prior year. The increase was attributable to an overall increase in the number of banks and credit unions which were “active” customers, meaning that they have implemented the RDC software enabling the processing of customer transactions.    As of September 30, 2014, we had entered into agreements to provide our RDC technology with approximately 317 banks and credit unions, of which 211 were active. This compares to a total of 210 signed agreements, of which 108 were active as of September 30, 2013.  In addition, we generated $197,337 of revenue during the three months ended September 30, 2014 for software development related activities associated with implementing our mobile money offering. During the three months ended September 30, 2014, approximately 57%  of our revenue was generated from transactional volume fees and other support services.  Approximately 31% represents revenue from professional services primarily related to integration development work performed as part of implementing our mobile money product offering, while the remaining 12% was from RDC implementation fees that are recognized over the lives of our contracts with financial institutions. As expected, as more clients have implemented our RDC technology they are starting to process more significant RDC transaction volumes and therefore, the mix of revenues has shifted to transactional volume fees from implementation fees.

During the three months ended September 30, 2014, we entered into several significant contracts for our Select Mobile Money offering.  As we previously disclosed during the second quarter of 2014, our initial deployment was with Navy Federal Credit Union (“NFCU”), which is the world’s largest credit union. Our technology is part of a program designed to offer their members a money management tool geared towards students called Visa Buxx. Our Mobile Money application allows student card holders to view balances, request money from their parents through SMS, email or in-app notification, and use the locator feature to easily locate the nearest branch or ATM. In addition, the parents will also have the ability to monitor their teens’ transactions, current balances, transfer funds directly from their Navy Federal debit and credit card, and have the ability to suspend the card.  Based on the success of this program, we received an additional order from NFCU during the third quarter of 2014 to provide the same mobile technology for their General Reloadable Purpose Card (“GRPC”).  This is a new product offering that NFCU will be making available to all of its six million members, which is expected to “go-live” during the fourth quarter of 2014.  We also received an order from USBank, who has partnered with Kroger, one of world’s largest grocery retailers in the world in a joint effort to offer its supermarket customers a prepaid card.   Our prepaid mobile application will offer Kroger’s supermarket customers a full suite of convenient mobile account services. Our application will also allow prepaid card users to view balances and transaction detail, reload money, including check-to-card loads with “instant good funds,” and transfer funds from inside the app. Powerful back-end analytics and messaging capabilities will allow the supermarket to segment cardholder behavior and send relevant marketing messages to keep its customers engaged in using the mobile application.  We currently anticipate this program to go-live during the fourth quarter of 2014.

Since a significant portion of the revenue we expect to generate from these programs will depend on the number of active users as well as fees earned through the reloading of the prepaid cards, ATM withdrawals and the transfer of money, we are currently unable to determine the overall impact these programs will have to our future revenues until these prepaid mobile programs are active.

Revenue during the nine months ended September 30, 2014 totaled $1,941,030, representing an increase of 151% or $1,166,763, when compared to the same period in the prior year. The increase was primarily due to an overall increase in  RDC transactions, which totaled 2,469,373 during the nine months ended September 30, 2014, compared to 946,636  for the same period in the prior year. The primary reason for the increase in transaction is due to the overall increase in the number of active customers that existed at September 30, 2014, which totaled 211, compared to 108 at September 30, 2013.  The remaining increase in revenues when comparing the nine months ended September 30, 2014 to the same period in the prior year was due to revenue from professional services primarily related to integration development work performed as part of implementing our mobile money product offering for the programs mentioned above.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2014 was $829,878, an increase of 35% or $212,655, compared to the same period in the prior year. Cost of revenues for the nine months ended September 30, 2014 totaled $2,165,172, representing an increase of 14% or $257,145, compared to the same period in the prior year 2013. The increase for both periods presented was primarily due to an increase in amortization expense associated with the intangible assets acquired as part of the Select Mobile Money acquisition in March 2014. During the third quarter and nine months ended September 30, 2014, we recognized amortization expense of $159,501 and $332,750, respectively. Partially offsetting these increases was an overall decrease in contract resources incurred to support our data center operation of $38,812 and $150,642 when comparing the three and nine months ended September 30, 2014 to the same period in the prior year.

Cost of revenue consists primarily of our costs of deploying and supporting the RDC capability, along with contract developers dedicated to our mobile money prepaid offering. We believe that as our RDC services revenue continues to grow, our cost of revenue will remain relatively fixed as part of providing these services. As a result of our investment in fixed costs to support current and expected future operations, and the relatively early stage of recurring revenue generation, the reported gross loss may not be representative of our operating model. Similar to our revenue expectations, the dollar amount of our variable component of our cost of revenue is expected to increase as transaction volume increases and we pay volume-based costs. We also expect to continue to gain leverage on the fixed portion of our cost of operations as more clients are brought online and generating revenue through RDC transactions.  Our mobile money white label offering requires significant upfront customization and integration effort, which requires us to contract with software developers, which yields a lower gross margin compared to what we are able to achieve from our transactional revenue stream.  Since our mobile money offering is also a hosted application, we believe once the programs referenced above are live, we will be able to gain similar leverage on the fixed portion of our cost of operations as our RDC offering.

Operating Expenses

Our operating expenses increased 44% or $716,907 to $2,352,316 for the three months ended September 30, 2014 compared to the same period in the prior year.  Our operating expenses during the nine months ended September 30, 2014 totaled $6,711,498, representing an increase of 27% or $1,418,143 when compared to the same period in the prior year.

Sales and Marketing

Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses increased 74% or $329,677 to $777,564 for the three months ended September 30, 2014 compared to the same period in the prior year. The increase in sales and marketing expense was primarily due an increase in expense related to higher employee compensation and related costs of $143,939.  Sales and marketing headcount as of September 30, 2014 was 20, an increase of 5, when compared to the same period in the prior year.  Also, our expenses incurred for tradeshows and other marketing programs increased by $95,803 when comparing the third quarter of 2014 to the same period in the prior year. Employee related travel expenses were also higher by $30,332 for the three months ended September 30, 2014 when compared to the same period in the prior year. Sales and marketing expenses during the first nine months of 2014 increased 19% or $313,584 to $1,969,712 when compared to the first nine months of 2013. The increase was primarily due to higher costs associated with attending various  tradeshows and other marketing related expenses of $166,079. We continue to focus our efforts to maximize return on investment by attending many of the leading industry tradeshows, as we believe our presence is necessary to attract and retain new customers. We traditionally incur higher levels of tradeshow expenditures during the first and fourth quarters of our fiscal year compared to the second and third. Excluding stock compensation expense, our overall employee compensation and related expenses increased $77,752 for the nine months ended September 30, 2014, when compared to the same period in the prior year as a result of an increase in headcount.    Stock compensation expense was $17,994 and $21,961 for the three and nine months ended September 30, 2014 compared to $6,744 and $64,076 for the same periods in the prior year. We currently anticipate our sales and marketing costs will be higher for the full year 2014 relative to 2013 as we continue to hire new sales employees in an effort to increase our revenues for both our RDC business as well as promoting our new prepaid mobile wallet offering as part of the Select Mobile Money acquisition. We may also see an increase in sales and marketing costs as a result of higher levels of commission expense resulting from an increase in our revenue.

Research and Development

Research and development expenses include salaries, employee benefits, stock-based compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for the three months ended September 30, 2014 increased 215% or $498,983 to $731,433 when compared to the same period in the prior year. Our research and development expense during the first nine months of 2014 totaled $1,742,239 representing an increase of $1,008,734 or 138%, when compared to the first nine months of 2013. The increase for both periods presented was primarily due to an overall increase in the number of software developers who were either employees of the company or full-time contractors all focused on continuing to develop new features and solutions to help differentiate our service offerings in the marketplace. During the second quarter of 2014 we released our initial version of Select Business designed specifically for providing our RDC technology to banks and credit unions’ merchant customers. We currently plan to release a full general availability version of this application in the fourth quarter of 2014. Excluding stock compensation expense, our employee compensation, contractor costs and related expenses increased $444,463 and $962,590 when comparing the three and nine months ended September 30, 2014 to the same periods in the prior year. As of September 30, 2014, we had a total of 27 research and development employees and full-time contractors, compared to 7 as of September 30, 2013. Of the increase, 9 employees and full-time contractors were added as part of the Select Mobile Money acquisition on March 4, 2014. Included in research and development expense was stock compensation expense (benefit) of $9,628 and $13,007 for the three and nine months ended September 30, 2014 compared to ($2,355) and $42,301 for the same periods in the prior year. We believe our research and development expenses will be higher for the full year of 2014 relative 2013 as a result of the additional employees and full-time contractors.

General and Administrative

General and administrative expenses include the salaries, employee benefits, stock-based compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses declined 12% or $111,753 to $843,319 for the three months ended September 30, 2014, when compared to the same period in the prior year. The decrease when comparing the three months ended September 30, 2014 to 2013 was due to lower levels of professional fees incurred primarily associated with accounting related services. Total professional fees for the three months ended September 30, 2014 totaled $320,857 compared to $112,441 in the same period in the prior year. Partially offsetting this decrease was an increase in travel related expense of $24,278 when comparing the third quarter of 2014 to the same period in the prior year.  Our general and administrative expenses during the first nine months of 2014 totaled $2,999,547 representing an increase of $95,825 or 3% when compared to the first nine months of 2013. Thise increase when comparing the first nine months of 2014 to the first nine months of 2013 was primarily due to an overall increase in professional fees of $236,496 incurred primarily associated with completing the reverse merger and public company expenses.    Excluding stock compensation expense, our employee compensation and related costs also increased $131,040, when comparing the first nine months of 2014 to the first nine months of 2013 as a result of an increase in headcount.   Travel and insurance expenses were also higher by $76,816 and $60,665, respectively, during the nine months ended September 30, 2014 when compared to the same period in the prior year primarily as result of becoming a public company. Partially offsetting these increases was a decline in stock compensation of $408,944 as a result of a higher number of shares granted in 2013 with immediate vesting, as well as the compensation cost attributable to the reduction in the exercise price of certain previously granted options. Included in general and administrative expense was stock compensation expense for the three and nine months ended September 30, 2014 of $35,049 and $107,350, compared to $80,530 and $516,294 for the same periods in the prior year. We believe our general and administrative costs will be higher for the full year of 2014 relative to 2013 as we anticipate incurring additional professional fees related to the ongoing requirements of a public company and also the anticipated costs associated with completing capital raises.

Interest Expense

Interest expense for the three and nine months ended September 30, 2014 was $2,500,678 and $4,997,379 compared to $346,656 and $2,380,507 for the same periods in 2013. The increase was primarily driven an overall increase in the level of indebtedness during the first nine months of September 30, 2014 when compared the same period in the prior year.  Prior to July 14, 2014, our total principal and accrued interest outstanding was $14 million compared to approximately $10 million at the end of September 2013. On July 14, 2014, as part of completing our Initial Public Offering, a total of $6.3 million of principal and accrued interest converted into 5.1 million shares of common stock. In addition, we repaid a total of $3.2 million of principal and accrued interest outstanding in July 2014.  Of this amount, $1.7 million was associated with a loan we entered into with one of our Directors, whereby we agreed to issue common stock equal to 12.5% of the principal amount on the issuance date and 3.125% of the principal amount each success fifth business day so long as any portion of the principal is outstanding. In addition, the initial interest rate of 24% increased to 48% until the loan is repaid in full. Interest expense associated with this note for the three and nine months ended September 30, 2014 totaled $121,366 and $1,122,405 of which $93,749 and $890,624 related to the fair value of common stock to be issued in April 2014 as part of the agreement. Also included in interest expense during the nine months ended September 30, 2014 was $1,000,000 associated with agreeing to issue 666,667 shares of our common stock as part of being granted an extension of our senior secured note to May 12, 2014. We amortized the $1 million of cost as interest expense through the new maturity date of the note.  In addition, during the three and nine months ended September 30, 2014, we recorded $2,101,139 of interest expense for both periods presented associated with the amortization of a beneficial conversion feature for $3.3 million of principal debt outstanding, of which $1.0 million is held by a Director and $6.0 million of debt automatically converted upon the IPO in July 2014.

We also recorded a fair value adjustment related to the outstanding warrants issued to our senior debt holder resulting in a $65,546 decrease in interest expense when comparing the nine months ended September 30, 2014 to the same periods in the prior year.  In addition, we recorded the fair value related to the outstanding warrants issued to the holders of the convertible preferred stock during the three months ended September 30, 2014 of $34,454.

Other Non-Operating Expense (income)

Other non-operating income during the three and nine months ended September 30, 2014 totaled $40,000 and $34,999, respectively, compared to other non-operating expense of $1,238 and $32,713 for the same periods presented. Other non-operating income recognized during the three and nine months ended September 30, 2014 primarily relates to the forgiveness of debt for repayment of the outstanding balance owed in addition, we recognized a non-cash charge of approximately $370,000 related to the fair value of warrants issued as part of an inducement to convert debt to equity.  The non-operating expense recognized during the nine months ended September 30, 2013 relates to the amortization of financing costs. During the nine months ended September 30, 2013, we recorded $2.4 million in charges for the excess of the fair value of common shares issued in the conversions of debt and warrants into common stock. Specifically these non-cash charges include, a $674,000 related to shares issued as consideration to incent noteholders to convert their debt to equity and in conjunction with that conversion, approximately $1.71 million related to the issuance of shares to adjust the conversion rate of previously converted debt.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition. At September 30, 2014 we had $652,124 in cash and cash equivalents. Our cash and cash equivalent balances consist of cash and short-term money market instruments. Our financial condition and prospects critically depend on our access to financing in order to continue funding operations. During the nine months ended September 30, 2014 the cash used in operating activities was approximately $7.7 million, an increase of $2.7 million during the same period in the prior year. Much of our cost structure arises from personnel and related costs and therefore is not presently subject to significant variability. Prior to our IPO, we had historically utilized borrowings from accredited investors, including affiliates, to fund our working capital needs. Through July 14, 2014, we increased our net borrowings by approximately $6.0 million to fund our operations and complete the acquisition of Select Mobile Money. In July 2014 we completed an IPO in which a total of 4.5 million shares of common stock were issued at $1.50 resulting in gross proceeds of $6.8 million. The proceeds net from the offering were approximately $5.5 million, after deducting commissions and approximately $900,000 in offering costs. As part of the offering, we converted approximately $6.3 million of existing indebtedness into 5.1 million shares of common stock and issued 3.3 million warrants with an exercise price of $1.875 and a life of five-years. After the repayment of the debt related to our acquisition of Select Mobile Money and other short-term borrowings that became due upon completion of the IPO, our available cash for operations as of July 14, 2014 totaled $2.2 million. After paying existing trade payables owed as of that date, we had approximately $1.0 million for working capital.

On July 30, 2014, we entered into a commitment agreement with two members of our Board of Directors which provides unrestricted access to $2.5 million promissory note in the event we do not have enough funds to operate our business through December 31, 2014.

In September, we issued 610,000 shares of Convertible Preferred Stock resulting in gross proceeds of $915,000.  Subsequent to September 30, 2014, we issued 826,336 shares of Convertible Preferred Stock resulting in additional gross proceeds of approximately $1.2 million.

Although we will require additional funds to continue our operations beyond December 31, 2014, we believe the funds raised in our equity offerings and the funds available under the above mentioned July 30, 2014 agreement will be sufficient to allow us to continue operating through December 31, 2014.

Cash Flow

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2014 was approximately $7.7 million compared to approximately $4.9 million for the same period in the prior year. Our net loss during the nine months ended September 30, 2014 was approximately $12.3 million or approximately $1.1 million more when compared to the same period in 2013, although when adjusted for non-cash charges in our statement of operations, our cash flow from operations before changes in working capital decreased approximately  $234,000 compared to nine months ended September 30, 2013. Changes in working capital included an increase in accounting receivable during the nine months ended September 30, 2014 and 2013 of $112,250 and $177,592, respectively. The significant increase in accounts receivable during the nine months ended September 30, 2014 as a result of an overall increase in receivables associated with an increase in billings for our RDC services.  The primarily reason for the increase in accounts receivables during the nine months ended September 30, 2013 was due to billing a reseller $200,000 in advance for us providing our RDC technology to their future customers. Deferred commissions increased during the nine months ended September 30, 2014 and 2013 by $101,613 and $171,986, respectively, as a result of an overall increase in revenues during these periods. Prepaid expenses decreased  $70,762 and $39,033 during the nine months ended September 30, 2014 and 2013, respectively, as a result of expensing annual software and hardware support contracts over the period the services are provided and the amortization of prepaid software licenses. Other changes in working capital included an increase in deferred revenue to $243,914 for the nine months ended September 30, 2014 as compared to $655,357 for the same period in 2013. The increases in both periods were primarily due to receipt of implementation and prepaid transaction fees associated with new clients for both periods presented.    Accrued expenses also increased during the nine months ended September 30, 2014 and 2013 by $41,919 and $101,360, respectively, primarily as a result of an increase in accruals for various related operating costs incurred but unpaid at the end of both periods presented. Accrued interest expense declined during the first nine months of 2014 by  $669,915 compared to an increase of $1,223,396 for the same period in the prior year. The decrease in accrued interest for the first nine months of 2014 was primarily due to the payoff of accrued interest owed to our senior debt lender, as well as additional debt converted or repaid following the IPO. The increase in accrued interest expense during the first nine months of 2013 was primarily due to the accrual of a payoff premium of $750,000 provided to our senior debt lender, along with an increase in accrued expense recognized on our other debt that remained outstanding. Accounts payable balance decreased during the nine months ended September 30, 2014 by $100,444 compared to an increase of $192,524 for the same period in the prior year. The primary reason for the decrease in accounts payable during the first nine months of 2014 was due to a significant amount of payments made in July 2014 following the completion of our IPO for professional service fees incurred through this date.  These services included completing the reverse merger, our annual audit, providing legal defense regarding a potential trademark infringement as well as costs associated with completing our IPO.  The primary reason for the increase for the nine months ended September 30, 2013, was due to incurring significant professional fees for legal and accounting services for the activities mentioned above.

Investing Activities

 Purchases of fixed assets during the nine months ended September 30, 2014 and 2013 were not significant as most of the technology assets needed to support current business needs were in place by the end of 2012. Additional cash used in investing activities during the nine months ended September 30, 2014, included $1.750 million related to the acquisition of Select Mobile Money.

Financing Activities

Net of debt issuance costs, our borrowings during the nine months ended June 30, 2014 and 2013 totaled approximately $8.4 million and $4.1 million, respectively. Of the approximately $8.4 million borrowed during the first nine months of 2014, $1.35 million of the funds were used to fund our acquisition of Select Mobile Money and $375,000 was used for working capital. During the nine months ended September 30, 2014, we repaid $1.6 million of principal owed under our senior secured financing arrangement and $300,000 owed under the secured convertible notes outstanding.  The remaining borrowings were used to fund our operations during the first nine months of 2014.  We also repaid $1.5 million of principal owed to a Director for the loan associated with our acquisition of Device Fidelity Select Mobile Money, along with $0.5 million of principal short-term debt owed to our Director.  We also repaid approximately $0.9 million of principal owed for various short-term notes in July 2014.   In addition, in March 2014, we repaid the entire outstanding installment note balance of $137,383 and the bank issued a new note for a total of $330,020. During the first nine months of 2014, we have made additional principal payments against this loan totaling $51,500 compared to $68,223 during the same period in the prior year. We also paid debt issuance fees totaling $88,098 and $186,052 during the nine months ended September 30, 2014 and 2013, respectively. During the nine months of 2013, we issued shares of common stock and received net proceeds of $1,197,550. Proceeds from these debt and equity financings were used to fund cash used in operating activities as well as repay certain debt.  During the nine months ended September 30, 2014, we issued 610,000 shares of Convertible Preferred Stock at $1.50 per share, and issued five-year warrants to purchase 305,000 shares of our common stock at a per-share price of $2.00.  The net proceeds received from this offering net of issuance costs totaled $839,300.

Debt and Capital Resources. Since inception in February 2010, we have raised capital to support operating losses incurred in development of our RDC capability infrastructure, the marketing expenses to increase our client base and the general and administrative functions to support our planned growth.  Our net losses from inception through

September 30, 2014 of $48.5 million have been funded primarily through the issuance of equity, debt, warrants and borrowings under our senior secured financing agreement.

Additionally, we entered into a borrowing arrangement with Trooien Capital LLC under which an amendment allows for us to request additional advances under to fund the refinancing of senior debt due and owing to Michaelson Capital Partners LLC.   During the first nine months of 2014, we repaid Michaelson Capital Partners LLC a total of $3.0 million of principal and accrued interest through advances from Trooien Capital.  As of September 30, 2014, the total principal amount of advances made against the $4.0 million facility we have with Trooien Capital was $3.3 million, of which $1.0 million was converted into equity in July 2014 as part of a conversion agreement dated June 17, 2014.  In addition, we borrowed against the entire $1.5 million line-of-credit provided by one of our Board of Directors in May 2014, of which $0.5 million was converted into equity in July 2014 as part of this same conversion agreement.  We also have a loan with a commercial bank that is due on demand or if no demand is made, it will be repaid in monthly installments.

On July 14, 2014, we completed an initial public offering in which a total of 4,500,000 shares of common stock were issued at $1.50 resulting in gross proceeds of $6,750,000. The proceeds net from the offering were approximately $5.5 million, after deducting commissions and approximately $900,000 in offering costs. As part of the offering, we converted approximately $6.3 million of existing indebtedness into 5,139,169 shares of common stock and issued 3,399,278 warrants with an exercise price of $1.875 and a life of five-years. After the repayment of the debt related to our acquisition of Select Mobile Money and other short-term borrowings that became due upon completion of the IPO, our available cash for operations as of July 14, 2014 totaled $2.3 million. After paying existing trade payables owed as of that date, we had approximately $1.0 million for working capital.

On July 30, 2014, we entered into a commitment agreement with two members of our Board of Directors which provide unrestricted access to $2.5 million promissory notes in the event we do not have enough operating funds through December 31, 2014. In addition, during September and October of 2014, we issued a total of approximately $2.2 million of Convertible Preferred Stock at a $1.50 per share.   Although we will require additional funds to continue beyond December 31, 2014, we believe the funds raised through the issuance of common stock and convertible preferred stock and the funds available under the above mentioned July 30, 2014 agreement will be sufficient to allow us to continue operations through December 31, 2014.

Contractual Obligations and Commitments

We have no material commitments for capital expenditures, nor do we anticipate any significant expenditures for the remainder of 2014.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements as of September 30, 2014 or December 31, 2013.

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

In June 2014, the FASB issued authoritative guidance related to share-based payments when the terms of an award provide that a performance target could be achieved after the requisite period.  The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  The requirements of the new standard are effective for the annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods.  We do not anticipate that this guidance will have a material impact on our financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  The amendments provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The standard will be effective for us on January 1, 2016.  The adoption of this pronouncement is not expected to have a material impact on our financial statements.

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

As of September 30, 2014, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934. Based on that evaluation, we concluded our disclosure controls and procedures are ineffective as of September 30, 2014 in as much as we have identified the following:

I.	The Company has identified a material weakness related to the proper financial reporting requirements under Generally Accepted Accounting Principles (GAAP).
II.

The Company has identified several significant deficiencies, including proper review and approval of corporate credit cards, segregation of duties and also initiating, authorizing and recording general journal entries.

We have engaged an outside firm to assist in our review and documentation of our internal controls over financial reporting.  As part of the engagement, the outside firm will be testing our controls to assess the effectiveness to ensure they are operating as design.  We currently believe the controls we are implementing by the end of fiscal year 2014 will remediate the material weakness related to proper financial reporting requirements under GAAP and other significant deficiencies referred to above.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.3	Amended and Restated Bylaws, effective as of March 18, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K/A filed on February 14, 2014)
10.1	2014 Associate Stock Purchase Plan (filed herewith)
10.2

Form of Securities Purchase Agreement dated September 19, 2014, by and among Cachet Financial Solutions, Inc. and certain purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2014)

10.3	Form of Warrant to Purchase Common Stock of Cachet Financial Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2014)
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CACHET FINANCIAL SOLUTIONS, INC.

Date: November 13, 2014	By:	/s/ Darin P. McAreavey
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

3.3	Amended and Restated Bylaws, effective as of March 18, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K/A filed on February 14, 2014)
10.1	2014 Associate Stock Purchase Plan (filed herewith)
10.2

Form of Securities Purchase Agreement dated September 19, 2014, by and among Cachet Financial Solutions, Inc. and certain purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2014)

10.3	Form of Warrant to Purchase Common Stock of Cachet Financial Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 22, 2014)
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Schema Document (filed herewith).
101.CAL	XBRL Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Definition Linkbase Document (filed herewith).
101.LAB	XBRL Label Linkbase Document (filed herewith).
101.PRE	XBRL Presentation Linkbase Document (filed herewith).