Form 10-K
period 2014-12-31
CACHET FINANCIAL SOLUTIONS, INC.
filed 2015-04-14
CIK 1487906

ani

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 000-53925

CACHET FINANCIAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2205650
(State of incorporation)	(I.R.S. Employer Identification No.)

18671 Lake Drive East Southwest Tech Center A Minneapolis, MN	55317
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (952) 698-6980

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:  Common stock, $.0001 par value per share

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

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 5% stockholders of the registrant as of June 30, 2014 was approximately $0.  As of April 13, 2015, there were 21,995,190 shares of our common stock outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE:  None.

Cachet Financial Solutions, Inc.

Form 10-K

NOTE REGARDING INDUSTRY AND MARKET DATA

Industry data and other statistical information used in this report are based on independent publications, government publications, reports by market research firms and other published independent sources.  Some data are also based on our good faith estimates, derived from our review of internal surveys and the independent sources listed above.  Although we believe these sources are reliable, we have not independently verified the information.

ITEM 1BUSINESS

Throughout this report, we refer to Cachet Financial Solutions, Inc., a Delaware corporation and the public reporting company filing this Annual Report on Form 10-K, as “we,” “us” and the “Company.”  Unless otherwise indicated or unless the context otherwise requires, references to “we,” “us” and the “Company” include our consolidated subsidiary.

OVERVIEW

We are a technology solutions and services provider to the financial services industry.  Our solutions and services enable our clients—banks, credit unions and other types of financial institutions or financial service organizations—to provide their customers with remote deposit capture technology and related services.  Our clients typically seek these technologies in order to increase customer satisfaction and improve customer retention, attract new customers, develop market leadership, grow deposits in a low-cost manner, reduce their transaction costs and reduce traffic at bricks-and-mortar branches.  We describe our current solutions and services below under the “—Solutions” caption.

As of December 31, 2014, we had entered into 348 contracts with customers for our cloud-based SaaS products and services, and as of December 31, 2013, we had entered into 230 such contracts.  Approximately 252 of those agreements were “active” as of December 31, 2014, meaning that they have implemented the RDC software enabling the processing of customer transactions. Our business operations are conducted through our wholly owned subsidiary, Cachet Financial Solutions Inc., a Minnesota corporation.

We became a public company through a reverse merger transaction described in more detail under the caption “—Recent Developments—Reverse Merger Transaction” below.   In considering whether to engage in the transaction, our Board of Directors and management was attracted to the ability to raise proceeds for the growth of the business and offer investors some measure of liquidity in their investment.  Our board and management also considered the increased ability, as a public company, to grow the business through the use of stock to acquire other businesses and assets and attract and retain highly talented employees.  The reverse merger transaction was the fastest means of becoming a public reporting company.  The drawbacks of the reverse merger transaction include increased operating and compliance costs as a public reporting company, and the possibility that the public reporting entity we acquired in the reverse merger transaction could have unknown liabilities.  Additional costs could be significant, and management estimates that the increased annual professional and consulting fees alone could be as high as $250,000.   Other costs, such as the costs of engaging a transfer agent and working with financial printing intermediaries, could add up to another $50,000 on an annual basis.  See also, “RISK FACTORS”  on page 24 (“Being a public company results in additional expenses and diverts management’s attention . . . .”).

INDUSTRY

In its most simple terms, RDC is a service that allows a business or consumer to scan checks and transmit the scanned images to a financial institution for posting and clearing or, in the case of Financial Service Organizations (“FSOs”), cashing and loading remotely to a prepaid debit card.  Checks received by the business or consumer can be scanned to create a digital deposit.  The digital deposit is then transmitted to the RDC institution or service provider, who accepts the deposit and posts the deposit to their customer’s account. The product eliminates a trip to a financial institution or ATM to deposit the check(s).  The basic requirements for an RDC service currently include a PC Windows or Mac computer and a check scanner for business applications, a “smartphone” for consumer applications, an Internet connection, and a service provider such as a bank.

RDC has been called an important development in the banking industry by the Federal Reserve and others.  At this time, we believe that most major financial institutions in the United States have either launched the service, or are well on their way to doing so. The commonly viewed benefits of this new service include convenience, better deposit availability, reduced non-sufficient funds (NSFs) and reduced transportation costs and risk.  Federal legislation commonly referred to as “Check 21” makes the entire RDC process possible. Passed in 2003 and implemented in

October 2004, this legislation allows financial institutions to clear checks based upon images of the original items instead of having to transport the original check all the way back to the paying bank for clearing.

We also market our cloud-based SaaS solutions to the providers of non-traditional banking services to the unbanked or the underbanked market.  This FSO market includes institutions providing prepaid debit cards, check cashing services and payday lending to consumers.  The FSO market represents more than 350 million transactions per year, involving approximately $106 billion in various products and services.  These FSO products and services generally consist of:

•	$58.3 billion in check cashing transactions;
•	$17.6 billion in money orders sold;
•	$8.3 billion in wire remittances;
•	$13.2 billion in payday advances; and
•	$5.4 billion in sales of prepaid stored-value cards.

SOLUTIONS

We are a technology solutions and services provider to the financial services industry.  The following products and services comprise the main technology solutions we currently offer to our customers:

•	remote deposit capture (RDC) products for businesses and consumers;

•	mobile money management products for consumers; and

•	training and support services for our financial services industry customers.

Our RDC products are composed of various software applications that permit a business or consumer to (i) scan or take a picture of a check by using a smart phone, tablet or other devices (e.g., a desktop computer that includes or is connected to a camera), and then (ii) transmit the resulting image to a bank for posting and clearing.  These various software applications are developed to be compatible with both Windows and Mac operating systems, and are marketed with various features and levels of functionality.  Our main RDC products are marketed under the name RDC Select Business, which provides a financial institution’s business customers with the ability to scan and deposit checks from their PC or Mac computer, and RDC Select Mobile, which allows a financial organization to offer their customers the ability to scan and deposit checks via a mobile device by taking a picture of the front and back of the endorsed check.  In all cases, our RDC software is made available to our customers through a license granting them Internet (“cloud-based”) access.  Because we develop, host and maintain the software products that perform the RDC processes and services, our kind of business model is often referred to as a “software-as-a-service” business, or a “SaaS” model.

Our mobile money management product is a software application that permits a consumer with a prepaid debit card to (i) have a paper check directly deposited into the consumer’s prepaid card account using RDC technology similar to that used in our RDC Select Mobile product discussed above, (ii) cash checks by depositing a check into a prepaid card account and then accessing the related cash through an ATM machine, (iii) international remittance (i.e., a transfer of money from an individual working abroad to another person in the transferring individual’s home country), (iv) pay bills through electronic fund transfers from the prepaid card account, and (v) transfer amounts available in the prepaid card account to other participants in the same FSO’s prepaid card program.  We market our mobile money management product under the name “Select Mobile Money.”  Like our RDC products, we make our Select Mobile Money product available to our customers through an Internet/cloud-based SaaS business model.

The training and support services we offer and provide to our customers include: educational webinars to inform staff of product benefits and how to sell; marketing collateral and product videos to help our clients promote the product to their customers; risk mitigation consulting and documentation; reporting and analytics on customer transactions; post launch contests and promotions to increase customer adoption and transactions.

As indicated, our products and services (our “solutions”) are marketed and licensed or sold primarily to participants in the financial services industry.  In this regard, our RDC products are offered to banks and credit unions in the United States, Canada and Latin America.  Our mobile money management products are offered to a wider variety of financial service organizations (FSOs) in the United States, Canada and Latin America.  These FSOs include banks and credit unions, but also include prepaid card issuers, check cashers and payday lenders.  The banks, credit unions and FSOs purchasing our RDC products or mobile money management solutions generally desire to offer remote and mobile technology-based services to their own retail consumers for competitive reasons such as increasing customer satisfaction and improving customer retention, attracting new customers, developing market leadership, growing deposits in a low-cost manner, reducing their transaction costs and reducing traffic at bricks-and-mortar branches.  We do not offer, sell or license our solutions directly to retail consumers.

In our experience, the FSOs that desire mobile money management solutions typically cater primarily to retail consumers who are “unbanked” (meaning that they have no formal relationship with a traditional banking institution or credit union) or “underbanked” (meaning that they have only a minimal relationship with one or more traditional banking institutions or credit unions, and generally prefer not to grow that relationship due to fee concerns and/or minimum-balance requirements imposed on them by those institutions).  In this regard, our Select Mobile Money product provides the unbanked and underbanked end-user customer with a convenient and secure “anywhere and anytime” access to self-service banking services through an easy-to-use mobile application downloaded onto their smart phone or tablet and linked to a prepaid card. We believe that easy and immediate access to money is especially important to the unbanked and underbanked consumer because this demographic often lives “paycheck to paycheck” and requires quicker access to their funds to pay for their everyday living essentials such as food, rent, and the payment of other bills. We believe that the inconvenience and cost of accessing multiple service providers, which are common barriers among underbanked and unbanked consumers, serves as a strong incentive for these consumers to use an aggregated service like Select Mobile Money.  We believe that our Select Mobile Money product can address the needs most unbanked or underbanked consumers who have a need or desire for services more complex than simple debit cards and check cashing.

Our typical client implementation process includes integrating our software into the infrastructure of the financial institution, initiating customer training and providing sales and marketing development to support our client’s success when their RDC product is launched. We may offer technical support thereafter.  As of December 31, 2014, we had entered into 348 contracts with customers for our products and services, and as of December 31, 2013, we had entered into 230 such contracts.  Approximately 252 of those agreements were “active” as of December 31, 2014, meaning that they have implemented the RDC software enabling the processing of customer transactions.

DEVELOPMENT

In August 2010, we launched our cloud-based SaaS RDC Select platform, followed by the offering of our smartphone applications and our Apple OS X operating platform in September and October.  In 2011, we launched CheckReview, a cloud-based SaaS proprietary technology that helps financial institutions better identify potential check fraud with the ability to view and validate the digital image of the check in real time.  In 2011, we also introduced the industry’s first cloud-based SaaS mobile check capture solution tailored specifically to the FSO market, allowing a user to scan a check and transmit a high quality image using our Patent Pending Check Review for approval.  The solution also provides real-time communication with the user to secure their acceptance of fees and terms (using our patent-pending check and load feature) via their smartphone to ultimately have the funds from a cashed check remotely loaded onto their prepaid debit card.  In 2012, we introduced advanced business rules and support for home-based printer-scanner devices.  In 2013, we introduced our cloud-based enterprise risk SaaS platform, CheckRiskPro.

In March 2014, we purchased from DeviceFidelity, Inc., a Texas corporation, certain tangible and intangible assets of a business engaged in the development and provision of technology platforms supporting mobile wallet applications.  We believe our mobile wallet platform, marketed under the name “Select Mobile Money,” can provide all of the functionality of a mobile banking platform to the approximately 100 million unbanked and underbanked consumers.  The acquisition provides us with an opportunity to obtain and enlarge strategic relationships with Visa, Mastercard, MoneyGram and Navy Federal Credit Union—the providers of those services to their consumers.  We believe this capability complements and supports our RDC and mobile deposit business by adding new features and services for consumers, creating an expanded consumer base and target market, and also expands the scope of our potential partners in the FSO market.   In the acquisition, we received rights under a contract with Visa to provide the customers of these institutions with services under the Visa-endorsed mobile platform.  We also received rights under a contract with Moneygram to implement that company’s first mobile solution for their customers.  We paid an initial purchase price of $1.125 million for these assets, with an additional $1.0 million payable upon the satisfaction of certain performance-related contingencies, of which all has since been paid.

We intend to market Select Mobile Money through its existing marketing channels using our sales force, and to provide all corporate support functions through our existing staff.  In addition to the assets acquired, we have retained four individuals from the seller who will provide the technological and programming skills to develop, market and support these products.

COMPETITIVE STRENGTHS

We believe that the following represent our competitive strengths:

•

Premier Technology.  Our RDC products represent a premier IT solution that alleviates large capital investments in RDC hardware and software by financial institutions, using a dynamic SaaS and cloud-based platform that ensures the most up-to-date IT offerings for retail and commercial clients.

•

Large Market Potential.  We focus our sales efforts in two areas: (i) there are 13,000 financial institutions in our target market and (ii) FSOs that serve the approximately 100 million unbanked and underbanked consumers in the United States.

•

Innovation.  We occupy what we believe to be a leadership position in innovation for the commercial banking market, evidenced by the fact that we have introduced (i) the industry’s first Apple compatible, patent-pending RDC technology platform, (ii) our CheckReview™ product, which is a patent-pending fraud-prevention solution allowing financial institutions to review a high quality image of a personal check prior to processing that check, (iii) a patent-pending interface for our cloud-based SaaS mobile check capture application (RDC Select Mobile), targeting the growing prepaid card industry, (iv) a patent-pending method for applying fees and business rules to RDC transactions, (v) a patent-pending method for paying back loans through RDC, and (vi) a patent-pending process for accepting RDC transactions that includes the remote destruction of checks.

•

Customer Support.  Our offer of marketing support and training to ensure that our customers understand the benefits of RDC and are able to effectively market to their customers and realize their full revenue opportunity from RDC.

Our business faces some significant challenges.  These include:

•

Relatively Short Operating History.  Our business is subject to all the risks inherent in the establishment of a new enterprise and the uncertainties arising from the absence of a significant operating history. Due in part to our relatively short operating history, we cannot project whether or when we will become profitable.

•

Significant Debt Burden. We have a substantial amount of indebtedness. As of April 13, 2015, we had approximately $5.2 million of principal debt outstanding. In addition, the total amount of accrued but unpaid interest totaled approximately $0.4 million.  Of this amount, $1.0 million is due pursuant to the terms of a note payable to Michael Hanson, a director of the Company.  Mr. Hanson has the option to convert the debt at $1.20 per common share and receive 100% warrant coverage through the maturity date of July 31, 2015.  The note to Hanson is payable upon the earlier to occur of a Company financing with gross proceeds in excess of $10 million or July 31, 2015.  In addition, $2.3 million is due December 2016 and is part of a Loan and Security Agreement with Trooien Capital LLC.  Trooien Capital LLC has the option to convert at $1.875 per common share with 100% warrant coverage through the maturity date.  Also, $0.7 million is owed to The Margaret De Jonge Trust pursuant to the terms of a Term Note dated December 14, 2012, originally due in December 2014, but later modified whereby $50,000 is due each month commencing December 31, 2014 and continuing through April 30, 2015, when the entire remaining amount of principal and accrued interest are due.

•

Need for Additional Financing. We require additional financing to continue our operations. Management expects that additional capital will be required to support our cash operating expenses after April 15, 2015 and repay debt that is maturing.

•

Going Concern. In its report dated April 14, 2015, our independent registered public accounting firm, Lurie Besikof Lapidus & Company, LLP, stated that our consolidated financial statements for the fiscal year ended December 31, 2014 were prepared assuming that we would continue as a going concern, and noted that our limited revenues, recurring losses from operations and shareholder deficit raise substantial doubt about our ability to continue as a going concern.  We continue to experience limited revenues, operating losses and a shareholder deficit.  As a result, it may be more difficult for us to attract investors, secure debt financing or bank loans, or a combination of the foregoing, on favorable terms, if at all. Our future depends upon our ability to obtain financing and upon future profitable operations. In addition, concerns about our financial viability may have an adverse effect on current and potential customers’ willingness to enter into long-term relationships with us.

•

Competitive Market.  The market for RDC is highly competitive and we expect the intensity of competition to increase.  Most of our actual potential competitors have significantly greater financial, technical and marketing resources than us.  These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements.

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

Our business also faces those other risks discussed in the “RISK FACTORS” section of this report, beginning on page 17.

REVENUE SOURCES

Our sources of revenue include:

•

up-front payments associated with our initial implementation of RDC Select (or other product offerings) for our customers, which may include payments for the sale of scanning and related equipment and payments for additional marketing support from our Company;

•

professional services, including implementation services, development of interfaces requested by customers, assistance with integration of the Company’s services with the customers’ applications, dedicated support, and advisory services to customers who choose to develop their own interfaces and applications; and

•	recurring revenue associated with the following:

•	deposit fees, monthly active-user fees, and bill-pay fees; and

•	transaction-processing fees and fees for the ongoing support and maintenance of our software.

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

GROWTH STRATEGY

Key elements of our growth strategy include:

•

Build our Direct Salesforce and Distribution Partners.   We believe there is significant opportunity to accelerate our sales and transaction growth to further penetrate the customer base of small- and mid-sized banks, credit unions and prepaid card programs.

•	Continue to Innovate. We intend to continue to invest in development efforts to introduce new mobile related features and functionality to our customers.

•	Grow Revenue from Existing Customers. We intend to grow our revenues from our existing customers as they add new users and as we provide them with new features and functionality.

•

Pursue Acquisitions.  We intend to selectively pursue acquisitions to accelerate the growth in our business through additional product offerings or acquisition of customers.  While we intend to generate most of our growth organically, we believe there will be opportunities for us to acquire companies that will bring synergies to our business.

•

Offer our Products Internationally.  To date, we have derived most of our revenues from the North American market.  We believe that there is an additional growth opportunity for our cloud-based SaaS RDC and mobile wallet solutions in international markets.

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

Focus on Targeted Markets

Using a direct sales force, we focus on banks and credit unions of $500 million to $30 billion in asset size that primarily serve the unbanked, underbanked and underserved consumer markets.  We believe these institutions represent the best opportunity for acceptance and growth of RDC because they generally have multiple branches and a significant commercial and consumer customer base that would be typical users of RDC technologies.  Many of these institutions often do not have internal marketing capabilities to effectively take advantage of the opportunity that RDC presents, as do the larger money-center financial institutions.  We offer a retail RDC solution for financial institutions to offer to their customers.  Our solution is currently also available for iPhone and Android smartphone operating system. We believe the consumer market will have particular appeal to credit unions, which have historically had a much larger consumer customer base than a commercial base.  As with the commercial markets, we believe the consumer market is a significant opportunity with high growth potential.

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

We are party to a license agreement with Mitek Systems, Inc. under which Mitek provides us with mobile application and server software for our RDC software platform for smartphones, which we call Select Mobile. The software includes a back-end image verification server and mobile applications for iPhone and Android smartphones. The server software for these applications also resides in our data centers, is integrated with our RDC software platform and is managed by us.

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

COMPETITION

Since RDC incorporates both software and hardware solutions, companies involved with these platforms may be considered competitors if they offer a complete solution to their customers.  Non-hardware or software companies also offer RDC solutions.  These companies typically sell directly to their commercial customers.  Pitney Bowes and NCR are two companies we are aware of which offer an RDC solution directly to their customers.  Software companies offering RDC solutions include, but are not limited to, Bluepoint Solutions, Fiserv, Goldleaf ProfitStars, Net Deposit, VSoft, Deluxe Corporation (acquired Wausau), and Fidelity Information Services.  Our primary competitor for our prepaid mobile money solution is Monitise.

Nearly all of these competitors are larger, have more resources, including marketing and sales resources, and have proven viability in the RDC and many other related businesses.  Competing against these firms presents us with significant challenges and highlights our need to provide excellent products and service that remain innovative.

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

Our ability to enforce our intellectual-property rights is subject to general litigation risks and costs (See “LEGAL PROCEEDINGS” and “RISK FACTORS” – Companies may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expense or prevent us from selling our products.)  Typically, when a party seeks to enforce its intellectual-property rights, it is often subjected to claims that the intellectual-property right is invalid, or is licensed to the party against whom the claim is being asserted.  We cannot be certain that our intellectual-property rights will not be infringed upon, that others will not develop products in violation of our intellectual-property rights, or that others may assert, rightly or wrongly, that our intellectual-property rights are invalid or unenforceable.  In instances where we may rely on trade secrets for the protection of our confidential and proprietary business information, we cannot be certain that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become discovered or, for that matter, independently developed by our competitors.  In general, defending intellectual-property rights is expensive and consumes considerable time and attention of management.  Our involvement in intellectual-property litigation would likely have a materially and adverse effect on our business and may threaten our viability.  Even if we were ultimately successful in defending our intellectual-property rights, the cost of such defense may be crippling to our business and materially and adversely affect our prospects and viability.

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

EMPLOYEES

We refer to our employees as our associates.  At April 13, 2015, we had approximately 63 associates and 14 full-time contractors, including those added in connection with our acquisition of the Premier Mobile Money Select assets (see “Recent Developments”).  Our associates are involved in administration, sales/marketing, technology development, engineering and support.

CORPORATE INFORMATION

We were incorporated in Delaware in February 2010.  Our corporate headquarters are located at Southwest Tech Center A, 18671 Lake Drive East, Minneapolis, MN 55317.  As described below under the caption “Reverse Merger Transaction,” in February 2014, we engaged in a reverse triangular merger through which we acquired the business of Cachet Financial Solutions Inc., a Minnesota corporation, and changed our corporate name to “Cachet Financial Solutions, Inc.”  Prior to the merger, our corporate name was “DE Acquisition 2, Inc.”  We were formed as “blank check” company with the sole purpose of acquiring a business seeking to become a public reporting company through a merger transaction.  Our current corporate organization is depicted below:

Our principal executive offices are located at 18671 Lake Drive East, Southwest Tech Center A, Minneapolis, MN 55317 and our telephone number is (952) 698-6980. Our website address is www.cachetfinancial.com.  The information on or accessible through our website is not part of this report.

RECENT DEVELOPMENTS

Reverse Merger Transaction

Pursuant to an Agreement and Plan of Merger and Reorganization dated January 14, 2014, as amended on February 11, 2014 (referred to simply as the “Merger Agreement”), we acquired by merger the business of Cachet Financial Solutions Inc., a Minnesota corporation, described in this report.  The merger was completed and effective as of the close of business on February 12, 2014, upon the filing of Articles of Merger with the Minnesota Secretary of State.

At the time of the merger and pursuant to the Merger Agreement:

•

each share of common stock of Cachet Financial Solutions (Minnesota) issued and outstanding immediately prior to the merger was converted into the right to receive 10.9532 validly issued, fully paid and non-assessable shares of our common stock, with fractional shares rounded down to the nearest whole number (the “Exchange Ratio”); and

•

all securities convertible into or exercisable for shares of common stock of Cachet Financial Solutions (Minnesota) (including shares of common stock issuable upon exercise of issued and outstanding options and warrants) that were outstanding immediately prior to the merger were converted into securities convertible into or exercisable for that number of shares of our common stock as the holders thereof would have been entitled to receive if such securities of Cachet Financial Solutions (Minnesota) had been converted into or exercised for shares of common stock of Cachet Financial Solutions (Minnesota) immediately prior to the merger, based on the Exchange Ratio.  As part of this conversion, the price at which the holders securities convertible into and exercisable for our common stock will be required to pay in connection with their later conversion or exercise is equal to the quotient obtained by dividing (i) the per-share price at which their related options and warrants for the purchase of common stock of Cachet Financial Solutions (Minnesota) were exercisable prior to the merger by (ii) the Exchange Ratio.

In connection with the merger, we changed our corporate name to “Cachet Financial Solutions, Inc.” to reflect our ownership of the business of Cachet Financial Solutions (Minnesota).  Prior to the merger, our corporate name was “DE Acquisition 2, Inc.”  As a result of the merger, we came to own Cachet Financial Solutions Inc. (Minnesota) and its entire business.

The foregoing description of the Merger Agreement and the transactions contemplated and effected thereby is not complete and is qualified in its entirety by the contents of the actual Merger Agreement.

All share figures and share prices contained in this report are presented after giving effect to the capital stock transactions effected as part of the merger.  In addition, all share figures and share prices contained in this report are presented after giving effect to a 1-for-10.9532 stock combination (reverse stock split) effected as of March 19, 2014.

Acquisition of Select Mobile Money

In March 2014, we purchased from DeviceFidelty, Inc., a Texas corporation, certain tangible and intangible assets of a business engaged in the development and provision of technology platforms supporting mobile wallet applications.  The acquisition provides us with an opportunity to obtain and enlarge strategic relationships with Visa, Mastercard, MoneyGram and Navy Federal Credit Union—the providers of those services to their consumers.  We believe this capability complements and supports our RDC and mobile deposit business by adding new features and services for consumers, creating an expanded consumer base and target market, and also expands the scope of our potential partners in the FSO market.   In the acquisition, we received rights under a contract with Visa to provide the customers of these institutions with services under the Visa-endorsed mobile platform.  We also received rights under a contract with Moneygram to implement that company’s first mobile solution for their customers.  We paid an initial purchase price of $1.125 million for these assets, with an additional $1.0 million payable upon the satisfaction of certain performance-related contingencies, of which all has been paid as of December 31, 2014.

We market Select Mobile Money through its existing marketing channels, and provide all corporate support functions through our existing staff.  In addition to the assets acquired, we have retained four individuals from the seller who provide the technological and programming skills to develop, market and support these products.

PIPE Offering

During 2014, the Company issued 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 2,229,702 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share). Net proceeds to the Company after offering costs were $3.0 million.  Between December 31, 2014 and the date of this report, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15.  Net proceeds to the Company after offering costs were approximately $2.2 million, including the cancellation of $250,000 in debt held by Michael J. Hanson, one of our directors. None of the investors in this offering were deemed affiliates of the Company, except for one of our directors, Michael J. Hanson.

Both the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock entitled its holders to an 8% per annum dividend, payable quarterly in cash or in kind (or a combination of both) as determined by the Company.  Subject to certain customary exceptions, our Series A Convertible Preferred Stock had full-ratchet conversion price protection in the event that the Company issued common stock below the conversion price, as adjusted, until the earlier of (i) 180 days from the closing or (ii) such time as the Company obtained, after the closing, financing aggregating at least $5 million. The warrants issued to purchasers of the Series A Convertible Preferred Stock contain similar full-ratchet exercise price protection in the event that the Company issues common stock below the exercise price, as adjusted, again subject to certain customary exceptions.  On February 3, 2015, the Company issued the Series B Convertible Preferred Stock at $1.15 per share, resulting in an adjustment to (i) the conversion price of the Series A Convertible Preferred Stock from $1.50 per share to $1.15 per share and (ii) and the exercise price of the warrants issued therewith, from $2.00 per share to $1.15 per share. Since the Company has now raised an aggregate of more than $5 million, these full-ratchet price protections can no longer be triggered.

The Company was entitled to convert the preferred shares into common stock once the resale of those common shares was registered with the SEC or the shares were otherwise freely tradable, subject to certain other customary conditions. The resale of all of the conversion shares was registered effective February 11, 2015 and the Company converted all of the Preferred Stock February 27, 2015.   As a result no Preferred Stock of the Company remains outstanding.

Cachet offered and sold the foregoing securities in reliance on the statutory exemption from registration under Section 4(a)(2) of the Securities Act, including Rule 506 promulgated thereunder, based on the fact that all investors were accredited investors.  Neither the offer nor the sale of securities was registered under the Securities Act of 1933, and therefore such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In connection with the offerings described above, the Company paid commissions to placement agents aggregating approximately $427,000 and issued the placement agents five-year warrants for the purchase of up to (i) 100,494 shares of common stock at $2.00 per share and (ii) 109,931 shares of common stock at $1.15 per share.

Implications of Being an “Emerging Growth Company”

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act.  An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies.  In particular, as an emerging growth company we:

•	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

•

are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

•

are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

•	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

•	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A;

•	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and

•	are exempt from any PCAOB rules relating to mandatory audit firm rotation and any requirement to include an auditor discussion and analysis narrative in our audit report.

We intend to take advantage of all of these reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS

Act.  Our election to use the phase-in periods may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the phase-in periods under §107 of the JOBS Act.  See “RISK FACTORS,” below (“We are an ‘emerging growth company’ . . . .” ).

Certain of these reduced reporting requirements and exemptions were already available to us due to the fact that we also qualify as a “smaller reporting company” under SEC rules.  For instance, smaller reporting companies are not required to obtain an auditor attestation and report regarding management’s assessment of internal control over financial reporting; are not required to provide a compensation discussion and analysis; are not required to provide a pay-for-performance graph or CEO pay ratio disclosure; and may present only two years of audited financial statements and related MD&A disclosure.

Under the JOBS Act, we may take advantage of the above-described reduced reporting requirements and exemptions for up to five years after our initial sale of common equity pursuant to a registration statement declared effective under the Securities Act of 1933, or such earlier time that we no longer meet the definition of an emerging growth company.  In this regard, the JOBS Act provides that we would cease to be an “emerging growth company” if we have more than $1.0 billion in annual revenues, have more than $700 million in market value of our common stock held by non-affiliates, or issue more than $1.0 billion in principal amount of non-convertible debt over a three-year period.  Furthermore, under current SEC rules we will continue to qualify as a “smaller reporting company” for so long as we have a public float (i.e. the market value of common  equity held by non-affiliates) of less than $75 million as of the last business day of our most recently completed second fiscal quarter.

ITEM 1ARISK FACTORS

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

Our future success will depend upon many factors and variables facing a new business, including factors which may be beyond our control or which cannot be predicted at this time.  We have formulated our business plans and strategies based on certain assumptions regarding the acceptance of our business model and the marketing of our products and services known as “RDC Select.”  Nevertheless, our assessments regarding market size, market share, or market acceptance of our products and services or a variety of other factors may prove incorrect.  We are a new enterprise and have not previously engaged in the RDC market.  Although certain members of our management have consulted with an existing company offering RDC products and services, none of them has managed or operated a business in this field prior to joining us.  In sum, we may be unable to successfully implement our business plan and become a profitable business.  Any such failure will have a materially adverse effect on our prospects and, likely, the value of any investment you may make in our Company.

We will need additional financing in the future and any such financing may dilute our existing stockholders.

We require additional financing to continue our operations.  Additional financing could be sought from a number of sources, including but not limited to additional sales of equity or debt securities (including equity-linked or convertible debt securities), loans from banks, loans from affiliates of the Company or other financial institutions. We may not, however, be able to sell any securities or obtain any such additional financing when needed, or do so on terms and conditions acceptable or favorable to us, if at all.  If financing is not available, we may be forced to abandon our business plans or our entire business, or discontinue our preparation and filing of public disclosure reports with the SEC.  If, on the other hand, we do successfully enter into a financing transaction, then any additional equity or equity-linked financing would be dilutive to our stockholders, and additional debt financing, if available, may involve restrictive covenants.

Our registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

In its report dated April 14, 2015, our independent registered public accounting firm, Lurie Besikof Lapidus & Company, LLP, stated that our consolidated financial statements for the fiscal year ended December 31, 2014 were prepared assuming that we would continue as a going concern and noted that our limited revenues, recurring losses from operations and shareholder deficit raise substantial doubt about our ability to continue as a going concern.  We continue to experience limited revenues, operating losses and a shareholder deficit.  Because we have received an opinion from our auditor that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors, secure debt financing or bank loans, or a combination of the foregoing, on favorable terms, if at all. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we likely will be forced to cease operations and investors will likely lose their entire investment. We can give no assurance as to our ability to generate adequate revenue, raise sufficient capital, sufficiently reduce operating expenses, or continue as a going concern.  In addition, concerns about our financial viability may have an adverse effect on current and potential customers’ willingness to enter into long-term relationships with us.

We have a significant number of shares of our common stock issuable upon conversion of certain outstanding debt obligations and the exercise of options and warrants, and the issuance of such shares upon conversion and/or exercise will have a dilutive impact on our stockholders.

There are approximately 2.2 million shares of common stock and warrants to purchase another approximately 2.2 million of common stock, issuable upon the conversion of certain outstanding debt as of April 13, 2015.  We also have outstanding as of such date options to purchase a total of 2.9 million of common stock and warrants to purchase a total of 11.7 million shares of common stock.  The issuance of such shares will have a dilutive impact to our stockholders.

We have a significant amount of secured and unsecured debt, which could limit or eliminate recovery of your investment if we fail to reach profitability.

We have a substantial amount of indebtedness. As of April 13, 2015, our total indebtedness aggregated to $5.2 million, of which $4.3 million was senior secured indebtedness owed to three lenders, and $0.6 was unsecured indebtedness.  In addition, the amount of accrued but unpaid interest as of April 13, 2014 totaled approximately $0.4 million.  For more information, please see the risk factor immediately above (“ We have a significant number of shares of our common stock issuable upon conversion. . . . ”).  We may be unable to satisfy the entirety of our debt owed to our lenders.  Any such failure could have a material and adverse effect on our financial condition, business prospects, and our viability.

If we are unable to pay or refinance our senior secured indebtedness when due, or if we are declared bankrupt or insolvent, these junior creditors may not recover the value of their notes.  As a matter of state and creditor law, common stock ranks junior to all of our existing and future indebtedness, both secured and unsecured, and to other non-equity claims against our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings.  Due to the substantial indebtedness of our Company, holders of our common stock face the risk that they may not recover any portion of their investment unless all of the claims of our creditors are satisfied first or unless they are able to sell their stock prior to any such claims are asserted.

Our success critically depends on the continued popularity of RDC technologies in general, and our RDC Select solution in particular, achieving and maintaining widespread acceptance in our targeted markets.  If RDC falls out of favor, or if our RDC Select fails to win consumer acceptance, the viability of our business may be threatened.

We expect that our success will depend to a large extent on the continuing broad market acceptance of RDC technologies in general, and on market acceptance of our RDC Select and services among banks and credit unions.  Our target customers may not currently use RDC solutions for a number of other reasons, including unfamiliarity with the technology or perceived lack of reliability.  We believe that the acceptance of RDC Select and our services by our prospective customers will depend on the following factors:

•	the continued importance of RDC technologies and capabilities among end-user consumers;

•	our ability to demonstrate RDC Select’s economic and other benefits;

•	our customers’ acceptance of us as a service provider; and

•	the reliability of the software and hardware comprising the RDC Select solution.

Even if we are successful in refining, selling and servicing our products and related solutions, the RDC market may slow or not grow fast enough for us to attain profitability in the near future, if ever.

Under our current business model, we rely upon third parties to provide software integration, hardware, fulfillment and support and maintenance services in connection with our RDC solutions.

We do not own outright all of the rights and technologies, including software, that is used in our RDC products.  We may develop proprietary software for our RDC solutions by using imaging, mobile solutions or other technologies from various partners.  For instance, our RDC platform utilizes software and hardware from multiple third-party vendors such as Mitek Systems Inc., Parascript, LLC, AQ2 Technologies, LLC and Nitro Mobile Solutions, LLC, and we expect that we will continue to rely on multiple third-party vendors to create competitive software offerings for our customers and to provide them with state-of-the-art products.

We also rely on cooperation among our third-party vendors, and if they are unwilling to work with us or one another to perform needed integration services, our ability to provide competitive software offerings may be adversely impacted.  The performance of our RDC solutions depends upon the performance and quality of third party products and services, including hardware fulfillment, support and maintenance.  If the systems provided by third parties develop technical or operations problems, or cannot be scaled to meet the needs of our customers, or the third parties do not perform required services in a timely manner, our business may be materially and adversely affected.  Any such outcome could adversely affect the value or price of our common stock.

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

Despite our reliance on established software vendors and our testing, errors may still be found in our products, resulting in loss of revenues or delay in market acceptance, diversion of development resources, damage to our reputation, adverse litigation, or service and warranty costs, any of which would have a material adverse effect upon our business, operating results and financial condition.  Ultimately, any of these outcomes could adversely affect the value or price of our common stock.

We face risks related to the storage of our customers’ and their end users’ confidential and proprietary information.

Our products are designed to maintain the confidentiality and security of our customers’ and their end users’ confidential and proprietary information that is stored on our systems, which may include sensitive financial data. However, any accidental or willful security breaches or other unauthorized access to this data could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We may be unable to anticipate these techniques or implement adequate preventative or reactionary measures.

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

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection.  In addition, the interpretation and application of consumer and data protection laws in the United States, Europe and elsewhere are often uncertain and in flux.  It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices.  If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business.  Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We intend to grow our revenues organically, which we expect will require a substantial amount of time, money, and other valuable resources. As we sign contracts with financial institutions, a portion of the revenue we generate is based on their customer acceptance and usage. Therefore, there is no assurance we will be successful in generating transactional revenue from our customers.  Also, if we are unable to grow our revenues quickly enough to pay for our infrastructure and administrative costs, the continued added costs associated with being a public company (e.g., additional legal, accounting and professional consulting costs) may outweigh the benefits of being a public reporting company, and we may ultimately determine or be forced to cease filing our periodic reports with the SEC and de-register as a public company.

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

We are subject to various laws and regulations.  New laws or new interpretations of existing laws will also impact our business.  Such laws may include the Dodd-Frank Wall Street Reform and Consumer Protection Act that was signed into law on July 21, 2010.  Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific provisions of the Dodd-Frank Act.  Uncertainty remains as to the ultimate impact of the Dodd-Frank Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, results of operations and financial condition.

Because we provide material services to insured depository institutions, we may be subject to certain provisions of the Bank Service Company Act as well as provisions of the Dodd-Frank Act creating the Consumer Financial Protection Bureau (CFPB).  The CFPB prohibits service providers from engaging in unfair, deceptive or abusive acts or practices, as defined by the CFPB, and requires them to conform services to the provisions of federal consumer financial laws, as defined in the Dodd-Frank Act, and prohibits them from committing any act or omission in violation of a federal consumer financial law.  The CFPB has not yet issued any implementing regulations under the foregoing provisions, and therefore the scope, extent and nature of the CFPB’s regulatory, supervisory and enforcement authority is not yet known.  The Dodd-Frank Act provides the CFPB with enforcement powers that include the authority to conduct investigations and adjudication proceedings, and litigation authority, and which authorize the CFPB to, among other things, assess civil money penalties as provided in the Dodd-Frank Act.  At this time, we do not expect that as a service provider the activities of the Bureau will have a material adverse impact on the Company and that we will be able to comply with the regulations of the Bureau when they are issued.

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

Our success may depend on retaining key personnel and our ability to attract and retain additional personnel.

Our key personnel currently include:

•	Jeffrey C. Mack, Chief Executive Officer and President

•	Bruce Whitmore, Executive Vice President and Chief Information Officer
•	Lawrence C. Blaney, Executive Vice President of Sales and Marketing

•	Darin McAreavey, Executive Vice President and Chief Financial Officer

•	Christopher F. Ebbert, Executive Vice President, Product Development

If we fail to retain our key personnel or to attract, retain and motivate additional qualified associates, our ability to maintain and develop our business may be adversely affected.  Our future success depends significantly on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy.  The loss of the services of our key associates could harm our business, including our loss of these individuals due to death or disability.  In this regard, we do not have any key-person insurance on any of the above-identified individuals.  We do have written employment agreements with the above-identified individuals, and all of those agreements contain customary non-competition and other restrictive covenants benefitting the Company, but these agreements do not guarantee the services of these individuals for the terms of their agreements or beyond.

In sum, we may be unable to retain our employees (including for reasons beyond our control) or to attract, assimilate and retain other highly qualified employees who could migrate to other employers offering superior compensation packages.  If we are unable to hire and retain enough qualified technical, sales and marketing personnel, and management personnel, or if those we hire are not as productive as we expect, we may not be able to achieve our sales plans or maintain our current level of sales.  In any such event, our price of our common stock may decline due to failures to meet expectations, need for additional financing to meet our goals, or both.

Our ability to execute our business strategy may depend on our ability to protect our current intellectual property or intellectual property we may develop in the future, and if any third parties make unauthorized use of our intellectual property, or if our intellectual property rights are successfully challenged, our competitive position and business could suffer.

Our success and ability to compete will depend substantially on our ability to develop proprietary technologies. We own no issued patents, but have filed several applications with the U.S. Patent Office.  These include an application filed in October 2010, relating to our Apple OS X Internet deposit application.  We cannot be certain that our intellectual-property rights will not be infringed upon, that others will not develop products in violation of our intellectual-property rights, or that others may assert, rightly or wrongly, that our intellectual-property rights are invalid or unenforceable.  In instances where we may rely on trade secrets for the protection of our confidential and proprietary business information, we cannot be certain that we would have adequate remedies for any unauthorized disclosure of any such trade secrets will not otherwise become discovered or, for that matter, independently developed by our competitors.  In general, defending intellectual-property rights is expensive and consumes considerable time and attention of management. (See “LEGAL PROCEEDINGS”)  Our involvement in additional intellectual-property litigation would likely have a materially and adverse effect on our business and may threaten our viability.  Even if we were ultimately successful in defending our intellectual-property rights, the cost of such defense may be crippling to our business and materially and adversely affect our prospects and viability.

In addition, competitors may design around our technology or develop competing technologies.  There can be no assurance that we will obtain patents on the inventions disclosed in our pending patent applications or on any future patent applications, nor can there be any assurance that the scope of any future patent will be sufficiently broad to offer us meaningful protection.  Finally, intellectual property rights may be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share.

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

In December 2010, we received notice from Cachet Banq claiming that one of our trademarks employing the word “Cachet” may infringe that party’s trademarks, and on March 4, 2013, Cachet Banq filed a trademark infringement lawsuit against the Company in United States District Court for the Central District of California.  Based on current information, we believe there are substantial and meaningful differences between the relevant trademarks that would in our reasonable judgment preclude a finding of infringement, or that would adversely affect our trademarks.  We intend to vigorously contest its claims and protect our rights.  (See “Legal Proceedings”)

Any litigation, whether successful or unsuccessful, may result in substantial costs and diversion of our resources.

We compete with other companies that are well established and have more resources, and we may also compete against technologies developed in-house by some of our clients or potential clients, all of which puts us at a competitive disadvantage.

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

Internal controls over financial reporting are processes designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Failure to maintain effective internal controls over financial reporting in the future could cause us to fail to meet our reporting obligations, cause our financial statements to contain material misstatements, and harm our business and operating results.  Even if we do not experience material weaknesses, our internal controls may not prevent all potential errors, because any control system, regardless of its design, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be achieved.  In 2014, the Company engaged with an outside consulting firm to assist us in completing management’s self-assessment of our internal controls.  Based on our internal review, we did not identify any material weaknesses in our internal controls.

We do not anticipate paying any dividends on our common stock in the foreseeable future.

In the foreseeable future, we do not expect to declare or pay any cash or other dividends on our common stock. In part, this is because our current debt agreements restrict us from paying dividends.  Moreover, any future borrowing arrangements may similarly prevent us from paying dividends on our common stock during such time as we are subject to those terms.  Regardless, we anticipate that we would reinvest our earnings into the business for purposes of growth.  This means that the sole means of our stockholders making a profit on a purchase of our common stock must occur through appreciation in the price of our common stock on the market.  As indicated elsewhere, our Company, business and industry, and an investment in our common stock is subject to numerous risks.  Stockholders may be unable to sell their stock at times and at prices that they believe are reflective of the true value of their shares, if at all.

Provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.

Our Amended and Restated Certificate of Incorporation, our corporate bylaws, and Delaware law contain provisions that could make it more difficult for a third party to obtain control of us.  For example, Delaware law contains a control share acquisition statute and a business combination statute.  The anti-takeover effect of these laws could discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders.  In addition, our Amended and Restated Certificate of Incorporation and bylaws make the acquisition of our Company more difficult, including the following:

•	only our Chairman or a majority of our directors will be authorized to call a special meeting of our stockholders;

•	advance notice procedures will apply for stockholders to nominate candidates for election as directors; and

•

our Amended and Restated Certificate of Incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, by our Board of Directors without any stockholder approval.

Because these provisions and laws could discourage takeover attempts, even when a change of control would be beneficial to a stockholder, these provisions and laws could adversely affect the price of our common stock.

Being a public company results in additional expenses and diverts management’s attention, and could also adversely affect our ability to attract and retain qualified directors.

As a result of our merger transaction on February 12, 2014, the business of Cachet must now bear the expenses associated with being a public reporting company.  As a public reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934.  These requirements generate significant accounting, legal and financial compliance costs, and make some activities more difficult, time consuming or costly, and may place significant strain on our personnel and resources.  As a result, management’s attention may be diverted from other business concerns, which could have an adverse and even material effect on our business, financial condition and results of operations.  These rules and regulations may also make it more difficult and expensive for us to obtain director and officer liability insurance.  If we are unable to obtain appropriate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, could be adversely impacted.  This fact is significant inasmuch as the Company is actively seeking to add qualified and independent directors to its board.

In addition, investors should understand that 2014 was our first year of being a public company and therefore we incurred significant general and administrative expenses associated with us maintaining our compliance with the SEC and other regulatory agencies.  An investor should understand that our general and administrative expenses will likely increase in 2015 in order for us to maintain the ongoing requirements of being a public company.

The protection provided by the federal securities laws relating to forward-looking statements does not apply to us. The lack of this protection could harm us in the event of an adverse outcome in a legal proceeding relating to forward-looking statements made by us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to certain issuers, including issuers that do not have their equity traded on a recognized national securities exchange.  Our common stock does not trade on any recognized national securities exchange.  As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.  The lack of this protection in a contested proceeding could harm our financial condition and, ultimately, the value of our common stock.

Our officers and directors possess substantial voting power with respect to our common stock, which will limit your influence on corporate matters.

Our officers and directors collectively possess beneficial ownership of approximately 45.2% of our voting stock as of April 13, 2015.  As a result, our insiders could substantially control our management and affairs through the election and removal of our Board of Directors and all other matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets.  This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders.  Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through stockholder votes and otherwise.  Any of these effects could depress the price or value of our common stock.

Our Amended and Restated Certificate of Incorporation grants our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without stockholder approval.

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

Our common stock presently is listed for trading on the OTCQB.

Our common stock presently is listed for trading on the OTC Market’s OTCQB service.

A listing on the OTC Markets is generally understood to be a less active, and therefore less liquid, trading market than other types of markets such as a stock exchange.  Compared to a listing on a stock exchange, a listing on the OTC Markets can be expected to have an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock.  In addition, we have had and may continue to have small trading volume in our common stock, which makes it difficult for our stockholders to sell their shares as and when they choose.  Small trading volumes generally depress market prices. As a result, we believe that you may not be able to resell shares of our common stock publicly, if at all, at times and prices that you feel are fair or appropriate.

Our common stock is a “penny stock,” which may make it difficult to sell shares of our common stock.

Our common stock is categorized as a “penny stock” subject to the requirements of Rule 15g-9 under the Securities and Exchange Act of 1934.  Under this rule, broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC.  Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2 million if we have been operating for at least three years or $5 million if we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6 million for each of the last three years.

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

ITEM 1BUNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2PROPERTIES

We lease approximately 22,212 square feet of space at 18671 Lake Drive East, Minneapolis, Minnesota 55317, pursuant to a lease terminating on August 31, 2016 at an average rental rate of $22,212 per month. We also lease 1,812 square feet of office space at 1400 Preston Rd Suite #116, Dallas, Texas 75093, pursuant to a lease terminating on June 30, 2017 at an average rental rate of $3,473 per month.

ITEM 3LEGAL PROCEEDINGS

An entity named Cachet Banq contacted us in December 2010 regarding their U.S. Trademark Registration No. 2,857,465 (registered on June 29, 2004) for the standard mark CACHET covering “financial services, namely automated clearinghouse processing services for the payroll service industry.”  Cachet Banq alleged that our use of “CACHET” infringes on their federal trademark registration.  On March 4, 2013, Cachet Banq filed a trademark infringement lawsuit against the Company in the United States District Court for the Central District of California.  The parties have filed cross motions for summary judgment.  The initial brief was filed on May 30, 2014, replies were filed on June 26, 2014 and the court took these motions under advisement on July 8, 2014.  We have denied that our use of the character mark CACHET infringes on Cachet Banq’s purported rights in their mark, and we will vigorously defend this and any future similar claims made by Cachet Banq.  We are not currently involved in any other material legal proceedings.

ITEM 4MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

As of April 13, 2015, the closing bid price for our common stock as reported on the OTC Market’s OTCQB was $0.748 per share. There was no trading of our common stock on the OTCQB or any other market, exchange or quotation system before July 2014. Although our common stock is quoted on the OTCQB, there is a limited trading market for our common stock. Because our common stock is thinly traded, any reported sale prices may not be a true market-based valuation of our common stock.

The table below sets forth reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2014
Quarter ended March 31, 2014*	-	-
Quarter ended June 30, 2014*	-	-
Quarter ended September 30, 2014	$1.58	$-
Quarter ended December 31, 2014	$1.60	$0.75

*The was no market for our common stock during this period.

HOLDERS

As of the date of this report, we had 21,995,190 shares of common stock outstanding held by approximately 80 holders of record.

DIVIDENDS

We have never declared or paid cash dividends on our common stock.  We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future.  In any event, our payment of cash dividends on account of our common stock is presently prohibited by our borrowing agreements with several senior secured lenders.  Any future determination to pay dividends on our common stock will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors considers relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2014, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be		Weighted-Average	Number of Securities Remaining
	Issued Upon Exercise of		Exercise Price of	Available for Issuance Under Equity
	Outstanding Options,		Outstanding Options,	Compensation Plans (excluding
	Warrants and Rights		Warrants and Rights	securities reflected in column a)
	(a)		(b)	(c)
Equity compensation plans approved by securityholders	255,167	(1)	$3.09	369,833
Equity compensation plans not approved by securityholders	2,448,402	(2)	$1.54	none

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

2014 Stock Incentive Plan

On February 12, 2014, we adopted the 2014 Stock Incentive Plan.  The plan will be administered by the Board of Directors or a committee thereof.  Our Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant non-qualified (non-statutory) options for up to 100,000 common shares to new employees of the Company who are not officers of the Company during each fiscal year.  Incentives under the plan may be granted in one or a combination of the following forms: (a) non-statutory stock options (no incentive stock options may be issued, because the plan was not submitted to and approved by our stockholders); (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares.  Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors.  An aggregate of 1,521,621 shares of common stock are issuable under the plan.  No person is eligible to receive grants of stock options and SARs under the plan that exceed, in the aggregate, 400,000 shares of common stock in any one year.  The term of each stock option shall be determined by the board or committee, but shall not exceed ten years.  Vested stock options may be exercised in whole or part by the holder giving notice to the Company.  Options under the plan may provide for the holder of the option to make payment of the exercise price by the surrender of shares equal in value to the exercise price.

2014 Associate Stock Purchase Plan

On September 8, 2014, our Board of Directors adopted our 2014 Associate Stock Purchase Plan.  We may issue a total of up to 500,000 shares of our common stock under the plan. The plan is designed to be a stock purchase plan qualifying under Section 423 of the Internal Revenue Code of 1986. The Board of Directors elected to cause the plan to be effective as of September 1, 2014, and as such the plan will need to be approved by our shareholders no later than August 30, 2015 in order to fully comply with the requirements of Code Section 423.

The 2014 Associate Stock Purchase Plan permits eligible employees to purchase shares of our common stock at the end of pre-established offering periods at a maximum 15% discount from the common stock’s fair market value on the date of purchase or the offering date, whichever is lower. Purchases will be funded through employee payroll deductions (or, if payroll deductions are not permitted by local law, by other permitted methods). Eligible employees include any person, including an officer, employed by the Company or a subsidiary and whose customary employment is at least 20 hours per week. The plan will be administered by our full Board of Directors or committee of the Board of Directors designated for such purpose.

TRANSFER AGENT

Our transfer agent is Corporate Stock Transfer, Inc., located at 3200 Cherry Creek Drive S., Denver, Colorado 80209. The transfer agent’s telephone number is (303) 282-4800. The transfer agent is registered under the Securities and Exchange Act of 1934.

DESCRIPTION OF SECURITIES

The following is a description of our capital stock and other securities. The following is only a summary and is qualified by applicable law our Amended and Restated Certificate of Incorporation and the documents evidencing such securities.

General

Our authorized capital stock consists of 520 million shares of capital stock, par value $0.0001 per share, of which 500 million shares are authorized for issuance as common stock, and 20 million shares are authorized for issuance as undesignated preferred stock.  As of April 13, 2015, there were 21,995,190 shares of common stock and no shares of preferred stock issued and outstanding.

Common Stock

Voting.  The holders of our common stock are entitled to one vote for each outstanding share of common stock owned by that stockholder on every matter properly submitted to the stockholders for their vote. Stockholders are not entitled to vote cumulatively for the election of directors.

Dividend Rights.  Subject to the dividend rights of the holders of any outstanding series of preferred stock, holders of our common stock are entitled to receive ratably such dividends and other distributions of cash or any other right or property as may be declared by our Board of Directors out of our assets or funds legally available for such dividends or distributions.

Liquidation Rights.  In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, holders of our common stock would be entitled to share ratably in our assets that are legally available for distribution to stockholders after payment of liabilities.  If we have any preferred stock outstanding at such time, holders of the preferred stock may be entitled to distribution and/or liquidation preferences. In either such case, we must pay the applicable distribution to the holders of our preferred stock before we may pay distributions to the holders of our common stock.

Conversion, Redemption and Preemptive Rights.  Holders of our common stock have no conversion, redemption, preemptive, subscription or similar rights.

Preferred Stock

Under our Amended and Restated Certificate of Incorporation, our Board of Directors is authorized, subject to limitations prescribed by law, to issue shares of preferred stock in one or more series without further stockholder approval.  The Board of Directors has discretion to determine the rights, preferences, privileges and restrictions of, including without limitation voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences of, and to fix the number of shares of, each series of our preferred stock.  Accordingly, our Board of Directors could authorize the issuance of shares of preferred stock with terms and conditions that could have the effect of delaying, deferring or preventing a transaction or a change in control that might involve a premium price for holders of our common stock or otherwise be in their best interest.  As of December 31, 2014, we had a total of 2,229,702 of Series

A Convertible Preferred stock outstanding.  In February 2015, we converted all outstanding convertible preferred stock into common shares.  As of April 13, 2015, the Company had no shares of Preferred Stock outstanding.

Stock Options

We had outstanding as of April 13, 2015, options for the purchase of an aggregate of up to 2,937,121 shares of our common stock.  Of the total stock options outstanding as of such date,  1,678,870 were vested and exercisable.  The weighted average remaining life was 4.06 years and the weighted-average exercise price was  $1.62.

Warrants

We had outstanding as of April 13, 2015 warrants for the purchase of an aggregate of up to 11,745,052 shares of our common stock.  These warrants are exercisable immediately, and as of such date had a weighted-average remaining life of 4.34 years and a weighted-average exercise price of $1.51.

Among these warrants is a warrant held by Michaelson Capital Partners for the purchase of 238,212 shares of common stock at the per-share price of $2.88, expiring October 26, 2017.  Under the terms of the warrant, the purchase price automatically adjusts to equal the lowest of $2.88, the lowest per-share price at which we issue or sell common stock during the term of the warrant, or 80% of the lowest per-share price at which common stock is issuable under the terms of any security we sell or issue that is convertible into shares of our common stock.  In addition, the terms of the warrant provide that, upon any adjustment to the purchase price under the warrant, the number of shares of our common stock purchasable under the warrant automatically adjust to equal the quotient obtained by dividing (x) the product of the purchase price under the warrant, prior to giving effect to the purchase-price adjustment, multiplied by the number of common shares purchasable under the warrant, prior to giving effect to any adjustment, by (y) the purchase price under the warrant, after giving effect to the purchase-price adjustment.  In July 2014, the Company entered into an agreement to modify the terms of the warrant. Under the new terms, the exercise price was reduced to $1.20 per share which is 80% of the IPO share price and the number of shares of Company common stock to be acquired was increased to 571,708.  Following the PIPE offering completed in February 2015, the anti-dilution provision of the warrant agreement further reduced the exercise price to $0.92 which is 80% of the Series B Convertible Preferred share price and the number of shares of the Company common stock to be acquired was increased to 745,706.

In December 2014, the Company entered into an agreement with an investor pursuant to which 162,662 shares of common stock held by the investor were exchanged for a five-year warrant to purchase up to 325,324 shares of common stock at a per-share price of $1.50.

Convertible Debt and Warrants

We entered into a Loan and Security Agreement with Trooien Capital, LLC on December 12, 2013 for loans of up to $4.0 million in the aggregate.  Loans made to us by Trooien Capital accrue interest at the rate of 10% per annum, mature on December 12, 2016 and are convertible into shares of our common stock. On July 14, 2014, a total of $1.0 million of the outstanding loans were converted into 980,213 shares of common stock and Trooien Capital was issued a five-year warrant to purchase up to 980,213 shares at $1.875 per share.  As of December 31, 2014, we have loans outstanding to Trooien Capital of approximately $2.3 million.  Upon the optional conversion of this outstanding debt (including any conversion of additional advances that Trooien Capital may make), we would also become obligated under the borrowing agreements with this lender to issue warrants for the purchase of additional shares of our common stock (in an amount equal to the number of shares issued upon such debt conversions) at a per-share price equal to $1.875 per share.

On May 7, 2014, we entered into a Revolving Line of Credit Note with Michael J. Hanson, a director for advances aggregating $1.5 million.  As of December 31, 2014, $1.0 million was outstanding under the note.  The note is payable upon the earlier to occur of a Company financing with gross proceeds in excess of $10 million or July 31, 2015, and is convertible at the option of Mr. Hanson into common stock at $1.20 per share with a five-year warrant equal to the number of common shares received with an exercise price of $1.875.

On July 14, 2014, we completed an initial public offering (an “IPO”) in which a total of 4,500,000 shares of common stock were issued at $1.50 resulting in gross proceeds of $6,750,000. The net proceeds from the offering were approximately $5.5 million, after deducting commissions and approximately $600,000 in offering costs. As part of the offering, we converted approximately $6.3 million of existing indebtedness into 5,139,169 shares of common stock and issued 3,563,545 warrants with an exercise price of $1.875 and a life of five-years, which included the common stock and warrants issued to Trooien Capital.

In December 2014, we entered into an Amendment to Conversion Agreement with two of our directors, effective June 17, 2014.  The amendment clarified the number of warrants to be received by the two directors as part of converting debt as outlined in the Conversion Agreement upon the successful completion of our IPO.  Specifically, (i) Michael Hanson received warrants to purchase 438,161 shares of common stock and (ii) James Davis received warrants to purchase 591,432 shares of common stock, which in each case equals 100% of the number of shares of common stock received by Hanson and Davis under the Conversion Agreement.  The amendment also reflects that the warrants have an exercise price of $2.00 per share and a five-year term.

During 2014, the Company issued 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 2,229,702 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share). Net proceeds to the Company after offerings costs were $3.0 million.  Since December 31, 2014, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15.  Net proceeds to the Company after offering costs were approximately $2.2 million, including the cancellation of $250,000 in debt held by Michael J. Hanson, one of our directors. None of the investors in this offering were deemed affiliates of the Company, except for one of our directors, Michael J. Hanson.

We will require additional funds to continue operations beyond April 15, 2015.

ITEM 6SELECTED FINANCIAL DATA

Not applicable.

ITEM 7MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Business and Development of Business

We provide cloud-based Software-as-a-Service (“SaaS”) remote deposit capture (RDC) solutions targeting specific financial institution markets and financial service organizations, including but not limited to banks, credit unions, card issuers, check cashers and payday lenders throughout the United States, Canada and Latin America.   Our service offering, marketed as RDC Select, is a cloud-based and fully hosted SaaS platform, developed to run on both Windows and Mac operating systems, eliminating the need for institutions to manage their own RDC operations by having to install an RDC infrastructure that requires staffing for implementation, support and data management.  Further, we offer a cloud-based SaaS RDC Select Mobile product designed to allow the user to remotely take a picture of the front and back of the check and deposit to their account at their financial institution remotely.  The mobile product is also available to customers of financial service organizations, allowing the user to take a picture of the front and back of the check, submit to their FSO for their approval and, subject to the approval communicated via the user’s smartphone in real time, loading the funds from the check onto a prepaid debit card.  In addition, we generally provide marketing, sales and training support to assist the institutions with their sales efforts of RDC to their customers.

Cachet Financial Solutions Inc. (Minnesota) was formed in 2010 to develop and deploy the RDC capability to a broad base of small- to mid-sized financial institutions.   Since formation, operations have principally consisted of

(1) the build-out of the necessary capabilities to deliver the RDC technology to clients, (2) the development of the sales and marketing function to grow the client base, and (3) the development of corporate and administrative support functions to support planned growth.

In 2012, we began to increase our client base, adding clients that are expected to generate the transaction volume-based revenue that our business model is based upon.   As of December 31, 2014, we had grown the number of agreements we had entered into with various federal credit unions and other FSO to provide our cloud-based SaaS RDC services by 123% to 348.  Approximately 252 of those agreements were “active” as of December 31, 2014, meaning that they have implemented the RDC software enabling the processing of customer transactions.  A 2012 Celent survey (“State of Consumer RDC 2012) reports that 80% of United States financial institutions were planning to offer or considering offering mobile RDC.  Based on current industry trends which indicate rapid adoption of RDC technology and growing demand by consumers, we believe we will continue to be successful in signing up additional FSO at a similar rate in the future.  As more and more of our customers “go-live” and consumer adoption of our cloud-based SaaS RDC technology increases, we believe we will experience an overall increase to our revenues as a portion of our revenue is generated on a per transaction fee basis.  While we expect our revenues to continue to increase, revenues from transaction volume has not yet grown to the level needed to support our current cost structure.  As a result, we have incurred operating losses since inception.  The operating losses, combined with the financing and interest costs, have resulted in cumulative losses since inception of $51.7 million through December 31, 2014.  Our continued operation critically depends on obtaining suitable financing.

Personnel and related costs, and marketing and travel costs, comprise approximately 78% and 10%, respectively, of our cash operating costs.  With the exception of a portion of marketing and travel costs, most of these costs are relatively fixed in nature.

Our sources of revenue include:

•

up-front payments associated with our initial implementation of RDC Select (or other product offerings) for our customers, which may include payments for the sale of scanning and related equipment and payments for additional marketing support from our Company;

•

professional services, including implementation services, development of interfaces requested by customers, assistance with integration of the Company’s services with the customers’ applications, dedicated support, and advisory services to customers who choose to develop their own interfaces and applications; and

•	recurring revenue associated with the following:

•	deposit fees, monthly active-user fees, and bill-pay fees; and

•	transaction-processing fees and fees for the ongoing support and maintenance of our software.

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

CRITICAL ACCOUNTING POLICIES

Summary of Significant Accounting Policies

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements is as follows.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Cachet Financial Solutions Inc. The wholly owned subsidiary is the only entity with operational activity and therefore no intercompany transactions exist with the parent entity which would need to be eliminated.  The Company has prepared the consolidated financial statements included herein, in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on the basis that we will continue as a going concern.  From inception to December 31, 2014, we have had cumulative operating losses of approximately $51.7 million, and as of December 31, 2014, our current liabilities exceeded our current assets by approximately $3.2 million. In 2015, we expect to continue to grow our client base and increase our revenues through higher RDC transaction volumes and monthly active user fees (“MAUs”) from our Select Mobile Money offering.  Nevertheless, we expect to continue to incur operating losses through 2015.  We engaged an investment firm to assist in raising additional capital through the issuance of debt and equity. Our ability to continue as a going concern through 2015 is dependent on raising additional capital to support operations and refinance maturing debt.    In addition, we have a note payable maturing on April 30, 2015, with a principal and accrued interest balance as of December 31, 2014 of $714,553, and have an outstanding balance including accrued interest of approximately $1.1 million on a line of credit with one of our directors maturing on July 31, 2015.   We also have $620,000 of notes payable with two directors maturing on June 30, 2015.  There is no assurance we will be successful in raising the needed capital to fund our operations to December 31, 2015.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Debt

The Company has a note payable with an original maturity date of December 14, 2014.  The terms of this note payable were amended in December 2014 to provide for four $50,000 monthly payments starting December 31, 2014.  The remaining balance is due on April 30, 2015. Following the $50,000 payment made in December 2014, the outstanding principal and accrued interest totaled $714,553.  In July 2014, the Company completed an IPO issuing 4.5 million shares of common stock at $1.50 per share. Net proceeds to the Company after the offering costs were approximately $5.5 million.  After the repayment of the debt related to the Company’s acquisition of Select Mobile Money and other short-term borrowings that became due upon completion of the IPO, the Company available cash for operations as of July 14, 2014 totaled $2.3 million. After paying existing trade payables owed as of this date, the Company had approximately $1.0 million for working capital following the IPO.  In conjunction with the IPO, a total of $6.3 million of principal and accrued interest of borrowings converted into approximately 5.1 million shares of common stock, along with the issuance of 3.6 million warrants with an exercise price of $1.875 per share.    In December 2014, we issued to two of our directors warrants to purchase an additional 1.0 million shares of common stock with an exercise price of $2.00 and a life of five-years as part of the debt converted upon the completion of our IPO.

On July 30, 2014, the Company entered into a finance commitment agreement with two directors to lend the Company up to $2.5 million, bearing interest at 10%, and due January 31, 2015.  If any portion of the notes issued under the commitment letter were outstanding beyond January 31, 2015, the default interest rate would be adjusted to 18%.  As of December 31, 2014, we had a total principal amount outstanding under the commitment letter of $350,000.  Since December 31, 2014, we had additional advances under this agreement totaling $350,000. On February 3, 2015, Michael Hanson, one of our directors, converted $250,000 of the amount owed into 217,391 shares of Series B Convertible Preferred Stock (which Series B Convertible Preferred Stock was converted into common stock on February 27, 2015).  In March 2015, the Company amended the terms of the commitment letter to extend the principal amount outstanding of $450,000 and related accrued interest at 10% to January 31, 2016.  As part of the amendment, the directors did not renew the remaining amount available under the original terms of the financing commitment letter.    As of December 31, 2014, the Company believes it was in full compliance with all of its outstanding debt agreements.

During 2014, the Company issued 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 2,229,702 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share). Net proceeds to the Company after offerings costs were $3.0 million.  Between

December 31, 2014 and the date of this report, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15. The Series A preferred shares totaling 2,238,702 converted into 2,920,039 shares of the Company’s common stock, whereby the Series B preferred shares totaling 2,065,891converted into 2,065,891 shares of the Company’s common stock.  In addition, the Company issued 74,765 shares of common stock to the Series A and B convertible preferred holders related to the 8% dividend accrued through the conversion date.  Net proceeds to the Company after offering costs were approximately $5.3 million, including debt reduction of $ 250,000 held by one of our directors, Michael J. Hanson.

The Company will require additional funds to continue beyond April 15, 2015.  In February 2015, we engaged an investment firm to assist us in raising additional capital through the issuance of a either debt or equity linked securities or a combination of both. However, there is no assurance the Company will be successful in raising the needed capital to fund its operations beyond April 15, 2015 or obtain similar financing arrangements with other investors or lenders. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Implementation Fees

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

Cost of Revenue

Cost of revenue primarily consists of costs related to hosting the Company’s cloud-based application, providing customer support, data communications expense, salaries and benefits of operations and support personnel, software development fees, software license fees, amortization expense associated with acquired developed technology assets, and property and equipment depreciation.

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

Accounts Receivable

Accounts receivable represent amounts due from customers.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was approximately $25,000 and $89,000 as of December 31, 2014 and 2013, respectively. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk.

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

Goodwill and Finite Life Intangible Assets

We assess the carrying amount of our goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred.  We perform an impairment test for finite-lived assets, such as intangible assets, and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

We only have one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by our chief operation decision maker.  Accordingly, we complete our goodwill impairment testing on this single reporting unit.

In conducting the annual impairment test of our goodwill, qualitative factors are first examined to determine whether the existence of events, or circumstances, indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a two-step impairment test is applied.  In the first step, we calculate the fair value of the reporting unit and compare that amount with the reporting unit’s carrying amount, including goodwill.  If the carrying amount exceeds the fair value, we perform the second step of measuring the amount of the goodwill impairment loss, if any, by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill.  This requires performing a hypothetical application of the acquisition method to determine the implied fair value of goodwill after measuring the reporting unit’s identifiable assets and liabilities.

Goodwill was $204,000 as of December 31, 2014.  We conducted its annual goodwill impairment test as of December 31, 2014 and determined there to be no indication of impairment.  We will continue to monitor conditions and changes that could indicate an impairment of goodwill.

As of December 31, 2014,  we determined that no triggering events had occurred since the acquisition date of Select Mobile Money business on March 4, 2014 and our finite-lived assets and long-lived assets were not impaired.

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

Net Loss Per Common Share

Basic and diluted net loss per common share for all periods presented is computed by dividing the net loss available to common shareholders by the weighted average common shares outstanding and common stock equivalents, when dilutive. Potentially dilutive common stock equivalents include common shares issuable pursuant to stock warrants, stock options, convertible preferred stock and convertible note agreements. Common stock equivalents were not included in determining the fully diluted loss per share as they were anti-dilutive.

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

The warrants that are carried at fair value are valued using level 3 inputs utilizing a Black-Scholes option pricing model under probability weighted estimated outcomes.

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the estimated fair values of warrants and stock options. For purposes of determining the estimated fair values the Company uses the Black-Scholes option-pricing model. The Company calculates the estimated expected life based upon historical exercise data. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options.  The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded for periods prior to its public offering.  The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

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

INCEPTION-TO-DATE OPERATING RESULTS

The Company’s cumulative losses through December 31, 2014 of $51.7 million include operating losses of $33.2 million and interest and non-operating charges totaling $18.5 million. The operating losses are the result of the Company’s early stage of development whereby only minimal revenues have been generated. The cost structure, both technology and personnel to support the SaaS cloud based applications, and the selling, general and administrative functions of the expected business in the future, has been built in advance of the revenue growth. As the Company has added clients and those clients begin to generate the transaction volume based revenue contemplated by the Company’s business model, operating performance is expected continue to improve in 2015.

Costs related to interest including the accretion of discount on debt issued contributed $12.0 million to the cumulative loss through 2014. Those costs were driven by the borrowings needed to support the Company’s cost structure in the absence of significant revenue and working capital needs, as well as the high cost of debt due to the Company’s early stage of development. In connection with the completion of the Company’s IPO in July 2014, a significant portion of debt and related interest was converted to equity and the cost of debt service was reduced.  In addition to the cost of debt, the Company completed several transactions to facilitate the conversion of debt and warrants to equity through the exchange of securities during 2014 and 2013. The charges for those exchanges totaled $0.4 million and $3.1 million in 2014 and 2013, respectively.

RESULTS OF OPERATIONS:  YEARS ENDED DECEMBER 31, 2014 AND 2013

Revenues

Revenues for the year ended December  31, 2014 increased 125% or $1,468,505 to $2,648,108, when compared to the prior year. The increase was primarily due to an overall increase in RDC transactions processed which totaled 3,510,547 for the year ended December 31, 2014, representing an increase of 119% or 1,910,356 from the prior year. The increase was attributable to an overall increase in the number of banks and credit unions which were “active” customers, meaning that they have implemented the RDC software enabling the processing of customer transactions.    As of December  31, 2014, we had entered into agreements to provide our RDC technology with approximately 348 banks and credit unions, of which 252 were active, meaning that they have implemented the RDC software enabling the processing of customer transactions.   This compares to a total of 230 signed agreements, of which 130 were active as of December  31, 2013.  In addition, we generated approximately $412,000 of revenue for the year ended December 31, 2014 for professional services. During the year ended December  31, 2014, approximately 70% of our revenue was generated from transactional volume fees, monthly active user fees and other recurring support services.  Approximately 16% represents revenue from professional services primarily related to integration development work performed as part of implementing our mobile money product offering, while the remaining 14% was from implementation fees that are recognized over the lives of our contracts with financial institutions. As expected, as more clients have implemented our SaaS cloud based technologies they are starting to process more significant transactional and monthly active user fees and therefore, the mix of revenues continues to shift towards a higher percentage that are recurring in nature versus one-time implementation fees.

Since the March 2014 acquisition of Select Mobile Money from DeviceFidelity, we entered into several significant contracts, including Navy Federal Credit Union (“NFCU”), which is the world’s largest credit union. Our technology is part of a program designed to offer their members a money management tool geared towards students called Visa Buxx. Our Mobile Money application allows student card holders to view balances, request money from their parents through SMS, email or in-app notification, and use the locator feature to easily locate the nearest branch or ATM. In addition, the parents will also have the ability to monitor their teens’ transactions, current balances, transfer funds directly from their Navy Federal debit and credit card, and have the ability to suspend the card.  Based on the success of this program, we received an additional order from NFCU during the third quarter of 2014 to provide the same mobile technology for their General Reloadable Purpose Card (“GRPC”).  In December 2014, NFCU launched this prepaid card program labeled “Go Prepaid” making it available to all of its six million members.  We also received an order from USBank, who has partnered with Kroger, one of the largest grocery retailers in the world in a joint effort to offer its supermarket customers a prepaid card.   Our prepaid mobile application now offers Kroger’s supermarket customers a full suite of convenient mobile account services. Our application allows prepaid card users to view balances and transaction detail, reload money, including check-to-card loads with “instant good funds,” and transfer funds from inside the app. Powerful back-end analytics and messaging capabilities allows the supermarket to segment cardholder behavior and send relevant marketing messages to keep its customers engaged in using the mobile application.  USBank/Kroger went live with this program at the end of December 2014.

Since a significant portion of the revenue we expect to generate from these programs will depend on the number of active users as well as fees earned through the reloading of the prepaid cards, ATM withdrawals and the transfer of money, we are currently unable to determine the overall impact these programs will have on our future revenues until we see the overall level of consumer adoption now that these programs are live.

Cost of Revenues

Cost of revenues for the year ended December 31, 2014 was $2,747,343, an increase of 12% or $285,256, compared to the prior year. The increase was primarily due to an increase in amortization expense associated with the intangible assets acquired as part of the Select Mobile Money acquisition in March 2014. During the year ended December 31, 2014, we recognized amortization expense of approximately $480,000. Partially offsetting these increases was an overall decrease in contract resources incurred to support our data center operation of $168,533 when comparing

the year ended December 31, 2014 to the prior year.   Our overall support costs for our data center for the year ended December 31, 2014 totaled $2,049,356 compared to $2,061,369 for the prior year.

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

Operating Expenses

Our operating expenses increased 41% or $2,759,028 to $9,516,678 for the year ended December 31, 2014 compared to the prior year.

Sales and Marketing

Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses increased 29% or $646,270 to $2,854,959 for the year ended December 31, 2014 compared to the prior year.  The increase was primarily due to an overall increase in expenses incurred for tradeshows and other marketing programs of  $280,244 when comparing the year ended December 2014 to the prior year.  Also, our employee compensation for sales and marketing expense, excluding stock compensation expense, had increased by $275,497 when comparing fiscal year 2014 to 2013.  Employee related travel expenses were also higher by $83,420 for fiscal year 2014 when compared to the prior year as result of an increase in sales personnel. Sales and marketing headcount as of December  31, 2014 was 17, an increase of 5, when compared to the prior year.      We continue to focus our efforts to maximize return on investment by attending many of the leading industry tradeshows, as we believe our presence is necessary to attract and retain new customers. We traditionally incur higher levels of tradeshow expenditures during the first and fourth quarters of our fiscal year compared to the second and third.   Stock compensation expense was $51,803 and $67,697 for the years ended December 31, 2014 and 2013.  We currently anticipate our sales and marketing costs will be higher for 2015 compared to 2014 as we hired new sales employees during the second half of 2014 in an effort to increase our revenues for both our RDC business as well as promoting our new prepaid mobile wallet offering as part of the Select Mobile Money acquisition. We may also see an increase in sales and marketing costs as a result of higher levels of commission expense resulting from an increase in our revenue.

Research and Development

Research and development expenses include salaries, employee benefits, stock-based compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for the year ended December 31, 2014 increased 171% or $1,680,716 to $2,663,633 when compared to the prior year.  The increase was primarily due to an overall increase in the number of software developers who were either employees of the Company or full-time contractors all focused on continuing to develop new features and solutions to help differentiate our service offerings in the marketplace.  During 2014 we released our new Select Business platform designed specifically for providing our RDC technology to banks and credit unions’ merchant customers.    Excluding stock compensation expense, our employee compensation, contractor costs and related expenses increased $1,513,310 when comparing the year ended December 31, 2014 to the prior year. As of December  31, 2014, we had a total of 25 research and development employees and full-time contractors, compared to 7 as of December 31, 2013. Of the increase, 9 employees and full-time contractors were added as part of the Select Mobile Money acquisition on March 4, 2014.  Expenses associated with software licenses and support increased $144,967 when comparing fiscal year 2014 to the prior year.  Included in research and development expense was stock compensation expense of $41,365 and $48,609 for years ended December 31, 2014 and 2013, respectively.  We believe our research and development expenses will be higher for the year ended December 31, 2015 compared to 2014 as a result of the additional employees and full-time contractors we added as part of the Select Mobile Money acquisition.

General and Administrative

General and administrative expenses include the salaries, employee benefits, stock-based compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses increased 12% or $432,042 to $3,998,086 for the year ended December 31, 2014, when compared to the prior year. The increase when comparing fiscal year 2014 to 2013 was primarily due to an overall increase in professional fees of $331,160 incurred primarily associated with completing the reverse merger and public company expenses.    Excluding stock compensation expense, our employee compensation and related costs also increased $202,614 when comparing fiscal 2014 to 2013 as a result of an increase in headcount.   Travel and insurance expenses were also higher by $124,310,  and $83,643, respectively, for the year ended December 31, 2014 when compared to the prior year primarily as result of becoming a public company. Partially offsetting these increases was a decline in stock compensation of $381,339 as a result of a higher number of shares granted in 2013 with immediate vesting, as well as the compensation cost attributable to the reduction in the exercise price of certain previously granted options. Included in general and administrative expense was stock compensation expense for the year ended December 31, 2014 of $201,255 compared to $582,594 for the prior year. We believe our general and administrative costs will be higher for 2015 relative to 2014 as we anticipate incurring additional professional fees related to the ongoing requirements of a public company and also the anticipated costs associated with completing capital raises.

Interest Expense

Interest expense for the year ended December 31, 2014 was $5,704,533 compared to $2,804,594 for 2013. The increase was primarily driven an overall increase in the level of indebtedness through our IPO date July 14, 2014 when compared the prior year.  Prior to July 14, 2014, our total principal and accrued interest outstanding was $14.9 million compared to approximately $9.9 million at the end of June 2013. On July 14, 2014, as part of completing our IPO, a total of $6.3 million of principal and accrued interest converted into 5.1 million shares of common stock. In addition, we repaid a total of $3.2 million of principal and accrued interest outstanding in July 2014.  Of this amount, $1.7 million was associated with a loan we entered into with one of our directors, whereby we agreed to issue common stock equal to 12.5% of the principal amount on the issuance date and 3.125% of the principal amount each successive fifth business day thereafter so long as any portion of the principal was outstanding. In addition, the initial interest rate of 24% increased to 48% until the loan is repaid in full. Interest expense associated with this note for year ended totaled $1,122,405 of which $890,624 related to the fair value of common stock to be issued in April 2014 as part of the agreement. Also included in interest expense for the year ended December 31, 2014 was $1,000,000 associated with agreeing to issue 666,667 shares of our common stock as part of being granted an extension of our senior secured note to May 12, 2014. We amortized the $1 million of cost as interest expense through the new maturity date of the note.  In addition, during the year ended December 31, 2014, we recorded approximately $2.7 million of interest expense associated with the amortization of a beneficial conversion feature for $3.3 million of principal debt outstanding, of which $1.0 million is held by a director. Approximately $6.0 million of debt automatically converted upon the IPO in July 2014.

We also recorded a fair value adjustment related to the outstanding warrants issued to our senior debt holder resulting in a $70,546 decrease in interest expense when comparing fiscal 2014 to 2013.  In addition, we recorded the fair value related to the outstanding warrants issued to the holders of the convertible preferred stock during fiscal year 2014 of $163,570.

Other Non-Operating Expense (income)

Other non-operating income for the year ended December 31, 2014 totaled $389,336 compared to $3.1 million in 2013.  In 2014, we recognized $424,335 of expense related to warrants provided as an inducement to convert debt into common stock.  Approximately $40,000 of other income was recognized during fiscal 2014 relating to the forgiveness of debt in exchange us agreeing to repay the outstanding balance owed.   In 2013, we recorded $3.07 in charges for the excess of the fair value of common stock issued in the conversion of debt and warrants into common stock.  Specifically these non-cash charges include, (a) $674,000 related to shares issued as consideration to incent noteholders to convert their debt to equity, (b) in conjunction with that conversion, $1.71 million related to the issuance of shares to adjust the conversion rate of previously converted debt, and (c) $681,000 related to the issuance of shares in exchange for the cancellation of outstanding common stock purchase warrants.  Approximately $53,000 of non-operating expense was recognized as finance costs.

Income Taxes

Effective January 1, 2014 the Company’s S Corporation election terminated and the Company became subject to Federal and state income taxes.  Prior to 2014 the Company did not pay corporate income taxes on its taxable income, as the shareholders were liable for income taxes on their respective share of the Company’s taxable income. Therefore, no current or deferred tax provision was recorded prior to January 1st, 2014. In connection with the reverse merger transaction on February 12, 2014, the public “shell company” changed its tax year end to December from its previous February year end.

The Company utilizes the asset and liability method of accounting for income taxes.  The Company recognizes deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities.  We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income.  We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable.  We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period.  We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets.  At December 31, 2014, we carried a valuation allowance of $4.9 million against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition.  At December 31, 2014 and 2013 we had approximately $112,000 and $151,000 in cash and cash equivalents. Our cash and cash equivalent balances consist of cash. Our financial condition and prospects critically depend on our access to financing in order to continue funding operations. During the year ended December 31, 2014, the cash used in operating activities was approximately $10.0 million, an increase of $3.6 million from the prior year. Much of our cost structure arises from personnel and related costs and therefore is not presently subject to significant variability. Prior to our IPO, we had historically utilized borrowings from accredited investors, including affiliates, to fund our working capital needs. Through July 14, 2014, we increased our net borrowings by approximately $6.0 million to fund our operations and complete the acquisition of Select Mobile Money. In July 2014 we completed an IPO in which a total of 4.5 million shares of common stock were issued at $1.50 resulting in gross proceeds of $6.8 million. The proceeds net from the offering were approximately $5.5 million, after deducting commissions and approximately $600,000 in offering costs. As part of the offering, we converted approximately $6.3 million of existing indebtedness into 5.1 million shares of common stock and issued 3.3 million warrants with an exercise price of $1.875 and a life of five-years.    After the repayment of the debt related to our acquisition of Select Mobile Money and other short-term borrowings that became due upon completion of the IPO, our available cash for operations as of July 14, 2014 totaled $2.2 million. After paying existing trade payables owed as of that date, we had approximately $1.0 million for working capital.  In December 2014, we issued two of our directors warrants to purchase an additional 1.0 million shares of common stock with an exercise price of $2.00 and a life of five-years as part of the debt converted upon the completion of our IPO.

On July 30, 2014, the Company entered into a financing commitment letter agreement with two directors to lend the Company up to $2.5 million through December 31, 2014, bearing interest at 10%, and due January 31, 2015.  If any portion of the notes issued under the commitment letter was outstanding beyond January 31, 2015, the default interest rate would be adjusted to 18%.  On February 3, 2015, Michael Hanson, one of our directors, converted $250,000 of the amount owned into 217,391 shares of Series B Convertible Preferred Stock (which Series B Convertible Preferred Stock was converted into common stock on February 27, 2015).  In March 2015, the Company amended the terms of the commitment letter agreement to extend the repayment date for the principal amount outstanding of $450,000 and related accrued interest at 10% to January 31, 2016.    As part of the amendment, the directors did not renew the remaining amount available under the original terms of the financing commitment letter.

During 2014, the Company issued 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 2,229,702 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share). Net proceeds to the Company after offerings costs were $3.0 million.  Between December 31, 2014 and the date of this report, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15. The Series A preferred shares totaling 2,238,702 converted into 2,920,039 shares of the Company’s common stock, whereby the Series B preferred shares totaling 2,065,891 converted into 2,065,891 shares of the Company’s common stock.  In addition, the Company issued 74,765 shares of common stock to the Series A and B convertible preferred holders related to the accrued 8% dividend accrued through the conversion date.   Net proceeds to the Company after offering costs were approximately $5.3 million, including debt reduction of $ 250,000 held by one of our directors, Michael J. Hanson.

We will require additional funds to continue our operations beyond April 15, 2015.

Cash Flow

Operating Activities

Net cash used in operating activities for the year ended December 31, 2014 was approximately $10.0 million compared to approximately $6.4 million for the prior year. Our net loss in fiscal year 2014 was approximately $15.7 million or approximately $1.7 million more when compared to the same period in 2013, although when adjusted for non-cash charges in our statement of operations, our cash flow from operations before changes in working capital decreased approximately $900,000 comparing the two periods. Changes in working capital included an increase in deferred commissions during fiscal years 2014 and 2013 of $119,865 and $199,538, respectively as a result of an overall increase in our revenues during these periods.  Our accounts receivable decreased by $14,814 for the year ended December 31, 2014, compared to an increase of $169,731 for 2013.  The significant increase in accounts receivable during 2013 was due to billing a reseller $200,000 in advance for us providing our RDC technology to their future customers.    Prepaid expenses decreased $85,619 and $77,741 during the years ended December 31, 2014 and 2013, respectively, as a result of expensing annual software and hardware support contracts over the period the services are provided and the amortization of prepaid software licenses. Other changes in working capital included an increase in deferred revenue to $247,255 for the year ended December 31, 2014 as compared to $687,140 for 2013. The increases in both periods were primarily due to receipt of implementation and prepaid transaction fees associated with new clients for both periods presented.    Accrued expenses also increased during the fiscal years ended 2014 and 2013 by $12,507 and $54,677, respectively, primarily as a result of an increase in accruals for various related operating costs incurred but unpaid at the end of both periods presented. Accrued interest expense declined during the year ended December 31, 2014 by $608,529 compared to an increase of $1,508,880 for the prior year. The decrease in accrued interest for the year ended December 31, 2014 was primarily due to the payoff of accrued interest owed to our senior debt lender, as well as additional debt converted or repaid following the IPO. The increase in accrued interest expense during the year ended December 31, 2013 was primarily due to the accrual of a payoff premium of $750,000 provided to our senior debt lender, along with an increase in accrued expense recognized on our other debt that remained outstanding. Accounts payable balance decreased during the year ended December 31, 2014 by $190,645 compared to an increase of $150,889 for the same period in the prior year. The primary reason for the decrease in accounts payable during the year ended December 31, 2014 was due to a significant amount of payments made in July 2014 following the completion of our IPO for professional service fees incurred through this date.  These services included completing the reverse merger, our annual audit, providing legal defense regarding a potential trademark infringement as well as costs associated with completing our IPO.  The primary reason for the increase in accounts payable for the year ended December 31, 2013, was due to recording a payable for the above mentioned fees.

Investing Activities

Purchases of fixed assets during the years ended December 31, 2014 and 2013 totaled $153,000 and $80,379, respectively.  These purchases were primarily part of hardware and software upgrades to our data centers where we host our SaaS cloud based platforms for our customers.  We made a significant investment in our data centers during fiscal year 2012 and in order to accommodate the overall increase in transactions in 2015; we have procured an additional $0.5 million of IT equipment through a capital lease (See Note 16 “Subsequent Events”).  Based on future growth, we may be required to make additional investments in our data centers.  Additional cash used in investing activities for the year ended December 31, 2014, included $2.125 million related to the acquisition of Select Mobile Money.

Financing Activities

Net of debt issuance costs, our borrowings during the years ended December 31, 2014 and 2013 totaled approximately $8.4 million and $6.7 million, respectively. Of this amount, $1.35 million was used to fund our acquisition of Select Mobile Money and $375,000 was used for working capital. During the year ended December 31, 2014, we repaid $1.6 million of principal owed under our senior secured financing arrangement and $300,000 owed under the secured convertible notes outstanding.  The remaining borrowings were used to fund our operations in 2014.  We also repaid $1.5 million of principal owed to a director for the loan associated with our acquisition of DeviceFidelity’s Select Mobile Money, along with $0.5 million of principal short-term debt owed to the same director.  We also repaid approximately $0.9 million of principal owed for various short-term notes in July 2014.   In addition, in March 2014, we repaid the entire outstanding installment note balance of $137,383 owed to Central Bank and the bank issued a new note for a total of $330,020. During the year ended December 31, 2014, we made additional principal payments against this loan totaling  $215,160 compared to $91,537 during the prior year. We also paid debt issuance fees totaling $88,098 and $253,252 during the years ended December 31, 2014 and 2013, respectively. During fiscal year 2014, we issued shares of common stock and received net proceeds of $5,576,210 and $1,197,550. Proceeds from these debt and equity financings were used to fund cash used in operating activities as well as repay certain debt.  Also during fiscal 2014, we issued a total of 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share (since adjusted to $1.15), and issued five-year warrants to purchase 2,229,702 shares of our common stock at a per-share price of $2.00 (since adjusted to $1.15).  The net proceeds received from this offering net of issuance costs totaled approximately $3.0 million.

Debt and Capital Resources.  Since inception in February 2010, we have raised capital to support operating losses incurred in development of our RDC capability infrastructure, the marketing expenses to increase our client base and the general and administrative functions to support our planned growth.  Our net losses from inception through December 31, 2014 of $51.7 million have been funded primarily through the issuance of equity, debt, warrants and borrowings under our senior secured financing agreement.

Additionally, we entered into a borrowing arrangement with Trooien Capital LLC which allows us to request additional advances under to fund the refinancing of senior debt due and owing to Michaelson Capital Partners LLC.   During fiscal year 2014, we repaid Michaelson Capital Partners LLC a total of $2.8 million of principal and accrued interest through advances from Trooien Capital.  As of December 31, 2014, the total principal amount of advances made against the $4.0 million facility we have with Trooien Capital was $3.3 million, of which $1.0 million was converted into equity in July 2014 as part of a conversion agreement dated June 17, 2014 leaving $2.3 million outstanding as of December 31, 2014.  In addition, we borrowed against the entire $1.5 million line-of-credit provided by one of our directors in May 2014, of which $0.5 million was converted into equity in July 2014 as part of this same conversion agreement.  We also have a loan with a commercial bank that is due on demand or if no demand is made, requires monthly installments.

On July 14, 2014, we completed an IPO in which a total of 4,500,000 shares of common stock were issued at $1.50 resulting in gross proceeds of $6,750,000. The net proceeds from the offering were approximately $5.5 million, after deducting commissions and approximately $600,000 in offering costs. As part of the offering, we converted approximately $6.3 million of existing indebtedness into 5,139,169 shares of common stock and issued warrants to purchase 3,563,545 shares of common stock with an exercise price of $1.875 and a life of five-years. After the repayment of the debt related to our acquisition of Select Mobile Money and other short-term borrowings that became due upon completion of the IPO, our available cash for operations as of July 14, 2014 totaled $2.3 million. After paying existing trade payables owed as of that date, we had approximately $1.0 million for working capital.

From September 2014 through December 2014, the Company entered into a series of Securities Purchase Agreements with accredited investors pursuant to which it offered and sold an aggregate of 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 2,229,702 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share) resulting in net proceeds of $3.0 million.  Between December 31, 2014 and the date of this report, the Company entered into a series of Securities Purchase Agreements with accredited investors pursuant to which it issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 and five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15, in a private placement exempt from registration under the Securities Act of 1933.  Gross proceeds to the Company from subscriptions under the Securities Purchase Agreements were approximately $2.4 million, including the cancellation of $250,000 in debt held by Michael J. Hanson, one of our directors.

The Company plans to raise additional capital in order to support the ongoing cash needs of operations including both working capital and future debt obligations.  The Company has entered into an agreement with an investment banking firm to assist in an equity offering of its securities. The timing and success of completing such an offering cannot be assured. Therefore, we may not be able to sell any securities or obtain any additional financing needed, or do so on terms and conditions acceptable or favorable to the Company, if at all.  If financing is not available, we may be forced to abandon our business plan or our entire business.   If we successfully enter into a financing transaction, any additional equity-linked financing would be dilutive to our shareholders, and additional debt financing, if any, may involve restrictive covenants.  Currently the Company has enough funds for operations through April 15, 2015.

OFF BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements as of December 31, 2014 or 2013.

CONTRACTUAL OBLIGATIONS

Operating and Capital Leases

At December 31, 2014, our leases consisted primarily of real estate and equipment, furniture and fixtures.  We conduct our U.S. operations from a 22,000 square foot office space located in Chanhassen, Minnesota.  The lease commenced on May 1, 2012 and extends through August 31, 2016. We also lease a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of the acquisition of Select Mobile Money  in March 2014.  The lease commenced on May 1, 2014 and extends through June 30, 2017.    In addition to the office space, we lease certain office furniture and equipment under operating leases through November 2016.

In February 2015, we secured approximately $0.5 million of additional IT equipment for our data centers through a three-year capital lease to support the overall increase in transactions and ensure we are able to meet the service level agreements we have with our customers.   If we continue to experience significant growth in the number of transactions we process, we anticipate we will need to make additional investments in our data centers of approximately $0.4 million by the end of 2015.

Debt Obligations

At December 31, 2014, we had total outstanding debt including principal and accrued interest of $5.0 million, of which $3.5 million is convertible into our common stock at the option of the holder.

The following table summarizes our obligations under contractual agreements as of December 31, 2014 and the time frame within which payments on such obligations are due:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years

Operating Lease Obligations	$677,000	$374,000	$303,000	$—	$—
Debt Obligations	5,125,315	2,398,236	2,535,079	—	192,000

	$5,802,315	$2,772,236	$2,838,079	$—	$192,000

We  will need additional working capital to meet our current obligations beyond April 15,  2015.

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

These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.  Forward-looking statements include statements about:

•	our estimates of future expenses, revenue and profitability and ability to continue operations;
•	trends affecting our financial condition and results of operations;
•	our ability to obtain customer orders;
•	the availability and terms of additional capital;
•	our ability to develop new products;
•	our dependence on key suppliers, manufacturers and strategic partners;
•	industry trends and the competitive environment;
•	the impact of losing one or more senior executive or failing to attract additional key personnel; and
•	other factors referenced in this report, including those set forth under the caption “RISK FACTORS.”

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

Although federal securities laws generally provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to certain issuers, including issuers that do not have their equity traded on a recognized national securities exchange.  Our common stock does not trade on any recognized national securities exchange, and we cannot otherwise avail ourselves of an exclusion from the definition of “penny stock” under the Securities Exchange Act of 1934.  As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

ITEM 7AQUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consoldiated Financial Statements on Page F-1.

ITEM 9CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9ACONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual report (the "Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of December 31, 2014.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes policies and procedures that are intended to:

        (1)   maintain records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

        (2)   provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

        (3)   provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

        Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

        Consistent with the results of management’s review and inquiry, management identified material weaknesses in the Company's ability to appropriately account for complex or non-routine transactions and identified several significant deficiencies, including proper review and approval of corporate credit cards, segregation of duties and also initiating, authorizing and recording general journal entries.

        As a result of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective at December 31, 2014 based on the guidelines established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting and Remediation

        In response to the material weaknesses in the Company's internal control over financial reporting, we have implemented, or plan to implement, the changes to our internal control over financial reporting discussed below.

•

We hired Darin P. McAreavey to serve as Chief Financial Officer of the Company effective April 3, 2014. Mr. McAreavey has relevant industry experience as well as experience with generally accepted accounting principles and SEC reporting and compliance.

•	We have empowered Mr. McAreavey to assess the accounting and finance staff to ensure adequate internal control over financial reporting and operations.

•	We have hired an outside firm to assist in our review and documentation of our internal controls over financial reporting.

•

We have expanded the scope of our annual internal review plan to include quarterly procedures with emphasis on the review of journal entries and non-recurring transactions, and the preparation of quarterly and annual SEC and GAAP checklists.

Additional efforts to remediate the deficiencies identified in our internal controls over financial reporting include hiring a new accounting manager, who has greater experience working with SEC reporting companies.  We also implemented a new corporate card program to ensure all expenses are now being properly reviewed and approved.  We have also reviewed our controls to ensure there is proper segregation of duties among our limited accounting staff.  In addition, the Company is reviewing and instituting proper controls around the authorization and approval of recording general journal entries.

Other than the remediation efforts discussed above, which occurred in 2014 and have included the involvement of our new finance and accounting leadership in the preparation, review, and approval of the consolidated financial statements included in this Annual report, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since January 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        This Annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this Annual report.

ITEM 9BOTHER INFORMATION

None.

PART III

ITEM 10DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The table below sets forth the name, age and position of each of our current directors and executive officers.

Name	Age	Positions
Jeffrey C. Mack	61	Chief Executive Officer, President and Director (Chairman)
Bruce Whitmore	52	Executive Vice President and Chief Information Officer
Lawrence C. Blaney	57	Executive Vice President of Sales
Darin McAreavey	46	Executive Vice President and Chief Financial Officer (1)
Christopher Ebbert	48	Executive Vice President, Product Development
Michael J. Hanson	56	Director
James L. Davis	70	Director
Rod Jardine	44	Director

(1)

Mr. McAreavey’s appointment as Chief Financial Officer and Executive Vice President was effective as of April 3, 2014.  Our prior Chief Financial Officer and Executive Vice President, Brian S. Anderson, resigned effective as of March 19, 2014.

The biographies of the above-identified individuals are set forth below:

Jeffrey C. Mack is our Chief Executive Officer, President and Director (Chairman), and has served in identical capacities at Cachet Financial Solutions Inc. (Minnesota) since its inception.  Mr. Mack has significant experience building and managing companies of all sizes and across a variety of industries.  Prior to Cachet, Mr. Mack served as a consultant to multiple small businesses, including a business engaged in the sale of banking technology and related services.  Previously, Mr. Mack served from January 2003 to September 2008 as Chairman, CEO and President of Wireless Ronin Technologies, Inc., a leader in dynamic digital signage.  In January 1990, Mr. Mack founded and became Chairman, CEO and President of Arcadia Financial Ltd. (formerly known as Olympic Financial Ltd.), one of the largest independent providers of automobile financing in the United States.  Prior to founding Arcadia Financial, Mr. Mack served as an executive in the commercial banking industry for 17 years.

Bruce Whitmore is our Executive Vice President and Chief Information Officer, and has served in such capacities since January 2015.  Mr. Whitmore served as Chief Technology Officer at SkyBridge Americas from June 2013 to January 2015. Prior to working for SkyBridge Americas, Mr. Whitmore served as Head of Information Technology and Executive Consultant for KDV Ltd from January 2011 to June 2013. From January 2008 to January 2011, Mr. Whitmore held various IT roles at Carlson Companies.  From 1992 to 1997, Mr. Whitmore also held various IT roles within United Health Care Group Corporation.  Mr. Whitmore earned a Bachelor of Science, Strategic Management of Information Technology Cardinal Stritch University.

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

Darin P. McAreavey has served as our Chief Financial Officer and Executive Vice President since April 2014.  Prior to that, Mr. McAreavey served as the Senior Vice President and Chief Financial Officer at Wireless Ronin Technologies, Inc. since March 2009.  Prior to working for Wireless, Mr. McAreavey served as Chief Financial Officer for Xiotech Corporation from September 2007 to March 2009. From February 2007 to September 2007, Mr. McAreavey worked for Global Capacity Group as its Chief Financial Officer. In addition, Mr. McAreavey worked for Stellent, Inc. as the Chief Financial Officer, Executive Vice President and Treasurer from May 2006 to February 2007 and as the Corporate Controller from September 2004 to May 2006. Mr. McAreavey held several management level finance positions, including Director of Finance, at Computer Network Technology from August 1995 to September 2004. From November 1993 to August 1995, Mr. McAreavey was a Supervising Senior for KPMG LLP. Mr. McAreavey began his professional career as a Senior Accountant at Eide Helmeke & Co. from July 1991 to November 1993 and earned a Master of Business Administration degree in 1998 from the University of Saint Thomas.

Christopher F. Ebbert is currently our Executive Vice President, Product Development, and has served in similar capacities at Cachet Financial Solutions Inc. (Minnesota) since its inception.  Mr. Ebbert was our Executive Vice President and Chief Information Officer from February 2014 to January 2015. He is a strong technology leader with over 20 years’ experience driving IT development.  Prior to Cachet, Mr. Ebbert served as a consultant to small businesses across a variety of industries, including 3D animation and software development, technical translation services and banking technology.  Formerly, Mr. Ebbert was the Executive Vice President and Chief Technology Officer for Wireless Ronin Technologies, Inc.  Prior to joining Wireless Ronin in 2000, Mr. Ebbert was a Senior Software Engineer for Digital Content, a 3D Interactive gaming business.  Previously, he served as Technical Director for Windlight Studios, a commercial 3D animation company.  From December 1994 to February 1998, Mr. Ebbert was the Senior Software Engineer for Earth Watch Communications, a broadcast weather technologies company.

Michael J. Hanson is a director of our Company.  Mr. Hanson has served as President and Chief Executive Officer of Hunt Electric Corporation since 1996.  He began his career at Hunt in 1985 as an Assistant Project Manager and worked his way up through various senior and executive roles until he was promoted to his current position.  He became Hunt Electric’s majority stockholder in 2001.  Mr. Hanson serves as the Governor of the St. Paul Chapter of the National Electrical Contractors Association.  He is also a Representative and President of the Federated Electrical Contractors.  He currently serves as a Trustee for Dunwoody College of Technology.  Mr. Hanson has served as a director of Cachet Financial Solutions Inc. (Minnesota) since its inception.  Mr. Hanson became a director of our Company on March 19, 2014.

James L. Davis is a director of our Company.  Mr. Davis is the President of Davis & Associates, Inc., which he founded more than 30 years ago.  Davis & Associates represents the leading edge lighting and controls manufacturer, providing lighting and controls solutions for customers in the upper Midwest.  Mr. Davis is also a private investor and has served as a director on both private and public company boards for more than 20 years.  He is currently a director of ProUroCare Medical Inc., a publicly held medical device manufacturer.  Mr. Davis has served as a director of Cachet Financial Solutions Inc. (Minnesota) since its inception.  Mr. Davis became a director of our Company on March 19, 2014.

Rod Jardine is a director of our Company.  He is currently senior vice president and chief information officer of TMG Health, a leading provider of solutions for government sponsored health plans and subsidiary of Health Care Services Corporation.  Prior to TMG Health, Jardine was founder and president of an information technology (IT) management consulting practice.  Previously, he held executive leadership roles at UnitedHealth Group (UHG), where he led the development of myCustomHealth, a highly successful private Medicare exchange for retirees.  Jardine was also responsible for UHG’s health services web/consumer engagement strategy and was the chief architect for its $10 billion health services division, OptumHeath, where he guided the development and implementation of the division’s IT enterprise systems.  Mr. Jardine became a director of our Company on February 12, 2015.

Under our corporate bylaws, all of our directors serve for indefinite terms expiring upon the next annual meeting of our shareholders.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director.  With regard to Mr. Mack, the Board of Directors considered his significant experience, expertise and background with regard to the Company’s business and his prior experience as a chief executive for other business enterprises.  With regard to Mr. Davis, the Board of Directors considered his background and experience as an investor in many different businesses, together with his prior experience serving on the boards of public companies.  With regard to Mr. Hanson, the Board of Directors considered his extensive experience with the business of the Company since its inception.  Finally, with regard to Mr. Jardine, the Board of Directors considered his extensive knowledge and experience in helping very large enterprises leverage technology in order to drive organic growth.

DIRECTOR INDEPENDENCE AND COMMITTEES

Our Board of Directors will periodically review relationships that directors have with the Company to determine whether the directors are independent.  Directors are considered “independent” as long as they do not accept any consulting, advisory or other compensatory fees (other than director fees) from the Company, are not an affiliated person of the Company or its subsidiaries (e.g., an officer or a greater-than-ten-percent stockholder) and are independent within the meaning of applicable laws, regulations and the Nasdaq listing rules. In this latter regard, the Board of Directors will use the Nasdaq listing rules (specifically, Section 5605(a)(2) of such rules) as a benchmark for determining which, if any, of its directors are independent, solely in order to comply with applicable SEC disclosure rules. However, this is for disclosure purposes only. It should be understood that, as a corporation whose shares are not listed for trading on any securities exchange, our Company is not required to have any independent directors at all on its Board of Directors, or any independent directors serving on any particular committees of the Board of Directors.

As of the date of this report, the Board of Directors has determined that Mr. Jardine is its only director that is independent within the meaning of Nasdaq rule 5605(a)(2).

Our Board of Directors does not currently have any committees formed.  As independent directors are added to our board, we intend to form a formal Audit Committee and Compensation Committee and adopt appropriate written charters for such committees.  Currently, however, there are no plans to appoint certain directors to specific committees.  Until such time as an Audit Committee and Compensation Committee is formed, the full Board of Directors fulfills the functions normally undertaken by committees of that sort.  If the Company had its shares listed for trading on the Nasdaq Stock Market, the composition of its Board of Directors would not currently meet the Nasdaq requirement that a majority of its directors be independent, and would not have met such requirement at any time during fiscal 2013 or 2014.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company currently does not have a director serving on the board who qualifies as an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act.  As the Company adds independent directors to serve on its board, it expects to add one or more such independent directors who will qualify as an “audit committee financial expert,” as defined above.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

As explained above, we do not have any formally constituted Compensation Committee.  In the past, deliberations and decisions about the executive compensation of executives have been undertaken by the full Board of Directors of Cachet Financial Solutions (Minnesota) except in circumstances where the compensation of a particular executive poses a direct conflict of interest (e.g., compensation deliberations and decisions respecting our Chief Executive Officer and Chairman).

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

•	convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

•

the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in clause (1) in the bullet point paragraph immediately above, or to be associated with persons engaged in any such activity;

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on a review of the copies of such forms furnished to the Company or publicly filed by its officers and directors and others, the Company believes that all such filings were filed on a timely basis for fiscal year 2014,  except for the following reports which were filed after the dates prescribed by the SEC (i) one Form 3, and three Form 4s reporting a total of eight transactions, for Mr. Davis, (ii) one Form 3, and two Form 4s reporting a total of 22 transactions, for Mr. Hansen, and (iii) one Form 4 reporting one transaction for Mr. McAreavey.  In addition, Mr. Terril Peterson (a former director) did not file any Section 16 reports.

ITEM 11EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth the cash and non-cash compensation awarded to or earned by:  (i) each individual who served as the principal executive officer and principal financial officer of our Company during the year ended December 31, 2014; and (ii) each other individual that served as an executive officer of Cachet Financial Solutions Inc. (Minnesota), our wholly owned operating subsidiary, at the conclusion of the year ended December 31, 2014 and who received more than $100,000 in the form of salary and bonus during such fiscal year.  For purposes of this report, these individuals are collectively the “named executives” of the Company.  Nevertheless, the table below omits Messrs. Dennis Nguyen and Terril H. Peterson, each of whom served as the principal executive officer of our company prior to the consummation of the merger transaction in which we acquired the business of Cachet Financial Solutions (Minnesota).  Mr. Nguyen served as our principal executive officer from January 19, 2011 through October 10, 2012, and Mr. Peterson served as our principal executive officer from October 10, 2012 through February 12, 2014.  Neither Mr. Nguyen nor Mr. Peterson earned any compensation during the years covered by the table below.

		Salary	Bonus	Option Awards		Other Annual Compensation
Name/Title	Year	$	$	$ (1)		$		Total
Jeffrey C. Mack
Chairman of the Board of Directors	2014	262,917	-	75,634	(2)	13,200	(3)	$351,751
and Chief Executive Officer	2013	240,000	8,000	163,547	(4)	13,100	(3)	$424,647
	2012	240,000	15,000	-		13,200	(3)	$268,200

Darin P. McAreavey (5)
Chief Financial Officer	2014	163,449	-	124,954	(6)	-		$288,403
and Executive Vice President	2013	-	-	-		-		-
	2012	-	-	-		-		-

Brian S. Anderson (7)
Chief Financial Officer	2014	40,525	-	-		141,325	(8)	$181,850
and Executive Vice President	2013	175,000	-	47,093	(9)	6,000	(3)	$228,093
	2012	173,333	-	-		6,000	(3)	$179,333

Lawrence C. Blaney
Executive Vice President	2014	188,750	-	28,146	(10)	7,800	(3)	$224,696
of Sales & Marketing	2013	175,000	-	62,929	(11)	7,800	(3)	$245,729
	2012	175,000	-	-		7,800	(3)	$182,800

Christopher Ebbert
Chief Information Officer	2014	188,750	-	28,571	(12)	11,400	(3)	$228,721
and Executive Vice President	2013	175,000	-	47,093	(13)	11,400	(3)	$233,493
	2012	175,000	-	-		11,400	(3)	$186,400

(1)

The amounts in this column represent the aggregate grant date fair value with respect to stock options granted in the years indicated, including the incremental grant date fair value of any stock options repriced during the years indicated. The fair value was calculated in accordance with stock-based accounting rules (ASC 718). The assumptions used to determine the fair value are described in Note 13 of the financial statements included in this Form 10K for the year ended December 31, 2014.

(2)

Includes the aggregate grant date fair value of $60,403 with respect to stock options granted to Mr. Mack, and the incremental grant date fair value of $15,232 with respect to stock options that were repriced.

(3)	Amount represents car allowance.

(4)

Includes the aggregate grant date fair value of $101,806 with respect to stock options granted to Mr. Mack, and the incremental grant date fair value of $61,741 with respect to stock options that were repriced.

(5)	Mr. McAreavey became our Executive Vice President and Chief Financial Officer effective April 3, 2014.

(6)

Includes the aggregate grant date fair value of $111,025 with respect to stock options granted to Mr. McAreavey, and the incremental grant date fair value of $13,929 with respect to stock options that were repriced.

(7)	Mr. Anderson resigned his positions as Chief Financial Officer and Executive Vice President effective as of March 19, 2014.

(8)	Amount represents $1,500 car allowance, $6,395 paid time off and $115,500 consulting work through June 19, 2014 and $17,930 for health insurance through December 31, 2014.

(9)

Includes the aggregate grant date fair value of $36,198 with respect to stock options granted to Mr. Anderson, and the incremental grant date fair value of $10,895 with respect to stock options that were repriced.

(10)

Includes the aggregate grant date fair value of $23,475 with respect to stock options granted to Mr. Blaney, and the incremental grant date fair value of $4,671 with respect to stock options that were repriced.

(11)

Includes the aggregate grant date fair value of $52,034 with respect to stock options granted to Mr. Blaney, and the incremental grant date fair value of $10,895 with respect to stock options that were repriced.

(12)

Includes the aggregate grant date fair value of $25,322 with respect to stock options granted to Mr. Ebbert, and the incremental grant date fair value of $3,249 with respect to stock options that were repriced.

(13)

Includes the aggregate grant date fair value of $36,198 with respect to stock options granted to Mr. Ebbert, and the incremental grant date fair value of $10,895 with respect to stock options that were repriced.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

At December 31, 2014, we had outstanding equity awards as follows:

				Equity
				Incentive Plan
	Number of	Number of		Awards:
	securities	securities		number of
	underlying	underlying		securities
	unexercised	unexercised		underlying
	options	options		unexercised and	Option	Option
Name	(exercisable)	(unexercisable)		unearned options	exercise price	expiration date
Jeffrey C. Mack	75,000				$1.50	5/16/2016
	30,000				$0.80	3/3/2015
	31,250				$4.00	1/6/2016
	112,500				$1.50	2/27/2018
	286,250	286,250	(1)		$1.50	12/15/2019

Darin P. McAreavey (2)	36,666	73,334	(3)		$1.50	4/3/2019
	85,000	85,000	(1)		$1.50	12/15/2019

Brian S. Anderson (4)	20,000				$4.00	6/19/2015
	18,750				$4.00	6/19/2015
	40,000				$4.00	6/19/2015

Lawrence C. Blaney	11,250				$1.60	6/1/2015
	8,750				$4.00	11/1/2015
	18,750				$4.00	1/6/2016
	57,500				$1.50	2/27/2018
	111,250	111,250	(1)		$1.50	12/15/2019

Christopher Ebbert	22,500				$0.80	3/3/2015
	18,750				$4.00	1/6/2016
	40,000				$1.50	2/27/2018
	120,000	120,000	(1)		$1.50	12/15/2019

(1)	Options vest in full on December 15, 2015.

(2)	Mr. McAreavey became our Executive Vice President and Chief Financial Officer effective April 3, 2014.

(3)	Options vest to the extent of 36,667 shares on April 3, 2015 and the remaining 36,667 shares on April 3, 2014.

(4)	Mr. Anderson resigned his position as Chief Financial Officer and Executive Vice President effective as of March 19, 2014.

In December 31, 2014, the Board of Directors approved the repricing of options from $4.00 to $1.50 per share:

Executives:	Number of Options Repriced
Jeffrey C. Mack, Chief Executive Officer and President, Chairman of the Board	187,500
Darin P. McAreavey, Executive Vice President and Chief Financial Officer	110,000
Lawrence C. Blaney, Executive Vice President, Sales	57,500
Christopher Ebbert, Executive Vice President, Product Development	40,000

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

Executive Employment Agreements

We employ Jeffrey C. Mack, our President and Chief Executive Officer, at an annual base salary of $290,000 effective January 1, 2015.  We employ Bruce Whitmore, our Executive Vice President and Chief Information Officer, Christopher F. Ebbert, our Executive Vice President, Product Development, Lawrence C. Blaney, our Executive Vice President of Sales and Darin P. McAreavey, our Executive Vice President and Chief Financial Officer at annual base salaries of $197,550, $190,000, $220,000 and $230,000 each, respectively, effective January 1, 2015 or for Bruce Whitmore, the effective hire date of January 5, 2015.

We have employment agreements with each of the above-named executives.  Each employment agreement was entered into on February 28, 2013 (except for Mr. Whitmore’s employment agreement which was entered into on January 5, 2015 and has a one-year term that renews automatically unless either party provides the other with at least 60 days prior written notice.)  At the discretion of the Board of Directors, the base salary of each executive may be increased, but not decreased.  Each employment agreement provides the executive with the right to participate in our benefit plans, policies and programs as those plans, policies and programs are made available to our similarly situated executives.  In addition, each employment agreement provides the executive with 22 business days of vacation/paid time off per year.

The employment agreements will terminate upon the death or disability, as defined in the agreement, of the executive.  In addition, we can terminate the employment agreement with an executive for cause, as defined in the agreement, and the executive can terminate the employment agreement for good reason, as defined in the agreement.

The employment agreements obligate us to pay severance to the executives in the event that we terminate their agreement without cause or if an executive terminates their agreement with good reason.  We will also be obligated to make severance payments if each of the following conditions are met: (i) there is a change in control of our Company, as defined in the agreement, (ii) the executive is employed on a full-time basis at the time of the change in control, and (iii) the executive’s employment is terminated (including the executive’s own termination of employment with good reason) other than as a result of death, disability or cause.  The severance payment will be equal to 24 months of base salary at the time of termination, in the case of Mr. Mack, and equal to 12 months of base salary at the time of termination, in the case of all other executives.  In addition, if the event giving rise to the severance payment is a change in control or a termination without cause other than one occurring in connection with a change in control, then the executive will be entitled to receive a “severance bonus” in an amount equal to twice the bonus earned by that executive for the prior fiscal year.  No such severance bonus is permitted to exceed twice the maximum bonus target for that executive for the prior fiscal year.  As a condition to receiving any severance payments or severance bonus, an executive must execute and deliver a full separation agreement and release in form acceptable to Cachet.  All severance payments will be made in monthly installments, beginning on the date that is 30 days after the event resulting in the obligation to make severance payments, over the life of non-competition period specified in the executive’s employment agreement.  The employment agreements require that severance bonus payments be made in a lump sum within 30 days after the event resulting in the obligation to make severance payments.

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

In connection with the closing of our acquisition of Cachet Financial Solutions Inc. (Minnesota), we assumed the obligations and rights of Cachet Financial Solutions Inc. (Minnesota) under the above-described employment agreements (other than the agreement for Messrs. McAreavey and Whitmore, which were entered into after the merger).  In addition, each executive agreed that neither the merger nor the election of Messrs. Davis, Hanson, Mark Anderson and Mack to the Board of Directors of the Company would be deemed a “change of control” under their employment agreements.

New Chief Information Officer

On January 5, 2015, Cachet appointed Bruce Whitmore to serve as Cachet’s Chief Information Officer and Executive Vice President.  Mr. Whitmore’s employment with Cachet commenced according to the terms of an employment offer letter and Executive Employment Agreement effective January 5, 2015 (the “Employment Agreement”). The term of the Employment Agreement is for one year with automatic annual renewals. Under the Employment Agreement, Mr. Whitmore will receive an annualized base salary of $197,550, in accordance with Cachet’s standard payroll practices, and is eligible for performance-based cash bonuses in the discretion of Cachet’s Board of Directors and its compensation committee.  In addition, Mr. Whitmore has been offered Cachet’s standard employee benefits for health, dental and life and disability insurance. As contemplated by the Employment Agreement, on January 5, 2015, Cachet granted to Mr. Whitmore a stock option for the purchase of up to 175,000 shares at a price of $1.50 per share under Cachet’s current stock incentive plan. A total of 58,333 shares purchasable under the option vested immediately on January 5, 2015, 58,333 shares will vest on January 5, 2016 and the remaining 58,334 shares will vest on January 5, 2017, so long as Mr. Whitmore remains an employee of Cachet.

COMPENSATION OF DIRECTORS

Cachet has not in the past paid cash compensation to our directors for their service on the Board of Directors of Cachet.  Currently, we have no current plans to pay cash compensation to members of our Board of Directors for their services on our board.  As we seek to expand the board of the Company and add independent directors, we do, however, expect to change this policy.  In the past, we have issued stock options for the purchase of the equivalent of 30,000 shares of common stock to our non-employee directors.  Accordingly, we may issue stock options to other non-employee directors in the future, on terms to be determined by our Board of Directors.

The table below sets forth the compensation paid by Cachet Financial Solutions Inc. (Minnesota), now the Company’s wholly owned operating subsidiary as a result of the February 12, 2014 merger transaction, to its directors during fiscal year 2014.

Fees Earned
	or Paid in	Option
Name	Cash ($)	Awards ($)		Total ($)
Jeffrey C. Mack (1)	$-	$-		$-
James L. Davis	$-	$6,658	(2)	$6,658
Michael J. Hanson	$-	$6,658	(2)	$6,658
Terril H. Peterson	$-	$-		$-
Mark S. Anderson	$-	$-		$-

(1)	For information relative to Mr. Mack, please refer to the “Outstanding Equity Awards at Fiscal Year End 2014” table above.

(2)

During 2014, Cachet repriced options for the purchase of 30,000 shares held by these directors to $1.50 per share, with the incremental fair value of that repricing being $2,438.  On December 15, 2014, Cachet issued options to Messrs. Davis and Hanson for the purchase of 40,000 shares at a purchase price of $1.50 per share. Of these options, 20,000 vested immediately and the remaining 20,000 vest in December 2015 such options expire ten years from the date of grant.  In addition, each of Mr. Davis and Mr. Hanson hold additional options for the purchase of 30,000 shares at the per-share price of $0.80.

ITEM 12SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the close of business on April 13, 2015, we had outstanding 21,995,190 shares of common stock.  Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders.  The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of April 13, 2015, by:

•	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;
•	each of our current directors;
•	each our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above; and
•	all our current executive officers and directors as a group.

Shares beneficially owned and percentage ownership before this offering is based on 21,995,190 shares of common stock outstanding as of April 13, 2015.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. Shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of the record date, and shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days, are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person.

Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares.  In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the

“Percentage Beneficially Owned” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%.  Unless otherwise indicated, the address of each of the following persons is 18671 Lake Drive East, Southwest Tech Center A, Minneapolis, MN 55317, and, based upon information available or furnished to us, each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

			Percentage of
	Number of Shares		Common Shares Beneficially
Name and Address	Beneficially Owned (1)		Owned (1)
Jeffrey C. Mack	612,208	(2)	2.7%
Christopher F. Ebbert	329,168	(3)	1.5%
Lawrence C. Blaney	220,366	(4)	1.0%
Darin P. McAreavey	122,667	(5)	* %
Bruce Whitmore	61,333	(6)	* %
Brian S. Anderson	60,000	(7)	* %
James L. Davis	6,102,495	(8)	24.8%
Michael J. Hanson	5,016,205	(9)	20.9%
Terril H. Peterson	486,094	(10)	2.2%
Rod Jardine	90,000	(11)	* %
Trooien Capital, LLC	2,303,414	(12)	10.0%
Jack B. Petersen	1,486,424	(13)	6.6%
All current executive officers and directors as a group	12,554,918	(14)	45.2%

*less than one percent

(1)

The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person, as well as other securities over which the person has or shares voting or investment power or securities which the person has the right to acquire within 60 days.

(2)	Includes 535,000 common shares purchasable upon the exercise of outstanding options.
(3)

Includes 201,250 common shares purchasable upon the exercise of outstanding options and 2,918 shares purchased pursuant to the Company’s Associate Stock Purchase Plan, which remain subject to shareholder approval.

(4)

Includes 207,500 common shares purchasable upon the exercise of outstanding options and 2,866 shares purchased pursuant to the Company’s Associate Stock Purchase Plan, which remain subject to shareholder approval.

(5)	Includes 121,667 common shares purchasable upon the exercise of outstanding options.
(6)	Includes 58,333 common shares purchasable upon the exercise of outstanding options.
(7)	All shares reflected are issuable upon the exercise of outstanding options. Mr. Anderson resigned as our Chief Financial Officer and Executive Vice President effective as of March 19, 2014.
(8)

Includes 80,000 common shares purchasable upon the exercise of options, 2,562,265 common shares purchasable upon exercise of outstanding warrants, 125,975 common shares owned by Mr. Davis’ self-directed retirement account plan, as well as 27,060 common shares held by Mr. Davis’ wife (either personally or through her individual retirement account), beneficial ownership of which Mr. Davis disclaims.

(9)	Includes 80,000 common shares purchasable upon the exercise of outstanding options and 1,920,135 common shares purchasable upon exercise of outstanding warrants.
(10)	Includes 486,094 shares of common stock owned which are held indirectly through Pinnacle Investments, LLC. Mr. Peterson resigned from our Board of Directors on January 21, 2015.
(11)	Includes 40,000 common shares purchasable upon the exercise of outstanding options.
(12)	Includes 1,235,701 common shares and 1,067,713 common shares purchasable upon exercise of outstanding warrants.
(13)	Includes 62,500 shares held in a retirement account and warrants for the purchase of 362,825 common shares.
(14)	Includes Messrs. Mack, Ebbert, Blaney, McAreavey, Whitmore, Davis, Hanson and Jardine. Also includes securities held by Mr. Davis’ wife, as described in note (8) above.

ITEM 13CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND TRANSACTIONS

In February 2013, loans in the principal amount of $2,335,000 from Mr. Davis (including his 401k profit-sharing plan and his spouse), $721,991 from Mr. Hanson, $300,000 from Mr. Anderson and $1,105,000 from Mr. Lane were converted into shares of common stock at the rate of $3.64 per share.  In November 2013, loans in the principal amount of $743,332 from Mr. Hanson and $125,000 from Mr. Lane were converted into shares of common stock at the rate of $4.00 per share.

In October 2012, we entered into a Loan and Security Agreement with Michaelson Capital Partners, LLC, for borrowings of up to $1.5 million, which maximum was subsequently increased to $2.5 million in February 2013.  The financing was contingent upon our director, Mr. James L. Davis, providing his personal guarantee.  In February 2013, we issued warrants to Mr. Davis to purchase 281,250 shares of common stock at $4.00 per share in consideration for the personal guarantee Mr. Davis provided to Michaelson Capital Partners.

From April through December 2013, we borrowed an aggregate of $2,550,000 from two directors in exchange for promissory notes that accrued interest at the per annum rate of 10% and maturities that ranged from three to seven months. An aggregate of $875,000 was loaned to us by our director Michael Hanson, and an aggregate of $1,675,000 was loaned to us by our director James L. Davis.

In January through March 31, 2014, we borrowed $425,000 from Mr. Hanson, $375,000 from Mr. Davis, and $15,000 from director Terril H. Peterson, in exchange for promissory notes. These notes are due in 2015 and accrue interest at rates of 8% or 10% per annum.

In January 2014, we issued warrants to purchase common stock equal to 25% of the principal amounts under certain short-term promissory notes. In these transactions, warrants for the purchase of up to 718,750 shares of our common stock were issued two directors, Michael J. Hanson and James L. Davis.

In March 2014, we borrowed $1,500,000 from Michael J. Hanson to fund our acquisition of Select Mobile Money from DeviceFidelity.    The note had an interest rate equal to 24%, payable monthly commencing April 2014.   Since we failed to pay the accrued interest on the note due April 2014, the interest rate increased to 48% in April 2014 and continued to accrue at this rate until the note and all accrued interest was repaid in full in July 2014.  The principal and any unpaid accrued interest became due on May 15, 2014.  In addition, we agreed to issue common stock as consideration for the note equal to 12.5% of the principal amount or $187,500, which equals 78,125 shares using the required share price of $2.40.  Because we failed to pay the accrued interest due April 2014, we owed additional common stock equal to 3.125% of the outstanding principal amount or $46,875, which equals 19,531 shares on each successive 5th business day for as long as any portion of the principal amount of the loan is outstanding. We issued a total of 382,809 shares of common stock and repaid a total of $1,731,781 of principal and accrued interest in July 2014.

In April 2014, we borrowed $500,000 for working capital purposes from Messrs. Hanson and Davis and issued them promissory notes bearing interest at the per annum rate of 10%. Repayment of these borrowings was due upon the earlier of the availability of sufficient funds as determined by the applicable noteholder or February 2015.  In July 2014, a total of $150,000 was repaid to Mr. Hanson and the balance or $350,000 was converted into common stock.

In May 2014, we entered into a $1.5 million line-of-credit agreement with our director Michael J. Hanson.    The borrowing terms include a stated interest rate of 10% per annum on the principal amount outstanding, and payment of both the principal and unpaid accrued interest upon the earlier of September 30, 2014 or completion of a public offering of securities. There are no financial covenants with the line-of-credit.    Through the second quarter of 2014, we had drawn down the entire $1,500,000 under this facility.    At the option of the director, all the principal and unpaid accrued interest under the line-of-credit could have been converted upon the completion of an IPO of our common stock at a 20% discount to the price at which the shares are of our stock were sold in the offering.  The director did exercise this conversion right for $500,000 in connection with our July 2014 IPO (see June 24, 2014 Letter Agreement below).  The remaining $1,000,000 is owed the earlier of us completing a $10 million financing or July 31, 2015.

On June 18, 2014, we entered into a Conversion Agreement with Trooien Capital, Michael J. Hanson and James L. Davis.  Under this agreement, those debtholders agreed to convert, upon the consummation of our IPO, a principal amount of debt and related interest owed by us aggregating to $2,135,193 as of June 24, 2014 (which amount was not previously convertible automatically upon the consummation of this offering).  The Conversion Agreement provides for the conversion of this debt upon terms substantially equivalent to those provided to our most recent debt investors, specifically 80% of the per-share price at which our common stock is sold in the IPO.  Of the $2,135,193 debt and interest to be so automatically converted under the Conversion Agreement, $1,097,905 owed to Messrs. Hanson and Davis as of June 24, 2014 was not previously convertible by its terms, and the remaining $1,037,288 was previously convertible by Trooien Capital, but at its sole option.

Under the Conversion Agreement, we also amended the conversion terms contained within convertible promissory notes, the principal and accrued interest of which aggregates to $1,533,685 as of June 24, 2014, earlier issued to Messrs. Hanson and Davis so as to match the conversion terms described above.  On December 16, 2014, the Company entered into an amendment to the Conversion Agreement.  The amendment clarifies the number of warrants to be received by Messrs. Hanson and Davis as part of converting debt as outlined in the Conversion Agreement upon the successful completion of the Company’s IPO. Specifically, (i) Mr. Hanson received warrants to purchase 438,161 shares of common stock and (ii) Davis received warrants to purchase 591,432 shares of common stock, which in each case equals 100% of the number of shares of common stock received by Hanson and Davis under the Conversion Agreement. The amendment also reflects that the warrants have an exercise price of $2.00 per share and a five-year term.

On June 24, 2014, we entered into a letter agreement with Mr. James L. Davis and Michael J. Hanson pursuant to which Mr. Davis agreed to convert $929,052 in principal amount of debt and related interest owed to him, and Mr. Hanson agreed to convert $500,000 in principal amount of debt owed to him, upon the consummation of the IPO.  In the case of Mr. Davis, the debt and interest he agreed to convert pursuant to the letter agreement was not previously convertible by its terms.  In the case of Mr. Hanson, the $500,000 in principal amount was previously convertible by its terms (in connection with a Revolving Line of Credit Note we entered into with him on May 7, 2014), but at his sole option.  Conversions will be effected on the same terms as those provided in the Conversion Agreement dated June 18, 2014 (see paragraph above).  The letter agreement also memorialized our agreement with Mr. Hanson to extend the maturity date under that Revolving Line of Credit Note until such time as we conclude a subsequent financing (excluding this offering) in which we raise gross proceeds aggregating to at least $10 million or July 31, 2015, whichever is earlier.

On July 14, 2014, we completed our IPO resulting in $3,375,000 of principal and $204,134 of accrued interest of short-term notes payable with a stated interest rate of 10% converting into 2,982,611 shares of the Company’s common stock.  In addition, Messrs. Davis and Hanson received five-year warrants to purchase a total of 2,250,000 shares of the Company’s common stock at an exercise price of 125% of the IPO price or $1.88 per share.  Lastly, as part of the letter agreement entered into on June 24, 2014, Mr. Hanson agreed to convert $500,000 of principal related to the $1.5 million line-of-credit outstanding into 416,667 shares of common stock and also received five-year warrants to purchase a total of 333,333 shares of our common stock at an exercise price of 125% of the IPO price or $1.88 per share.  We repaid $525,000 in principal and $5,815 of accrued interest of short-term borrowings with a stated rate of 10% to Mr. Hanson, which included $150,000 of principal related to the April 2014 promissory note discussed above.

On July 30, 2014, the Company entered into a financing commitment letter with two directors to lend the Company up to $2.5 million, bearing interest at 10%, and due January 31, 2015.  If any portion of the notes issuable under the commitment letter was outstanding beyond January 31, 2015, the default interest rate would be adjusted to 18%. As of December 31, 2014, the principal balance outstanding, including accrued interest totaled $359,466.   In February 2015, the Company amended the terms of the commitment letter to extend the outstanding principal balance owed as of this date of $450,000 to January 31, 2016 at a rate of 10% per annum.  As part of the amendment, the directors did not renew the remaining amount available under the original terms of the financing commitment letter.

In December 2014, our Board of Directors amended the Conversion Agreement dated June 17, 2014, to clarify the number of shares issuable under warrants to be received by Messrs. Hanson and Davis as part of converting debt as outlined in the Conversion Agreement upon the successful completion of the Company’s IPO.  Specifically, (i) Mr. Hanson received warrants to purchase 438,161 shares of common stock and (ii) Mr. Davis received warrants to purchase 591,432 shares of common stock, which in each case equals 100% of the number of shares of common stock received by

Messrs. Hanson and Davis under the Conversion Agreement.  The amendment also reflects that the warrants have an exercise price of $2.00 per share and a five-year term.

On February 3, 2015, Mr. Hanson entered into a Securities Purchase Agreement with the Company pursuant to which he purchased 217,391 shares of Series B Convertible Preferred Stock at $1.15 per share, together with five-year warrants to purchase an aggregate of 217,391 shares of its common stock at a per-share price of $1.15, in a private placement exempt from registration under the Securities Act of 1933.  Mr. Hanson and the Company agreed to cancel $250,000 of the debt outstanding under the Company’s $2.5 million financial commitment agreement with Mr. Hanson as payment for the Series B Convertible Preferred Stock issued under the Securities Purchase Agreement.

On April 13, 2015, we amended warrants issued to Messrs. Hanson and Davis on January 14, 2014 to adjust the exercise price from $3.60 to $1.40.  The number of shares issuable under the warrants issued to Mr. Hanson totaled 231,250 and Mr. Davis totaled 487,500.

Since December 31, 2014, the Company borrowed $310,000 each from directors, Mr. Hanson and Mr. Davis.  The loans are unsecured at a stated interest rate of 10% and mature on June  30, 2015.

RELATED PARTY TRANSACTION POLICY

The Board of Directors has no formal written policy regarding related-party transactions but follows the requirements of state law applicable to such transactions.  In particular, after full disclosure of all material facts, review and discussion, the board approves or disapproves such transactions.  No director is allowed to vote on any approval of a related-party transaction for which he or she is the related party, except that such a director may otherwise participate in a related discussion and shall provide to the board all material information concerning the related-party transaction and the director’s interest therein.

ITEM 14PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees we were billed for audit and non-audit services provided by Lurie Besikof Lapidus & Company, LLP for fiscal years 2014 and 2013.

	2014	2013
Audit Fees	$112,120	$118,423
Audit-Related Fees	110,180	25,000
Tax Fees	12,700	12,700
All Other Fees	73,390	15,500
Total	$308,390	$171,623

Audit Fees consist of fees billed for professional services rendered for the audit of our annual consolidated financial statements and reviews of the interim consolidated financial statements included in our quarterly reports, and services that are normally provided by our independent public accounting firm in connection with statutory and regulatory filings or engagements.

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include audits in connection with acquisitions, attestation services that are not required by statute or regulation, tax consultation concerning treatment of income taxes in U.S. GAAP based financial statements and consultations concerning financial accounting and reporting standards.

Tax Fees consist of fees billed for professional services for corporate tax return preparation and filing, compliance, tax advice and tax planning.

All Other Fees (if any) consist of fees for products and services other than the services reported above.

Approval Policy.  Our Board of Directors approves in advance all services provided by our independent registered public accounting firm.  All engagements of our independent registered public accounting firm in years ended 2014 and 2013 were pre-approved by the board.

PART IV

ITEM 15EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1
(b)	See “Exhibit Index” on page E-1.
(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cachet Financial Solutions, Inc.

/s/ Jeffrey C. Mack	4/14/15
Jeffrey C. Mack
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey C. Mack	4/14/15	/s/ James L. Davis	4/14/15
Jeffrey C. Mack, Director,		James L. Davis, Director
Chief Executive Officer (principal executive officer)

		/s/ Michael J. Hanson	4/14/15
Michael J. Hanson, Director

/s/ Darin P. McAreavey	4/14/15	/s/ Rod Jardine	4/14/15
Darin P. McAreavey		Rod Jardine, Director
Chief Financial Officer (principal accounting officer)

CACHET FINANCIAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Cachet Financial Solutions, Inc.

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Cachet Financial Solutions, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2014.  Cachet Financial Solutions, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cachet Financial Solutions, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has limited revenues, suffered recurring losses from operations and has a shareholders’ deficit.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LURIE BESIKOF LAPIDUS & COMPANY, LLP

Minneapolis, Minnesota

April 14, 2015

CACHET FINANCIAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$112,221	$150,555
Accounts receivable, net	314,743	329,557
Deferred commissions	80,348	62,732
Prepaid expenses	402,040	487,659
TOTAL CURRENT ASSETS	909,352	1,030,503

PROPERTY AND EQUIPMENT, net	295,925	353,420
GOODWILL	204,000	-
INTANGIBLE ASSETS, NET	1,437,001	-
DEFERRED COMMISSIONS	103,312	101,468
DEFERRED FINANCING COSTS	61,153	107,936
TOTAL ASSETS	$3,010,743	$1,593,327

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$746,554	$937,200
Accrued expenses	201,768	153,113
Accrued interest	182,184	1,953,502
Deferred revenue	747,113	510,319
Warrant liability	163,570	-
Current portion of long-term debt	2,070,217	3,170,672
TOTAL CURRENT LIABILITIES	4,111,406	6,724,806

LONG TERM DEBT, net of current portion	2,566,486	3,933,253
WARRANT LIABILITY	146,000	309,000
DEFERRED REVENUE	412,219	401,758
ACCRUED INTEREST	160,593	95,270
ACCRUED RENT	25,333	61,482
TOTAL LIABILITIES	7,422,037	11,525,569

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Convertible preferred stock, $.0001 Par Value, 20,000,000 shares authorized, 2,229,702 and 0 shares issued and outstanding	223	-
Common shares, $.0001 Par Value, 500,000,000 shares authorized, 16,934,497 and 5,625,957 issued and outstanding	1,694	563
Additional paid-in-capital	47,307,314	26,668,258
Accumulated deficit	(51,720,525)	(36,601,063)
TOTAL SHAREHOLDERS' DEFICIT	(4,411,294)	(9,932,242)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$3,010,743	$1,593,327

See accompanying Notes to Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2014	2013
REVENUE	$2,648,108	$1,179,603

COST OF REVENUE	2,747,343	2,462,087
GROSS LOSS	(99,235)	(1,282,484)

OPERATING EXPENSES
Sales and Marketing	2,854,959	2,208,689
Research and Development	2,663,633	982,917
General and Administrative	3,998,086	3,566,044
TOTAL OPERATING EXPENSES	9,516,678	6,757,650

OPERATING LOSS	(9,615,913)	(8,040,134)

INTEREST EXPENSE	5,704,533	2,804,594

INDUCEMENT TO CONVERT DEBT AND WARRANTS	424,335	1,355,603

SHARE PRICE / CONVERSION ADJUSTMENT	-	1,710,475

OTHER (INCOME) EXPENSE	(34,999)	54,213
NET LOSS	(15,709,782)	(13,965,019)

LESS: CUMULATIVE UNPAID PREFERRED DIVIDENDS	(48,409)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,758,191)	$(13,965,019)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	11,337,482	3,897,081

Net loss per common share - basic and fully diluted	$(1.39)	$(3.58)

See accompanying Notes to Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In-	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2012	-	$-	1,524,991	$15,250	$10,135,786	$(22,636,044)	$(12,485,008)
Issuance of shares, net of $78,450 related costs	-	-	319,000	3,190	1,194,360	-	1,197,550
Exercise of stock options	-	-	30,000	300	23,700	-	24,000
Conversion of debt and interest into shares	-	-	2,765,953	27,660	11,036,157	-	11,063,817
Inducement to convert debt	-	-	168,604	1,686	672,728	-	674,414
Inducement to convert warrants	-	-	389,790	3,898	677,291	-	681,189
Share price/conversion adjustment	-	-	427,619	4,276	1,706,199	-	1,710,475
Issuance of warrants	-	-	-	-	465,625	-	465,625
Stock compensation expense	-	-	-	-	700,715	-	700,715
Net loss	-	-	-	-	-	(13,965,019)	(13,965,019)
Balance December 31, 2013	-	-	5,625,957	56,260	26,612,561	(36,601,063)	(9,932,242)
Conversion of debt and interest into shares	-	-	5,386,036	539	7,287,487	-	7,288,026
Common stock issued for debt issuance - Related Party	-	-	382,809	38	890,587	-	890,625
Issuance of common stock, net of costs	-	-	4,542,782	454	5,578,754	-	5,579,208
Issuance of common stock related to debt modifications	-	-	666,667	67	999,933	-	1,000,000
Issuance of convertible preferred stock, net of costs	2,229,702	223	-	-	3,039,278	-	3,039,501
Warrant exchange	-	-	3,938	-	7,906	-	7,906
Warrants issued as inducement for debt conversion to equity	-	-	-	-	416,429	-	416,429
Issuance of warrants for professional services	-	-	-	-	23,735	-	23,735
DE acquisition 2, Inc. reverse merger	-	-	488,970	(55,648)	(32,496)	-	(88,144)
Beneficial conversion feature for convertible notes payable	-	-	-	-	2,757,268	-	2,757,268
Stock compensation expense	-	-	-	-	316,176	-	316,176
Stock exchange	-	-	(162,662)	(16)	(590,304)	590,320	-
Net loss	-	-	-	-	-	(15,709,782)	(15,709,782)
Balance December 31, 2014	2,229,702	$223	16,934,497	$1,694	$47,307,314	$(51,720,525)	$(4,411,294)

See accompanying Notes to Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2014	December 31, 2013
OPERATING ACTIVITIES
Net loss	$(15,709,782)	$(13,965,019)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount/amortization of financing costs	2,814,213	1,199,874
Accrued debt related costs	1,890,625	-
Debt forgiveness	(40,000)	-
Depreciation and amortization of intangibles	694,495	366,718
Stock compensation	316,176	700,715
Warrants issued for professional services	23,735	-
Amortization of deferred commissions	100,404	89,281
Debt/warrant inducement and share price adjustment	424,334	3,066,078
	(9,485,800)	(8,542,353)
Changes in operating assets and liabilities:
Accounts receivable	14,814	(169,731)
Deferred commissions	(119,865)	(199,538)
Prepaid expenses	85,619	77,741
Accounts payable	(270,801)	150,889
Accrued expenses	12,507	54,677
Accrued interest	(608,529)	1,508,880
Deferred revenue	247,255	687,140
Net cash used in operating activities	(10,124,800)	(6,432,295)

INVESTING ACTIVITIES
Purchase of fixed assets	(72,845)	(80,379)
Cash paid for acquisition	(2,125,000)	-
Net cash used in investing activities	(2,197,845)	(80,379)

FINANCING ACTIVITIES
Proceeds from issuance of notes and warrants	8,261,340	6,703,499
Repayment of notes	(4,622,500)	(1,000,000)
Issuance of shares of common stock, net of costs	5,579,208	1,197,550
Issuance of shares of convertible preferred stock, net of costs	3,039,501	-
Proceeds from exercise of options	-	24,000
Payment of debt issuance costs	(88,098)	(253,252)
Repayment of bank borrowing	(92,838)	(91,537)
Proceeds from bank borrowing	207,698	-
Net cash provided by financing activities	12,284,311	6,580,260

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,334)	67,586
CASH AND CASH EQUIVALENTS
Beginning of period	150,555	82,969
End of period	$112,221	$150,555

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,594,700	$142,968

NONCASH FINANCING TRANSACTIONS
Conversion of debt and interest to equity	7,288,025	11,063,816
Debt issuance costs in exchange for notes and warrants	-	267,402
Fixed asset purchases in accounts payable	80,156	-
Conversion of accrued interest to note payable	150,660	43,332

See accompanying Notes to Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            Nature of Operations and Summary of Significant Accounting Policies

Nature of Business and Operations Overview

Cachet Financial Solutions, Inc. (the “Company” or “Cachet”) is a provider of technology solutions and services to the financial services industry.  The Company’s solutions and services enable its clients—banks, credit unions and other types of financial institutions or financial service organizations—to provide their customers with remote deposit capture technology (“RDC”) and related services. The Company’s cloud based Software as a Service (“SaaS”) RDC solutions allow customers to scan checks remotely through their smart phones or other devices and transmit the scanned, industry compliant images to a bank for posting and clearing.  In addition, the Company’s offerings include a mobile wallet solution which provides a virtual account for customers that do not have a bank account and is focused on the pre-paid card market.  Through the Company’s cloud based SaaS mobile wallet offering we provide consumers the ability to deposit and withdraw funds, transfer funds, and pay bills with their mobile phone or tablet.  As of December 31, 2014, we had entered into 348 contracts with customers for our products and services.  Approximately 252 of those agreements were “active,” meaning that they have implemented the RDC software enabling the processing of customer transactions or deployed the mobile wallet application.  The Company offers its services to financial institutions in the United States, Canada and Latin America.  Our business operations are conducted through our wholly owned subsidiary, Cachet Financial Solutions Inc., a Minnesota corporation.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Cachet Financial Solutions Inc. as of December 31, 2014 and December 31, 2013 and for the years ended December 31, 2014 and 2013.  The wholly owned subsidiary is the only entity with operational activity and therefore no intercompany transactions exist with the parent entity which would need to be eliminated.  The Company has prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.  From inception to December 31, 2014,  the Company has cumulative operating losses of approximately $51.7 million, and as of December 31, 2014, our current liabilities exceeded our current assets by approximately $3.2 million. In 2015, the Company expects to continue to grow our client base and increase our revenues through higher RDC transaction volumes and monthly active user fees (“MAUs”) from our Select Mobile Money offering.  Nevertheless, the Company expects to continue to incur operating losses through December 31, 2015.  The Company engaged an investment firm to assist in raising additional capital through the issuance of debt and equity. The Company’s ability to continue as a going concern is dependent on raising additional capital to support operations and refinance maturing debt.  In addition, the Company has a note payable maturing on April 30, 2015, with a principal and accrued interest balance as of December 31, 2014 of $714,553, and has an outstanding balance including accrued interest of approximately $1.1 million on a line of credit with one of its directors.  The line of credit is payable to the director upon the earlier of the Company completing financings with gross proceeds of $10 million or July 31, 2015.  The Company also has $620,000 of notes payable with two directors maturing on June 30, 2015.  There is no assurance we will be successful in raising the needed capital to fund our operations to December 31, 2015.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

During 2014, the Company issued 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 2,229,702 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share). Net proceeds to the Company after offering costs were $3.0 million.  As of December 31, 2014, the Company believes it was in full compliance with its debt agreements.

On July 30, 2014, the Company entered into a financing commitment letter with two directors to lend the Company up to $2.5 million through December 31, 2014, bearing interest at 10%, and due January 31, 2015, which was

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

later extended to January 31, 2016.  If any portion of the notes issued under the commitment letter was outstanding beyond January 31, 2016, the default interest rate would be adjusted to 18%.  As of December 31, 2014, the Company had an outstanding obligation under the commitment letter, including accrued interest totaling $359,466.  Subsequent to December 31, 2014, the Company had additional advances totaling $350,000.  As part of a PIPE transaction completed in February 2015, Michael J. Hanson, one of the Company’s directors converted, $250,000 of the balance owed under the commitment letter into 217,391 shares of Series B Convertible Preferred Stock and was issued a five-year warrant to purchase an aggregate of 217,391 shares of its common stock at a per-share price of $1.15.

Since December 31, 2014, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15.  Net proceeds to the Company after offering costs were approximately $2.2 million, including the cancellation of $250,000 in debt held by Michael J. Hanson, one of our directors.    None of the investors in this offering were deemed affiliates of the Company, except for one of our directors, Michael J. Hanson.  Also in February 2015, the Company amended the terms of the $2.5 million commitment letter agreement to extend the outstanding principal balance owed as of this date of $450,000 to January 31, 2016 at a rate of 10% per annum (See Note 16 “Subsequent Events”).  As part of the amendment, the directors did not renew the remaining amount available under the original terms of the financial commitment letter.

The Company will require additional funds to continue beyond April 15, 2015 and has engaged an investment banking firm to assist in completing a equity or equity-linked capital raise.  There is no assurance the Company will be successful in raising the needed capital to fund its operations beyond April 15, 2015 or obtain similar financing arrangements with other investors or lenders. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Professional Services and Other Revenue

Professional services include implementation services, development of interfaces requested by customers, assistance with integration of the Company’s services with the customers’ applications, dedicated support, and advisory services to customers who choose to develop their own interfaces and applications. Professional services are typically performed within three to six months of entering into an arrangement with the customer. Professional services are typically sold on a fixed-fee basis, but are offered on a time-and-material basis as well. Revenue for time-and-material arrangements is recognized as the services are performed.  Revenue for fixed-fee arrangements is recognized under the proportional performance method of accounting as the Company has developed a history of accurately estimating activity. The Company uses labor hours incurred to the end of each reporting period compared to the total estimated labor hours as an input based measure of performance under customer arrangements. The Company believes labor hours incurred is materially representative of the value delivered to the customer at any point in time during the performance of the service. Professional services are not considered essential to the functionality of the SaaS offering.

Implementation Fees

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Cost of Revenue

Cost of revenue primarily consists of costs related to hosting the Company’s cloud-based application, providing customer support, data communications expense, salaries and benefits of operations and support personnel, software development fees, software license fees, amortization expense associated with acquired developed technology assets, and property and equipment depreciation.

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

Accounts Receivable

Accounts receivable represent amounts due from customers.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was approximately $25,000 and $89,000 as of December 31, 2014 and December 31, 2013, respectively. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Goodwill

Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets that were acquired from the DeviceFidelity Inc. acquisition completed in March 2014.  Goodwill is not amortized but is reviewed at least annually for impairment, or between annual dates if circumstances change that would more likely than not cause impairment. Management performs its annual impairment test at the close of each fiscal year, and considers several factors in evaluating goodwill for impairment, including the Company’s current financial position and results, general economic and industry conditions and legal and regulatory conditions. No impairment of goodwill was identified for the years ended December 31, 2014 and 2013.  See Note 11 for further discussion.

Impairment of Long-lived Assets, Including License Agreements

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not identify any impairment events or circumstances during the year ended December 31, 2014 or December 31, 2013.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the lives of the related debt agreements. The costs are amortized to interest expense using the effective interest method.  In the event debt is converted or paid prior to maturity, any unamortized issuance costs are charged to expense.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense on the accompanying statements of operations.  During the years ended December 31, 2014 and 2013, advertising costs totaled $15,888 and $15,495, respectively.

Deferred Commissions

The Company capitalizes commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are capitalized and amortized over the term of the related customer contract.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Loss Per Common Share

Basic and diluted net loss per common share for all periods presented is computed by dividing the net loss available to common shareholders by the weighted average common shares outstanding and common stock equivalents, when dilutive. Potentially dilutive common stock equivalents include common shares issued pursuant to stock warrants, stock options, convertible preferred stock and convertible note agreements. Common stock equivalents were not included in determining the fully diluted loss per share as they were antidilutive.

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

The following table reflects the amounts used in determining loss per share:

	Year Ended
	December 31,	December 31,
	2014	2013
Net loss	$(15,709,782)	$(13,965,019)
Less: Cumulative unpaid preferred stock dividends	(48,409)	—
Net Loss attributable to common stockholders	(15,758,191)	(13,965,019)
Weighted average common shares outstanding	11,337,482	3,897,081
Net loss per common share – basic and diluted	$(1.39)	$(3.58)

The following potential common shares were excluded from the calculation of diluted loss per share from continuing operations and diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	As of
	December 31,	December 31,
	2014	2013
Convertible Preferred Stock	2,229,702	-
Stock Options	2,703,587	827,543
Warrants	8,903,348	407,904
	13,836,637	1,235,447

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments for certain financial instruments and to determine fair value disclosures.  Warrants issued with price protection features are recorded at fair value on a recurring basis.  The carrying value of cash and cash equivalents, accounts receivable and accounts payable

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The warrants that are carried at fair value are valued using level 3 inputs utilizing a Black-Scholes option pricing model under probability weighted estimated outcomes.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates include the Company’s ability to continue as a going concern, allowance for doubtful accounts, assumptions used to value stock options and warrants, conversion incentive and share purchase price adjustment, and the value of shares of common stock issued for services.

Stock-Based Compensation

The Company accounts for stock-based compensation using the estimated fair values of warrants and stock options. For purposes of determining the estimated fair values the Company uses the Black-Scholes option pricing model.  For the periods prior to the Company’s common stock being traded, the Company estimated the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded; for later periods, the Company uses its actual common stock trading to compute volatility. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.  The fair values of stock award grants are determined based on the number of shares granted and estimated fair value of the Company’s common stock on the date of grant.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  The amendments provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The standard will be effective for the Company on December 31, 2016.  The adoption of this pronouncement may impact future assessment and disclosures related to the Company’s ability to continue as a going concern.

2.            Note Receivable

The Company has a note receivable, bearing interest at 5%, for fees being refunded for an unsuccessful capital raising transaction. The note has a face value of $501,000 and was due in October 2013. The collectability of this note is uncertain and the Company has established a reserve for 100% of the balance owed as of December 31, 2014 and December 31, 2013.  In February 2015 the Company obtained a default judgment in our favor relating to such note in the amount of approximately $542,000 (including interest).  The Company continues to believe the collectability of the note is uncertain and therefore maintains a reserve for 100% of the balance owed.

3.            Prepaid Expenses

Prepaid expenses primarily consist of prepayment of licenses and maintenance fees, or deposits with, the providers of RDC software capabilities to the Company.

4.            Property and Equipment

Property and equipment consists of the following:

	As of
	December 31,	December 31,
	2014	2013
Computer equipment	$216,486	$208,593
Data center equipment	444,906	405,057
Purchased software	651,016	570,860
Furniture and fixtures	84,433	59,890
Leasehold improvements	58,024	53,465
Total property and equipment	1,454,865	1,297,865
Less: accumulated depreciation	(1,158,940)	(944,445)
Net property and equipment	$295,925	$353,420

Depreciation expense was approximately $214,000 and $346,000, for the years ended 2014 and 2013, respectively.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.             Accrued Expenses

Accrued expenses consist of the following:

	As of
	December 31,	December 31,
	2014	2013
Accrued compensation	$128,135	$122,517
Accrued rent	36,149	30,596
Accrued sales tax	37,484	-
Total accrued expenses	$201,768	$153,113

6.             Financing Arrangements

The Company has raised debt through several forms of borrowing including bank loans, loans from directors and other affiliated parties and unaffiliated third party investors.  Certain of the debt was issued with warrants that permit the investor to acquire shares of the Company’s common stock at prices as specified in the individual agreements. See Note 12 for additional information regarding conversions of debt and accrued interest into common stock in 2013 and the year ended December 31, 2014.

Following is a summary of debt outstanding:

	As of
	December 31,	December 31,
	2014	2013
Senior Secured Note Payable, due August 2013	$-	$1,562,500
Secured Convertible Notes, due June through August 2014	-	770,000
Notes Payable to Directors and Affiliates	1,350,000	2,350,000
Convertible Notes, due March 2015, interest at 10%	-	575,000
Convertible Term Loans, due December 2016, interest at 10%	2,300,000	500,000
Convertible, Subordinated Notes, due March 2012 interest at 6%	-	112,561
Convertible Subordinated Note, due April 2015 interest at 9%	-	200,000
Series Subordinated Notes, due April 2015 Stated interest rate of 12%, effective interest of 38%.	613,808	863,808
Notes Payable, due February 2015, interest at 10%	-	100,000
Notes Payable, due the earlier of raising $10 million in proceeds from private placements or January 2016, interest between 8.25% and 12%	74,486	-
Note Payable, due August 2021, interest 0%	192,000	-
Installment Note Payable – Bank	252,244	137,383
Total	4,782,538	7,171,252
Unamortized discount	(145,835)	(67,327)
Total debt, net	4,636,703	7,103,925
Less: current maturities	2,070,217	3,170,672
Long-term portion	$2,566,486	$3,933,253

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future maturities of long-term debt at December 31, 2014 are as follows:

2015	$2,070,217
2016	2,374,486
2017	-
2018	-
2019	-
Thereafter	192,000
$4,636,703

Senior Secured Note Payable

In October 2012, the Company entered into a Loan and Security Agreement (the “Secured Loan Agreement”) with Michaelson Capital Partners, LLC (the “Senior Secured Lender”)  that provides for borrowings of up to $1,500,000. Borrowing under the Secured Loan Agreement is secured by all property of the Company including tangible and intangible property. In addition, the Secured Loan Agreement contained certain negative pledges and restrictions on certain types of transactions and use of loan proceeds. The note is guaranteed by a Company director and the spouse of the director.  The loans carry stated interest rates from 10-16%.  In the event of default the interest rate increases to 14% -  20%. The Secured Loan Agreement’s stated expiration date was April 23, 2013. Beginning in August 2013, the Company was in default and outstanding borrowings and interest began to accrue at the default rates. In addition, the agreement contains certain covenants, some of which the Company was not in compliance with. The note was amended in February 2013 and an additional $1,000,000 was borrowed.  Further, as part of this amendment the lender received a payoff premium of $750,000 which the Company accrued as interest expense in 2013 and paid in 2014.

On December 6, 2013, the Company entered into a Forbearance Agreement (the “Forbearance Agreement”) with the Senior Secured Lender.  The Forbearance Agreement provided that the Senior Secured Lender would not accelerate repayment of the amounts owing, or enforce its security interests or any other rights, under the Secured Loan Agreement, until March 6, 2014.

In March 2014 the Forbearance Agreement was extended to May 12, 2014. In consideration for the extension the Company agreed to issue $1 million of the Company’s common stock, the number of shares to be determined by reference to the lowest per share price in the Company’s then planned public offering of common stock. On July 14, 2014 the Company issued to the Senior Secured Lender 666,667 shares of common stock at $1.50 per share for a total value of $1,000,000.  In 2014, the Company recorded interest expense of $1,000,000, related to this extension.

On May 1, 2014, the Company entered into an agreement with an investor to draw on the $4 million convertible term loan, due December 2016, described below for an amount sufficient to satisfy their outstanding obligation to the Senior Secured Lender, but not to exceed the loan limit of $4 million, for a maximum borrowing of $3.4 million as of March 31, 2014.  On May 19, 2014, the Company entered into a second forbearance agreement with the Senior Secured Lender through May 23, 2014 in return for the Company repaying a total sum of $500,000 on this date.  In addition, the Company agreed to reduce the price per share related to the $1.0 million of common stock to 80% of the lowest price per share of common stock issued to any investor in the Company if the stock was not publicly traded on or before July 15, 2014.  On May 29, 2014, the Company received an advance totaling $1.950 million under the terms of the convertible term loan and repaid a total of $2.0 million of the outstanding balance to the Senior Secured Lender, leaving a remaining balance of $150,660.  On May 30, 2014, the Company entered into an unsecured convertible note payable with the Senior Secured Lender for a total of $150,660.  The note bore interest at an annual rate of 10% and the principal and accrued interest were due on or prior to July 31, 2014.  Upon a thirty day written notice to the Company from the issuance date, the Senior Secured Lender had an option to convert the note into common stock at 90% of the conversion terms offered in the Convertible Subordinated Notes, due June 2015, described below.  In addition, upon conversion of the note, the holder was entitled to receive warrants equal to the number of shares received from the conversion at a price

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of 125% of the IPO price.  In July 2014, the Company repaid the remaining note outstanding of $150,660, along with accrued interest totaling $2,559 which satisfied all remaining obligations to the Senior Secured Lender.

The Senior Secured Lender also received a warrant to purchase 76,228 shares of Company common stock at $9.00 per share. The warrant expires in October 2017.  Including the value of the warrant at the date of issuance, the effective interest rate on the full $2,500,000 available under the Secured Loan Agreement was 38%. The exercise price of the warrant is subject to downward adjustment in the event of the subsequent sale of common stock or convertible debt at a lower price, as defined, prior to exercise of the warrant. As a result of this provision, the Company determined that the warrant should be accounted for as a liability carried at fair value.  In February 2013, the exercise price was adjusted to $2.88 and the number of shares of Company common stock to be acquired was increased to 238,212 based on a qualifying transaction.  In July 2014, the Company entered into an agreement to modify the terms of the warrant. Under the new terms, the exercise price was reduced to $1.20 per share which is 80% of the IPO share price and the number of shares of Company common stock to be acquired was increased to 571,708.  In connection with the issuance of warrants with an exercise price of $1.15 as part of the PIPE transaction completed in 2015, the Company increased the total number of shares of common stock issuable upon exercise of the warrant issued to the Senior Secured Lender to 745,706 and reduced the exercise price to $.92 per share (See Note 16 “Subsequent Events”).

The Company determined the value of the warrant to be $146,000 and $309,000 at December 31, 2014 and December 31, 2013, respectively, and both of these amounts were recorded as a liability on the balance sheet as of these dates.

The Company also incurred financing costs in conjunction with this transaction aggregating $62,500 that are owed under the same terms as terms as the Secured Loan Agreement.  The entire amount was fully amortized as of December 31, 2014.

Secured Convertible Notes, due June through August 2014

From June through August 2013, the Company borrowed $770,000 under various secured convertible notes. The notes bore interest at the annual rate of 10% and mature one year from the date of issue.  Had the Company defaulted on the notes, the annual rate of interest would have increased by 5%. There was no early repayment penalty on the loans. Borrowings under the notes were secured by all property of the Company including tangible and intangible property. In addition, the notes contained certain negative pledges and restrictions on certain types of transactions and use of loan proceeds.

Upon completion of certain equity financing transactions as defined in the notes, the outstanding principal and unpaid interest was automatically converted into common stock. The conversion rate per share was equal to 75% of the per share price of the securities offered in the defined financing transaction.  On May 12, 2014, the Company entered into a loan modification agreement under which the holder of the note agreed to provide a $40,000 discount of the outstanding balance with a repayment of $150,000 of principal outstanding as of this date.  During the year ended December 31, 2014, the Company repaid a total of $660,000 of principal and $66,055 of accrued interest.  In addition, the Company converted into equity $70,000 of principal and $1,764 of accrued interest at a conversion rate of $4.00 per share. (See Note 12).  No obligation remained outstanding under these notes as of December 31, 2014.

Notes Payable to Directors and Affiliates

In November 2010, the Company borrowed $300,000 from a director. The loan was unsecured, had a stated interest rate of 6% and was due in equal monthly installments of $9,127 until fully repaid in November 2013. In conjunction with the loan agreement, the director received 17,484 shares of common stock with an aggregate value of $69,937. The remaining balance on this loan was converted to common stock in 2013. (See Note 12)

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In 2012, the Company borrowed $1,000,000 under unsecured notes from certain current or former directors or their affiliates. These notes had a stated effective annual interest rate of 24% for the first 60 days and 40% thereafter until paid. These loans were converted to common stock in 2013.  (See Note 12)

In October 2012, a director of the Company loaned the Company $1,105,000, replacing a note payable to a bank in an equal amount. The loan was due in November 2013 and had an interest rate equal to the prime rate plus 1.25%, but not less than 4.5%. The note issued in connection with this loan was secured by the pledge of 86,875 shares of Company stock and 136,250 options owned by the President/CEO of the Company. The loan was subordinate to the Senior Secured Note Payable until such time as that note is repaid; afterwards the loan would have become senior to all other debt. Concurrent with this loan, the Director received a warrant to purchase 50,000 shares of Company common stock at $4.00 per share.  In November 2013, the warrant was exchanged for common stock. This note was converted into common stock in the February 2013 debt conversion.  (See Note 12)

In 2013, the Company borrowed an additional $3,093,332 (including the refinancing of a $250,000 note and related interest of $43,332) from two directors.  Certain of these and other previously outstanding loans to these directors were converted to common shares in 2013 as described in Note 12.

In March 2014, the Company borrowed $1,500,000 from a director to fund the acquisition of Select Mobile Money from DeviceFidelity. (See Note 10)  The note had an interest rate equal to 24%, payable monthly commencing April 2014.   The Company failed to pay the accrued interest on the note due April 2014.  As a result, the interest rate increased to 48% in April 2014 and continued to accrue at this rate until the note and all accrued interest was repaid in full.  The principal and any unpaid accrued interest became due on May 15, 2014.  In addition, the Company agreed to issue common stock as consideration for the note equal to 12.5% of the principal amount or $187,500, which equals 78,125 shares using the required share price of $2.40.  Because the Company failed to pay the accrued interest due April 2014, the Company owed additional common stock equal to 3.125% of the outstanding principal amount or $46,875, which equals 19,531 shares on each successive 5th business day for as long as any portion of the principal amount of the loan was outstanding. The Company issued a total of 382,809 shares of common stock and recorded interest expense of $890,624 related to the common stock issued for the year ended December 31, 2014.  A total of $1,731,781 of principal and accrued interest was repaid in July 2014.

In addition to the $1,500,000 March 2014 note above, the Company also issued a total of $3,690,000 of new notes to three  directors during the year ended December 31, 2014.  Of this amount, $1,925,000 of the notes bears interest at a rate of 10% and becomes due between February and September of 2015, and $1,500,000 represents a line-of-credit agreement with one director of the Company.  The original terms of the line-of-credit agreement provided for a stated interest rate of 10% on the principal amount outstanding.  Both the principal and unpaid accrued interest is payable upon the earlier of September 30, 2014 or completion of a public offering of securities. There are no financial covenants with the line-of-credit.  Through the second quarter of 2014, the Company had drawn down the entire $1,500,000 under this facility.  At the option of the director, all the principal and unpaid accrued interest under the line-of-credit could have been converted upon the completion of an IPO of the Company’s common stock at a 20% discount to the price at which the shares are of the Company’s stock were sold in the offering.  The director exercised this conversion right with respect to $500,000 of indebtedness in connection with our July 2014 IPO (see June 24, 2014 Letter Agreement below).  The Company entered into three notes with directors totaling $265,000 that were due June 30, 2015 and accrued interest at a rate of 8%.  The terms of these notes included a provision whereby all principal and accrued interest automatically converted into the Company’s common stock upon the successful consummation of an IPO.    On July 14, 2014, the Company completed an IPO and the conversion price equaled 80% of the per share purchase price at which the Company’s common stock was sold in the IPO.  On July 14, 2014, $265,000 of principal and $6,763 of accrued interest converted into 226,468 shares of common stock.

On June 17, 2014, the Company entered into a conversion agreement with two directors under which a total of $1,050,000 of principal related to the 10% term notes due between February and March 2015 would automatically convert into common stock upon the completion of an IPO of the Company’s common stock at a 20% discount to the

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

price at which the shares of the Company’s stock were sold in the IPO.  These notes were converted into common stock at the time of our IPO.  Upon conversion, the two directors also received 100% warrant coverage at a price equal to 125% of the IPO price or $1.875.

On June 24, 2014, the Company entered into a letter agreement with two  directors under which a total of $900,000 of the principal of the 10% term notes due between February and March 2015 and $500,000 of principal owed under the 10% line-of-credit due September 2014 would automatically convert upon the Company completing an IPO.  In addition, the director agreed to amend the repayment terms of the line-of-credit to occur on the earlier of (a) raising an aggregate gross proceeds in one or more financing transactions (other than the IPO) of at least $10 million or (b) July 31, 2015.  The conversion terms are the same as described in the conversion agreement dated June 17, 2014 above.

On July 14, 2014, the Company completed its IPO resulting in $3,375,000 of principal and $204,134 of accrued interest of short-term notes payable with a stated interest rate of 10% converting into 2,982,611 shares of the Company’s common stock.  In addition, the two directors received five-year warrants to purchase a total of 2,250,000 shares of the Company’s common stock at an exercise price of 125% of the IPO price or $1.88 per share.  Lastly, as part of the letter agreement entered into on June 24, 2014, a director agreed to convert $500,000 of principal related to the $1.5 million line-of-credit outstanding into 416,667 shares of common stock and also received five-year warrants to purchase a total of 333,333 shares of the Company’s common stock at an exercise price of 125% of the IPO price or $1.88 per share.  The amount of principal owed under the $1.5 million line-of-credit as of December 31, 2014 was $1,000,000 plus accrued interest of $62,315.

As a result of the Company completing its IPO on July 14, 2014, the Company determined there was a beneficial conversion feature related to the $1.0 million outstanding balance of the line-of-credit which totaled $250,000.  This amount was recorded as a discount to the debt and is being amortized into interest expense through the maturity date of July 31, 2015.  For the fiscal year ended December 31, 2014, the Company recorded interest expense of $104,165 related to amortization expense associated with the beneficial conversion feature. The unamortized balance of the beneficial conversion feature as of the end of December 31, 2014 was approximately $146,000.

On July 30, 2014, the Company entered into a financing commitment letter with two directors to lend the Company up to $2.5 million through December 31, 2014, bearing interest at 10%, and due January 31, 2015, which was later extended to January 31, 2016.  If any portion of the notes issued under the commitment letter was outstanding beyond January 31, 2015, the default interest rate would be adjusted to 18%.  As of December 31, 2014, the total principal and accrued interest amount outstanding owed to its directors related to advances under commitment letter equaled $350,000 and $9,465, respectively.   On February 3, 2015, Michael Hanson, one of our directors, converted $250,000 of the amount owed into 217,391 shares of Series B Convertible Preferred Stock (which Series B Convertible Preferred Stock was converted into common stock on February 27, 2015).   Also in February 2015, the Company amended the terms of the commitment letter to extend the repayment of the outstanding principal balance owed as of that date of $450,000 to January 31, 2016 at a rate of 10% per annum (See Note 16 “Subsequent Events”).  As part of the amendment, the directors did not renew the remaining amount available under the original terms of the commitment letter.

Convertible Notes due March 2015

In 2013, the Company borrowed $575,000 under convertible notes. These notes were due March 15, 2015 and carry same general conversion provisions as the 2013 Notes Payable to the two directors described above. The notes bear a stated interest rate of 10%. Warrants to purchase 87,500 shares of common stock at $4.00 per share were issued with $350,000 of this debt, resulting in an effective interest rate of 19% on that portion of the borrowing.

In May 2014, the Company entered into an amendment with various lenders to modify the terms on $350,000 of these convertible notes to the terms provided under the convertible notes due December 2016.  Therefore, prior to the Company’s completion of its IPO on July 14, 2014, the total principal amount outstanding of convertible notes due

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2015 was $225,000.  Upon the completion of the Company’s IPO, the total outstanding balance of $225,000 in principal and $15,015 of accrued interest automatically converted into 177,786 shares of common stock.

Convertible Term Loan, due December 2016

In December 2013, the Company entered into an agreement to issue convertible notes to an investor in  a principal amount of up to $4 million. The proceeds of borrowings under the notes are expressly to be used to repay amounts owed under the Senior Secured Note Payable. Borrowings under the agreement bear interest at 10% and the note matures in December 2016. In the event of default, the interest rate increases by either 2% or 4%, depending on the nature of the default.  Under the note agreement, the investor has the right, but not the obligation, to advance additional amounts up to the $4 million. The terms of the agreement provide that the investor may have several options to convert the notes at varying rates and times following the completion of a qualifying financing transaction. Depending on the timing of conversion, the holder may also receive warrants to purchase common stock. In addition to conversion of the notes, the holder has the right to request shares of common stock, rather than cash, as payment for interest.  In May 2014 the Company agreed to include $356,616 in principal and accrued interest of the convertible notes, due March 2015, under the terms of the Convertible Term Loan, due December 2016.  The outstanding balance including accrued interest as of December 31, 2013 was $502,603.

On May 1, 2014, the Company entered into an agreement which requires, within 10 calendar days of a written request on or prior to May 12, 2014, the holder of the convertible notes agreed to make additional advances to the Company in an amount sufficient to satisfy the senior debt amount outstanding, but not to exceed the loan limit of $4.0 million.

On May 12, 2014, the Company entered into an agreement to amend the conversion terms of the Convertible Term loan, due December 2016 as follows:

First Conversion Right.  The holder had the right at its election to convert the principal and accrued interest of the note into common stock at a conversion rate equal to 90% of the price based on the terms offered in the Convertible Subordinated Note, due June 2015.  The first conversion right was extended for a period of 120 days following the closing date of the IPO, July 14, 2014.  Upon the holder’s election to convert, the Company would issue the holder 100% warrant coverage, with the exercise price being the same offered in the IPO or 125% of the price at which the common stock was sold in the IPO.

Second Conversion Right.  To the extent that the holder did not elect to exercise the First Conversion Right, then the holder has the right through the maturity date of the Note, December 2016, to convert the principal and accrued interest into common stock at a conversion rate equal to 125% of the price at which the common stock was sold in the IPO.  Under the terms of this conversion agreement, the holder will receive 100% warrant coverage under the same terms provided pursuant to the First Conversion Right.

On June 18, 2014, the holder agreed to convert $1,000,000 of the then outstanding principal balance of $3,250,000 together with the accrued related interest into common stock upon the completion of the IPO based on the terms described above in the First Conversion Right.  Upon completion of the Company’s IPO on July 14, 2014, the $1,000,000 of principal and $58,630 of accrued interest converted into 980,213 shares of common stock and the Company also issued to the investor a  five-year warrant to purchase 705,753 shares of the Company’s common stock at an exercise price equal to 125% of the IPO price, or $1.875.

As a result of the Company completing its IPO on July 14, 2014, the Company determined there was a beneficial conversion feature related to the remaining $2.3 million outstanding balance of the Convertible Term Loan, due December 2016 which totaled $894,444.  This amount was recorded as a discount to the debt and was amortized into interest expense on a straight-line basis over the 120 days following the closing of the IPO which represents the period that allows for the debt to be converted at a discount to the IPO price.  During the year ended December 31, 2014, the

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company recorded interest expense of $894,444 related to amortization expense associated with the beneficial conversion feature. The unamortized balance of the beneficial conversion feature as of December 31, 2014 was $0.  The balance of the note as of December 31, 2014 was $2.3 million plus accrued interest of $140,275.  Total advances under the note during 2014 totaled $3.3 million.

Convertible Subordinated Notes, due March 2012

In March 2011, the Company issued $1,432,561 in face amount of convertible debt, the “March 2011 Notes”. These notes had a stated interest rate of 6%. The terms of the notes allowed the holders to convert the debt into common stock at any time prior to maturity at a  conversion rate equal to the lesser of $9.00 per share or 25% below the offering price in the sale of securities in a qualified sale of securities, as defined. Payment of principal and interest on these notes was unsecured and subordinated to senior indebtedness, as defined.  Concurrent with the issuance of these notes, the Company issued warrants to purchase 107,442 shares of Company common stock at $4.00 per share. In July and August 2011, the Company prepaid the majority of these notes and accrued interest. After the prepayment, holders of these notes purchased 124,449 shares of Company stock at $9.00 per share for an aggregate purchase price of $1,120,000. In February 2013 and January 2014 an additional $200,000 and $14,422 was converted into common stock, respectively.  (See Note 12)  The remaining outstanding balance of $100,000 was converted into 25,000 shares of the Company’s common stock as part of its IPO on July 14, 2014 and the Company repaid accrued interest totaling $19,644 as of this date.

Convertible Subordinated Note, due April 2015

In April 2013 the Company borrowed $200,000 under a convertible note. The note had a stated interest rate of 9% and was due April 1, 2015. The note was convertible at the option of the holder any time after April 1, 2014. The note would be automatically converted upon the occurrence of certain equity financing transactions or  a change in control as defined in the note. The conversion price was $4.00 per share. On July 14, 2014, the outstanding principal balance of $200,000 and $21,699 of accrued interest was converted into 55,424 shares of common stock as a result of completing the Company’s IPO.

Convertible Subordinated Notes, due February 2015

In February 2014 the Company borrowed $100,000 under  a convertible note. The note was non-interest bearing and was due the earlier of February 27, 2015 or the completion of an equity offering by the Company of at least $5,000,000.  The note was convertible at the option of the holder at the time at in which the Company completed such an equity offering of its common stock.  The conversion price was equal to the offering price of the Company’s common stock.  During the year ended December 31, 2014, the Company repaid the principal balance outstanding of $100,000.

Convertible Subordinated Notes, due June 2015

In May 2014 the Company borrowed $330,000 under convertible notes. The notes bore interest at a stated rate of 8% per annum.  The principal amounts of the notes, along with the accrued interest, were both due June 2015.  The terms of these notes includes a provision whereby all principal and accrued interest automatically converted into the Company’s common stock upon the successful consummation of an IPO.  The conversion price was 80% of the per share price at which the Company’s common stock was sold in our IPO.  Upon completion of the July 14, 2014 IPO which raised $6,750,000 gross proceeds, the principal amount outstanding of $330,000 was converted into 275,000 shares of common stock.  The Company repaid accrued interest totaling $5,017 to the holders of the notes.

Series Subordinated Notes

Between June 2011 and December 2012, the Company borrowed approximately $7,800,000 utilizing a series of notes (the “Series Notes”). The Series Notes were issued in tranches that contained various terms with regard to maturity

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During, 2013 the Company borrowed an additional $430,000, and issued warrants to purchase 35,688 shares, under the same general provisions as the Series Notes. In 2013 all but $863,808 face amount of the Series Notes and $104,096 in accrued interest had been converted into common stock and all but approximately 75,000 of the related warrants were exchanged for common stock.  In January 2014 an additional $250,000 in debt and $650,647 in accrued interest were converted into 225,162 share of common stock at a conversion rate of $4.00 per share.  (See Note 12)  The remaining $613,808 in principal and accrued interest of $100,745 was originally due in December 2014.  In December 2014, the Company amended the terms of the note to include monthly installments of $50,000 due December 2014 and additional $50,000 due at the end of each following month through April of 2015, when the remaining principal balance and related accrued interest becomes due.

Notes Payable, due February 2015

In December 2013 and January 2014, the Company issued promissory notes for $100,000 and $150,000, respectively.  The notes accrued interest at a rate of 10% and were originally due the earlier of the Company raising sufficient new funds as determined by the holder or March 31, 2014.  In February 2014, the Company entered into an amendment which extended the maturity date of the agreement to February 18, 2015.  All other terms of the agreement remained unchanged.  During the year ended December  31, 2014, the Company repaid the principal amount outstanding of $250,000, along with accrued interest totaling $13,233.

During fiscal year 2014, the Company issued detachable warrants to purchase common stock equal to 25% of the principal amounts under these notes.  The life of the warrants range between three and five years with an exercise price of $3.60.  The total number of shares issuable under the warrants totaled 821,250 related to a total of $3,285,000 short term notes issued in consideration for the loans to the Company.  Of this total,  $2,875,000 and warrants to purchase 718,750 shares relates to two directors of the Company.  In addition, of the total warrants issued, warrants to purchase 302,500 shares relates to short term notes, which were converted into equity during 2013.  The Company determined the fair value of the warrants to be $573 using the Black-Scholes model.  See Note 12 for the inputs used in valuing the warrants using the Black-Scholes model.

Notes Payable, due January 2016

In January 2014, the Company assumed notes payable totaling $74,486 related to the acquisition of DE2.  The original terms of the notes required repayment on the earlier of January 31, 2016 or the date the Company completes a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company.  The reverse merger was completed in February 2014, and the terms of the note were amended to state that the principal and related accrued interest is due the earlier of January 31, 2016 or the date the Company completes one or more private placements of debt or equity securities resulting in aggregate proceeds of $10,000,000.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Installment Note Payable – Bank

In March 2014, the Company entered into an installment note with a bank for a total of $330,020. The note bears interest at the prime rate plus 1%, but not less than 5%.  The note is due on demand; if no demand is made then the note is due in monthly payments of $9,903 from April 2014 through April 2017.  Borrowings are secured by substantially all of the Company’s property and are guaranteed by three of the Company’s directors.

Other Information Regarding Debt

The Company determined there was a contingent beneficial conversion feature related to $6.0 million of principal and accrued interest for various convertible term loans and other short-term borrowings which automatically converted upon completion of its IPO.  The total beneficial conversion feature of $1,612,251 was recognized as interest expense in fiscal year 2014 upon the successful completion of the Company’s IPO.

The prime interest rate was 3.25% at December 31, 2014 and December 31, 2013.

At December 31, 2014 and December 31, 2013, $0 and $1,675,061 in principal amount of debt was past due, respectively.

As a result of either the short term duration or recency of the financing, the Company believes that the fair value of its outstanding debt approximates market value.

7.             Employee Benefit Plan

The Company has a  defined contribution 401(k) saving plan covering all employees satisfying certain eligibility requirements.  The plan permits, but does not require, Company contributions; the Company did not make any contributions for the year ended December 31, 2014 and 2013.

8.             Commitments and Contingencies

Operating Leases

The Company leases approximately 22,000 square feet of office space in Chanhassen, Minnesota.  The lease commenced on May 1, 2012 and extends through August 31, 2016.  In addition to the office space, the Company leases certain office furniture and equipment under operating leases through November 2016.  The Company entered into a lease agreement in April 2014 for a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of the acquisition of Select Mobile Money.  The lease commenced on May 1, 2014 and extends through June 30, 2017.   Rent expense under all leases was $441,148 in 2014 and $383,807 in 2013.

The Company’s office space lease calls for rent increases over the term of the lease. The Company records rent expense on a straight line basis using average rent for the term of the lease. The excess of the expense over cash rent paid is shown as accrued rent.

The Company also has various computer leases with three year terms. The Company is recording the expense on a monthly basis.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total future minimum contractual lease payments for all operating leases are as follows:

Minimum Lease Commitments:

2015	$374,000
2016	260,000
2017	43,000
$677,000

Litigation

An entity named Cachet Banq contacted the Company in December 2010 regarding their U.S. Trademark Registration No. 2,857,465 (registered on June 29, 2004) for the standard character mark CACHET covering “financial services, namely automated clearinghouse processing services for the payroll service industry.” Cachet Banq alleged that the Company’s use of “CACHET” infringes on their federal trademark registration. On March 4, 2013, Cachet Banq filed a trademark infringement lawsuit against the Company in the United States District Court for the Central District of California. The parties have filed cross motions for summary judgment. The initial brief was filed on May 30, 2014, replies were filed on June 26, 2014 and the court took these motions under advisement on July 8, 2014. The Company has denied that its use of the character mark CACHET infringes on Cachet Banq’s purported rights in their mark, and will vigorously defend this and any future similar claims made by Cachet Banq.

The Company is not currently involved in any other material legal proceedings.

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

On August 8, 2014, the Company entered into an agreement with the same financial advisory services company to assist in identifying potential investors with the intent of conducting a private offering of equity.  The terms of the agreement include compensation of 8% of any funds raised as well as the issuance of five-year warrants to purchase the Company’s stock equal to 3% of shares issued as part of the offering for a fee of $50. The exercise price of the warrants is equal to the same provided to the investors as part of the offering.  If there are no warrants offered to the investors, the exercise price is equal to the conversion price of the common stock issued in the offering.  The Company also agreed to pay a total of $50,000 of legal and other out of pocket expenses incurred from the offering.  The term of this agreement is for a period of six months, but may be extended upon mutual consent of the parties. The Company provided a notice of termination to this financial advisory services company in December 2014. No additional fees were owed upon terminating the agreement.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2015, the Company entered into an engagement letter with a new financial advisory services company.  The terms of this agreement include a six month term in which the financial advisory services company will assist the Company is completing a $15.0 million offering of its equity or equity-linked securities at a 7% commission. In addition, the Company agreed to provide the financial advisory services company warrants equal to 7% of the securities issued in the offering at 120% of the price of the securities sold under the offering.  The terms of the warrant will be five years from the closing date of the offering.   The Company also agreed to reimburse any reasonable out of pocket expenses in connection with this engagement.  The agreement is cancelable by either party with a 30 day notice.

9.             Income Taxes

The Company has not recorded a current or deferred tax provision for the year ended December 31,  2014 due to the Company’s net losses and the uncertainty of realization of any related tax benefit in the future.   The Company did not record any tax provision for the year ended December 31, 2013 as the Company was an S Corporation and therefore did not pay corporate income taxes. Due to the full valuation allowance on the Company’s net deferred tax assets, there was no deferred tax benefit or provision recorded as a result of the tax status conversion.

A reconciliation of our statutory tax expense (benefit) to our actual tax expense (benefit) is as follows:

December 31,
2014
Federal statutory rate at 34 percent	$(5,341,000)
State taxes, net of federal tax expense (benefit)	(440,000)

Nondeductible interest	750,000
Stock-based compensation	67,000
Nondeductible acquisition costs	34,000
Nondeductible meals & entertainment	27,000
Change in valuation allowance	4,903,000

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of our net deferred tax assets and liabilities are as follows:

December 31,
2014
Deferred Tax Assets:
Non-Current:
Net operating loss carry forward	$4,396,000
Definite-lived intangibles	142,000
Non-qualified stock-based compensation	293,000

Current:
Accounts receivable allowance	9,000
Accrued expenses	72,000
Gross deferred tax assets	4,912,000

Deferred Tax Liabilities:
Non-Current:
Amortization of indefinite-lived intangible	(4,000)
Property, plant and equipment	(28,000)
Gross deferred tax liabilities	(32,000)
Net deferred tax assets before valuation allowance	4,880,000
Less: valuation allowance	(4,880,000)
Total net deferred tax asset (liability)	$-

The valuation allowance for net deferred tax assets as of December 31, 2014 was $4,880,000.  In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

As of December 31, 2014 the Company had approximate Federal NOL carryforwards of $11,818,000 and various state NOL carryforwards of $6,886,000.  The loss carryforwards for federal tax purposes will expire beginning in 2030.  The expiration of the statute of limitations related to the state NOL carryforwards varies by state.  The Company is subject to income taxes in the U.S. federal and various state jurisdictions.  We are generally subject to U.S. federal and state tax examinations for all years after 2010.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership.  During 2014 the Company has had significant equity transactions resulting from the reverse merger, IPO, and debt-to-equity conversions.  The Company has not yet completed a Section 382 analysis of the net operating loss carryforwards.  Consequently, the Company’s NOL carryforwards may be subject to annual limitations under Section 382.

The Company recognizes tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  The Company had no uncertain tax positions as of December 31, 2014. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company does not expect any material changes in unrecognized tax positions over the next twelve months.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2014 and 2013 respectively. The change in tax status did not impact the deferred tax provision due to the valuation allowance on our net deferred tax assets.  In addition, separate state tax information has not been presented as it is considered not material.

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

The fair value of assets acquired and liabilities assumed has been determined based upon our estimates of the fair values of assets acquired and liabilities assumed in the acquisition as determined by an independent third-party valuation firm.  The Company recorded goodwill because the purchase price exceeded the fair value of net assets

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquired, due to Select Mobile Money’s assembled workforce and other intangible assets which do not qualify for separate recognition as well as anticipated synergies to be realized from combining the Select Mobile Money operations with the Company’s.

The following tables set forth the unaudited pro forma results of the Company for the years ended December 31, 2014 and 2013, as if the acquisition had taken place on the first day of the period presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined:

	Year Ended
	December 31,	December 31,
	2014	2013
	(unaudited)	(unaudited)
Revenues	$2,670,142	$2,108,727
Net Loss	$(16,443,673)	$(15,144,439)
Basic and diluted net loss per common share	$(1.43)	$(3.54)
Weighted average shares - basic and diluted	11,477,666	4,279,890

11.           Goodwill and Finite Life Intangible Assets

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

Goodwill was $204,000 as of December 31, 2014.  The Company conducted its annual goodwill impairment test as of December 31, 2014 and determined there to be no indication of impairment.  The Company will continue to monitor conditions and changes that could indicate an impairment of goodwill.

As of December 31, 2014, the Company determined that no triggering events had occurred since the acquisition date of Select Mobile Money business on March 4, 2014 and the Company’s finite-lived assets and long-lived assets were not impaired.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Identified intangible assets are summarized as follows:

	Amortizable	December 31, 2014
	Period	Gross	Accumulated	Net
	(years)	Assets	Amortization	Assets
Customer Contracts	3 - 5	$1,000,000	$(226,869)	$773,131
Proprietary Software	3	917,000	(253,130)	663,870
Total identified intangible assets		$1,917,000	$(479,999)	$1,437,001

Amortization expense for identified intangible assets is summarized below:

		Statement of
	Year Ended	Operations
	December 31, 2014	Classification
Customer Contracts	$226,869	Cost of Revenue
Proprietary Software	253,130	Cost of Revenue
Total amortization on identified intangible assets	$479,999

Based on the identified intangible assets recorded at December 31, 2014, future amortization expense is expected to be as follows:

2015	$589,000
2016	589,000
2017	170,000
2018	75,000
2019	14,001
$1,437,001

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

On dates up to 30 and 120 days following the merger, additional shares were required to be issued to those DE2 shareholders existing immediately prior to the merger, for no additional consideration, such that they would hold 3% of the fully diluted shares outstanding as of those dates.  Accordingly, as of the 120th day following the merger acquisition, the Company issued an additional 32,484 shares to the shareholders of DE2.

The fair value of estimated consideration paid to DE2 in exchange for the 3% interest was estimated to be $507,000 plus the long term debt assumed of $85,105. As DE2 had no tangible or identifiable intangible assets at the time of the Merger, and recognition of goodwill is not permitted in this type of merger transaction, no assets were recorded as a result of the Merger.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 18, 2014, the Company completed a reverse stock split of the Company’s issued and outstanding common stock on a 1-for-10.9532 basis. The Company’s authorized capital consists of 500,000,000 shares of $.0001 par value common stock and 20,000,000 shares of preferred stock.

Convertible Preferred Stock

During 2014, the Company issued 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 2,229,702 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share). Net proceeds to the Company after offering costs were $3.0 million.  Between December 31, 2014 and the date of this report, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15.  Net proceeds to the Company after offering costs were approximately $2.2 million, including the cancellation of $250,000 in debt held by Michael J. Hanson, one of our directors.  In February 2015, all  2,238,702 outstanding Series A preferred shares were converted into 2,920,039 shares of the Company’s common stock, while all 2,065,891 outstanding Series B preferred shares converted into 2,065,891 shares of the Company’s common stock.   In addition, the Company issued 74,765 shares of common stock to the Series A and B convertible preferred holders related to the 8% dividend accrued through the conversion date. None of the investors in this offering were deemed affiliates of the Company, except for one of our directors, Michael J. Hanson.

Both the Series A Convertible Preferred Stock and the Series B Convertible preferred stock entitled their holders to an 8% per annum dividend, payable quarterly in cash or in kind (or a combination of both) as determined by the Company.  Subject to certain customary exceptions, our Series A Convertible Preferred Stock had full-ratchet conversion price protection in the event that the Company issued common stock below the conversion price, as adjusted, until the earlier of (i) 180 days from the closing or (ii) such time as the Company shall have obtained, after the closing, financing aggregating to at least $5 million. The warrants issued to purchasers of the Series A Convertible Preferred Stock contain similar full-ratchet exercise price protection in the event that the Company issues common stock below the exercise price, as adjusted, again subject to certain customary exceptions.  On February 3, 2015, the Company issued the Series B Convertible Preferred Stock at $1.15 per share, resulting in an adjustment to (i) the conversion price of the Series A Convertible Preferred Stock from $1.50 per share to $1.15 per share and (ii) and the exercise price of the warrants issued therewith, from $2.00 per share to $1.15 per share. Since the Company has now raised an aggregate of more than $5 million, these full-ratchet price protections can no longer be triggered.

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the preferred stock would have been entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the Stated Value (as defined in the Company’s Certificate of Designation for the applicable series of preferred stock), plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the applicable Certificate of Designation, for each share of Series A and B Preferred Stock, before any distribution or payment would have been made to the holders of any Junior Securities (as defined in the Company’s Certificate of Designation for the applicable series of preferred stock), and would not have participated with the holders of Common Stock or other Junior Securities thereafter.  If the assets of the Company had  been insufficient to pay in full such amounts, then the entire assets distributed to the holders would have been ratably distributed among the holders in accordance with the respective amounts that would have been payable on such shares if all amounts payable thereon had been paid in full.

Common Stock

The estimated fair value assigned to shares issued for other than cash was based upon recent cash sales transactions.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2013 the Company issued 319,000 shares of common stock at $4.00 per share for gross proceeds of $1,276,000.  During the year ended December 31, 2014, the Company also issued 488,970 shares of common stock to the shareholder of DE2 as consideration for completing the reverse merger described above.  In addition, the Company issued a total of 382,809 shares of commons stock to a member of the Board of Directors as part of consideration for the promissory note provided to the Company to finance the acquisition of Select Mobile Money from DeviceFidelity and also issued 4,500,000 shares of common stock at $1.50 per share for gross proceeds of $6,750,000 from the IPO completed on July 14, 2014.  In addition, the Company issued a consultant 2,222 shares of common stock as consideration for identifying prospective investors.  The Company recognized $3,000 of expense associated with fair value of this common stock issued during fiscal year 2014.

In February 2013, the Company offered to convert debt, plus accumulated interest, into shares of the Company’s common stock. To encourage conversion the Company agreed to provide the debt holders a 10% share premium. As a result, $6,744,139 of debt and accumulated interest was converted into 1,854,638 shares of common stock and the value of the premium shares of $674,414 was recorded as an expense during the year ended December 31, 2013.  Included in this conversion is $1.1 million of conversions by a former director. In June 2013, a lender converted $140,000 of notes into 35,000 shares of common stock.  In January 2014, an additional $986,793 of debt and accumulated interest was converted into 246,867 shares of common stock.  The Company did not provide a share premium to those debt holders that converted in June 2013 or January 2014.

Concurrent with the conversion of the those notes, the Board of Directors determined that it was in the best interest of the Company to adjust the conversion rates for former noteholders that had previously converted or purchased shares at $9.00 per share.  An adjustment was made to reduce their conversion rate or purchase price, as applicable, to $4.00 per share. As a result, the Company issued an additional 427,619 shares with a fair value of $1,710,475 which was recorded in other expense during the year ended December 31, 2013 in the statement of operations.

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

During the year ended December 31, 2014, the Company exchanged warrants to purchase 19,692 shares of common stock with an exercise price of $4.00 for 3,938 shares of common stock.  The Company recorded $7,906 in other expense which represents the excess of the fair value of the stock issued and the fair value of the warrants as determined using the Black-Scholes option pricing model.  In addition, the Company issued a total of 382,809 shares of common stock to a director related to the loan for the Company’s acquisition of Select Mobile Money during the year ended December 31, 2014.

Warrants

In addition to warrants issued in connection with debt described above, the following are transactions involving issuance of warrants during the year ended December 31, 2014 and 2013:

During fiscal 2013, three directors guaranteed the note payable – bank each providing a guarantee of up to $1,041,000.  Each director received a warrant with an aggregate fair value of approximately $1,191,000 to purchase 78,125 share of the Company’s common stock for providing their guarantees.

In addition, a director received a warrant with a fair value of approximately $389,000 to purchase 76,560 shares of Company common stock in exchange for his pledge of certain personal assets to secure the $1,105,000 loan provided

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In addition to the warrants issued in February 2013 above, and  those issued in connection with debt as described in Note 6, the Company issued warrants to purchase 232,450 shares of common stock with an exercise price ranging from $4.00  to $5.00 in conjunction with other debt, guarantees, issuances of equity and financing costs.  These warrants had a fair value of approximately $157,000.  These warrants were all exchanged for shares in November 2013 described above.

In January 2014, the Company issued detachable warrants to purchase common stock equal to 25% of the principal amounts under the short term notes payable.  The life of the warrants ranges between three and five years with an exercise price of $3.60.  The total number of shares issuable under the warrants totaled 821,250 related to a total of $3,285,000 short term notes issued by the Company from March 2013 to February 2014.  Of this total, $2,875,000 or 718,750 of the shares issuable under the warrants, relates to two directors of the Company.  In addition, of the total warrants issued, 302,500 of the shares issuable under the warrants relates to short term notes, which were converted into equity during 2013.  The Company determined the fair value of the warrants to be $573 using the Black-Scholes option pricing model.

In May 2014, the Company entered into an agreement to issue five-year warrants to purchase 50,000 shares of common stock to a consulting firm providing professional services, upon the completion of an IPO.  Additional warrants to purchase 30,000 shares of common stock could be issued upon achieving certain performance goals agreed to between the Company and the consulting firm.  The exercise price of the warrants was set to equal the price of the shares offered in the Company’s IPO of $1.50 per-share. The Company recognized expense of $20,611 in 2014 related to the fair value of warrants to purchase 50,000 shares of common stock issued in July 2014.  The fair value for the other 30,000 warrants will be recognized upon achieving the performance goals.

In July 2014, the Company issued five-year warrants to purchase shares of its common stock totaling 3,289,086 at an exercise price equal to 125% of the IPO price or $1.88 as a result of providing warrants on $5.1 million of the $6.3 million of debt and accumulated interest that converted as of this date.  Warrants to purchase 2,583,333 shares of common stock were issued as part of an inducement to convert the debt into equity. In December 2014, we entered into an Amendment to Conversion Agreement with two of our directors, effective June 17, 2014.  Under the amendment the number of shares to be covered by warrants to be received by the two directors as part of converting debt as outlined in the Conversion Agreement upon the successful completion of our IPO was clarified.  Specifically, (i) Michael Hanson received warrants to purchase 438,161 shares of common stock and (ii) James Davis received warrants to purchase 591,432 shares of common stock, which in each case equals 100% of the number of shares of common stock received by Hanson and Davis under the Conversion Agreement.  The amendment also reflects that the warrants have an exercise price of $2.00 per share and a five-year term.  The Company recognized a non-cash expense during the year ended December 31, 2014 of approximately $46,000 which represented the fair value of the warrants determined using the Black-Scholes option pricing model.

Effective December 2014, the Company entered into an agreement with an investor which provided for the exchange of 162,662 shares of common stock for a five-year warrant to purchase up to 325,324 shares of common stock at a per-share price of $1.50. A total of $590,320, representing the difference between the fair value of the stock on the issuance date of $650,647 and the fair value of the warrant issued using the Black-Scholes model of $60,327, was recorded as a reduction to additional paid in capital and accumulated deficit.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As mentioned above, the Company issued five-year warrants to purchase 2,229,702 shares of the Company’s stock at a per share price of $2.00 (since adjusted to $1.15 per share) as part of issuing 2,229,702 shares of Series A Convertible Preferred Stock.  As of December 31, 2014, the Company accounted for the warrants as a liability on the consolidated balance sheet at their estimated fair value because the warrants had full-ratchet conversion price protection in the event that the Company issued common stock below the conversion price, as adjusted.  The Company determined the fair value of the warrants as of December 31, 2014 to be $163,570 based on the Black-Scholes option pricing model.  Subsequent to December 31, 2014, the Company issued five-year warrants to purchase 9,000 shares of the Company stock at a per share price of $2.00 (since adjusted to $1.15 per share) as part of issuing 9,000 shares of Series A Convertible Preferred Stock.  Additionally, the Company issued five-year warrants to purchase 2,065,891 shares of Company’s stock at a per share price of $1.15 as part of issuing 2,065,891 shares of Series B Convertible Preferred Stock.  Since the Company exceeded the $5.0 million of gross proceeds threshold in February 2015, the full-ratchet provisions provided in the terms of the warrants expired.

 In connection with the private placement of the securities, the Company issued the placement agent a five-year warrant for the purchase of up to 100,224 shares of common stock at $2.00 per share during fiscal year 2014.   Since December 31, 2014, the Company issued additional five-year warrants to the placement agents to purchase a total of 109,931 shares of common stock at $1.15 per share.

In February 2015, the Company issued a five-year warrant for the purchase up to 407,614 shares of common stock at $1.15 per share to a director of the Company for providing a personal guarantee on a lease (See Note 16 “Subsequent Events”).

The following is a summary of warrant activity for 2014 and 2013:

	Number of		Weighted
	Shares Issuable	Weighted Avg.	Remaining
	Under Warrants	Exercise Price	Life (Years)

Balance, December 31, 2012	1,557,980	$4.16
Issued	798,872	3.80
Exchanged for shares	(1,948,948)	4.02
Balance, December 31, 2013	407,904	3.35	3.43
Issued	8,495,444	2.05
Balance, December 31, 2014	8,903,348	2.06	4.57

The fair value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions for the years ended December 31, 2014 and 2013:

Both
Periods
Expected term	1.5 - 5 Years
Expected dividend	0
Volatility	26% - 38%
Risk-free interest rate	0.12% - 1.14%

13.           Stock-Based Compensation and Benefit Plans

On February 9, 2010, the board of directors adopted the 2010 Equity Incentive Plan (2010 EIP).  The plan was approved by its shareholders.  Participants in the plan include its employees, officers, directors, consultants, or independent contractors.  As of December 31, 2014, the number of shares of common stock reserved for issuance under the 2010 EIP was 625,000 shares.  On February 12, 2014, the Board of Directors approved the assumption of the 2010 EIP as part of the reverse merger transaction with DE2; however it was agreed that no new grants would be made from

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

this plan.  On this same date the board of directors adopted the 2014 Equity Incentive Plan (2014 EIP) with an aggregate of 1,524,327 shares of common stock, $0.0001 par value per share.  The plan will be administered by the Company’s Board of Directors or an authorized committee.  The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant non-qualified (non-statutory) stock options for up to 100,000 common shares to new employees of the Company who are not officers of the Company during each fiscal year.  Incentives under the plan may be granted in one or a combination of the following forms: (a) non-statutory stock options (no incentive stock options may be issued, because the plan was not submitted to and approved by our stockholders); (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares.  Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors.  No person is eligible to receive grants of stock options and SARs under the plan that exceed, in the aggregate, 100,000 shares of common stock in any one year.  The term of each stock option shall be determined by the board or committee, but shall not exceed ten years.  Vested stock options may be exercised in whole or part by the holder giving notice to the Company.  Options under the plan may provide for the holder of the option to make payment of the exercise price by surrender of shares equal in value to the exercise price.  The plan expires on February 12, 2020.  Options granted to employees generally vest over two to three years. Stock awards granted to non-employee directors generally vest 50% on the grant date and 50% on the first anniversary of the date of the grant. Options expire five years from the date of grant.

In February 2013 the Board of Directors approved an adjustment to the exercise price of all outstanding employee stock options that had been issued at a price greater than $4.00 per share. The vesting period for these options was unchanged. The aggregate excess of the fair value of the $4.00 options over the $9.00 options on the date of modification was $236,000.  As a result of this modification the Company recorded additional share-based compensation expense of $119,000 for the vested portion of those options immediately, and the remaining $117,000 will be recognized over the remaining vesting term.

the year ended December 31, 2013, the Company originally issued options to purchase 330,470 shares with exercise prices ranging from $4.00 to $9.00 per share and an aggregate fair value of approximately $306,000. Of those options, options issued to executive management to purchase 250,000 shares were 100% vested immediately.

In December 2014, the Board of Directors approved an adjustment to the exercise price of options to purchase 455,000 shares with an exercise price of $4.00 per share to $1.50 per share. The vesting for these options was unchanged. The aggregate excess of fair value of the $1.50 options over the $4.00 options on the date of the modification was approximately $42,000.  As a result of this modification the Company recorded additional share-based compensation expense of approximately $36,000 for the vested portion of those options immediately, and the remaining $6,000 will be recognized over the remaining vesting term through March 2016.

During the year ended December 31, 2014, the Company issued options to purchase 2,004,420 shares to its directors, executives and associates of the Company at a weighted average exercise price of $1.50. The Company determined the fair value of the options granted to be $339,671 for the fiscal year ended December 31, 2014 using the Black-Scholes option pricing model.  Of the stock options granted, options with respect to 337,750 shares are being expensed one third on date of grant and the other two thirds over the two anniversary periods and options with respect to 1,665,670 shares were expensed 50% on date of grant and 50% on a straight-line basis over a one year period.  As of December 31, 2014, the Company had options with respect to a total of 698,420 shares granted under the 2014 EIP.  As of this date, the 2010 EIP had outstanding stock options issued to employees totaling 255,167 shares.  The Company had also issued outside of the EIP plans options with respect to 1,750,000 shares of Company common stock to directors, certain officers and business consultants.

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended
	December 31, 2014	December 31, 2013
Stock-based compensation costs included in:
Cost of revenue	$21,753	$1,815
Sales and marketing expenses	51,803	67,697
Research and development expenses	41,365	48,609
General and administrative expenses	201,255	582,594
Total stock-based compensation expense	$316,176	$700,715

As of December 31, 2014 the total compensation cost related to unvested options awards not yet recognized was $178,934. That cost will be recognized over a weighted average period of 7.6 months. There were no options exercised during the years ended December 31, 2014 and 2013.

The estimated fair values of stock options granted and assumptions used for the Black-Scholes option pricing model were as follows:

	Year Ended
	December 31,	December 31,
	2014	2013
Estimated Fair Value	$339,671	$306,189
Shares Issuable Under Options Granted	2,004,420	330,470
Expected Term	2 to 3 Years	3 Years
Expected Dividend	-%	-%
Volatility	27% to 29%	30% to 33%
Risk Free Interest Rate	0.22% to 1.00%	0.34% to 0.90%

Following is a summary of stock option activity in 2014:

				Weighted
	Number of			Remaining
	Shares Issuable	Weighted Avg.		Contractual	Intrinsic
	Under Options	Exercise Price		Life (Years)	Value

Balance, December 31, 2012	614,042	$6.00
Granted	330,470	4.13
Exercised	(30,000)	0.80
Forfeited or Expired	(86,969)	4.55
Balance, December 31, 2013	827,543	3.49	*	2.81	$423,000
Granted	2,004,420	1.50	*
Exercised	-	-
Forfeited or Expired	(127,376)	3.69
Balance, December 31, 2014	2,704,587	2.01	*	4.05	$61,875
Exercisable at December 31, 2014	1,665,809	2.33	*	3.55	$61,875

* Reflects the February 2014 and December 2014 exercise price adjustment.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information with respect to common stock options outstanding and exercisable at December 31, 2014:

	Stock Options Outstanding				Options Exercisable
Range of Exercise Price	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Options Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value

$0.80	112,500	0.21	$0.8	$61,875	112,500	$0.8	$61,875
$1.35 to $1.60	1,898,670	4.85	1.5	—	933,262	1.5	—
$4.00	693,417	2.49	4	—	620,047	4	—

	2,704,587	4.05	$2.01	$61,875	1,665,809	$2.33	$61,875

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

The Company has used an expected life of two to three years for the term of the options.  As only a minimal number of options have been exercised, management has made an estimate of an average life that is slightly longer than the vesting period. The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and also impacts the amount of unamortized compensation expense to be recognized in future periods.

2014 Associate Stock Purchase Plan

In September 2014, the Company’s Board of Directors approved the 2014 Associate Stock Purchase Plan, under which 500,000 shares were reserved for purchase by the Company’s associates (employees).  The Company has one year from September 2014 to obtain Shareholder approval for the plan to qualify for favorable tax treatment under IRS Section 422.  The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan.  The first plan period starts on September 1, 2014 and ends December 31, 2014.  The total number of shares purchased for the plan period ended December 31, 2014 totaled 40,560.

14.           Related Party Transactions

Balances with related parties consisting of members of the Board of Directors (collectively Affiliates) for borrowings and warrants were as follows:

	As of
	December 31,	December 31,
	2014	2013
Debt held by related parties	$1,350,000	$2,362,561
Warrants held by related parties	4,265,009	942

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended
	December 31,	December 31,
	2014	2013
Interest paid to related parties	$237,596	$125,000
Related party interest expense	$1,608,372	$120,687

15.           Concentrations

The Company continues to rely on vendors to provide technology and licensing components that are critical to its solutions.  In addition, the Company engaged a development firm located in Toronto, Canada beginning in March 2014 to augment its software development efforts.  During the year ended December 31, 2014, the Company expensed a total of $679,481, representing 10.1% of its total supplier expenditures.  As of December 31, 2014, the Company had total payables of $98,384 owed to the development firm, representing 13.2% of its accounts payable balance.

No customer accounted for more than 10% of the Company’s revenue for the years ended December 31, 2014 or 2013.  Also, no customer accounted for more than 10% of its outstanding accounts receivable balance at December 31, 2014 or 2013.

16.           Subsequent Events

Addendum to Financing Commitment Letter

In February 2015, the Company entered into an addendum to the financing commitment letter dated as of July 30, 2014 with our directors James L. Davis and Michael J. Hanson, under which addendum Messrs. Davis and Hanson agreed to extend from January 31, 2015 to January 31, 2016 the maturity date for the repayment of principal advanced under the commitment letter ($450,000), plus interest.  Under the addendum, interest will continue to accrue from the date of advance at the rate of 10% per annum.  As part of the amendment, the directors did not renew the remaining amount available under the original terms of the financial commitment letter.

Guarantee of Lease by a Director

In February 2015, the Company entered into an agreement with a director, James L. Davis which guarantees financial responsibility for the obligations under the terms of a lease arrangement which he entered into on behalf of the Company.  In addition, the Company entered into an agreement with Mr. Davis which provides for the same lease terms as he entered into on behalf of the Company.  The lease agreement provides financing up to $500,000 of IT equipment the Company anticipates procuring for its data centers to accommodate the overall increase in transactions and ensure it is able to meet customer uptime requirements.   As consideration to the director for providing his guarantee, the Company issued the director a five-year warrant to purchase up to 407,614 shares of common stock at $1.15 per share.  The warrant was 100% vested and exercisable upon issuance.

Executive Employment and Board of Directors

On January 5, 2015, the Company appointed Bruce Whitmore to serve as its Chief Information Officer and Executive Vice President.  Mr. Whitmore’s employment with the Company commenced according to the terms of an employment offer letter and executive employment agreement effective January 5, 2015 (the “Employment Agreement”). The term of the Employment Agreement is for one year with automatic annual renewals. Under the Employment Agreement, Mr. Whitmore will receive an annualized base salary of $197,550, in accordance with the Company’s standard payroll practices, and is eligible for performance-based cash bonuses in the discretion of Company’s board of directors and its compensation committee.  In addition, Mr. Whitmore has been offered the Company’s standard employee benefits for health, dental and life and disability insurance. As contemplated by the Employment Agreement, on January 5, 2015, the Company granted to Mr. Whitmore a stock option for the purchase of up to 175,000 shares at a price of $1.50 per share under its current stock incentive plan. A total of 58,333 shares

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purchasable under the option vested immediately on January 5, 2015, 58,333 shares will vest on January 5, 2016 and the remaining 58,334 shares will vest on January 5, 2017, so long as Mr. Whitmore remains an employee of the Company.

On January 21, 2015, Terril H. Peterson resigned from the board of directors of the Company.  The Company does not believe that Mr. Peterson’s resignation was caused by any disagreement with the Company or any of its executive officers or with respect to any matter relating to the Company’s operations, policies or practices.

On February 12, 2015, the Company appointed Rod Jardine as a director of our Company. In connection with his election, the Board approved the issuance to Mr. Jardine of options to purchase 120,000 shares of the Company’s common stock, at an exercise price equal to $1.00 per share, outside of the Company’s 2014 Equity Incentive Plan.  These options vest one-third on the date of grant and one-third on the first two anniversaries of the grant date, and have a 5 year term from the grant date.

Amendment of Warrants

On April 13, 2015, the Company’s board of directors amended the exercise price of warrants issued on January 14, 2014 to the note holders who provided short-term financing.  The number of shares covered by warrants issued totaled 821,250 which previously had an exercise price of $3.60. The amendment reduced the exercise price to $1.40. All other terms of the warrants remained the same.

Notes Payable

Since December 31, 2014, the Company borrowed $310,000 each from directors, Mr. Hanson and Mr. Davis.  The loans are unsecured at a stated interest rate of 10% and mature on June  30, 2015.

EXHIBIT INDEX

Exhibit No.	Description
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

3.2	Amended and Restated Bylaws, effective as of March 18, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K/A filed on February 14, 2014)
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
10.19

Promissory Note dated March 4, 2014 in favor of Michael J. Hanson, in original principal amount of $1,500,000 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 5, 2014)

10.20

Financing Commitment Letter with Michael J. Hanson and James L. Davis, dated as of July 30, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2014)

10.21

Conversion Agreement with Trooien Capital, Michael J. Hanson, James L. Davis dated as of June 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2014)

10.22	Bridge Loan with Michael J. Hanson dated as of June 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 18, 2014)
10.23

Amendment to Conversion Agreement with Michael J. Hanson and James L. Davis, dated as of December 16, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014)

10.24	Amendment to Term Note with Margaret De Jonge Trust dated as of December 16, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014)
10.25	Employment Agreement with Bruce Whitmore, dated January 5, 2015 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on January 7, 2015)
10.26	Addendum to Finance Commitment Letter as of February 16, 2015 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on February 16, 2015)
10.27	Agreement between Michael J. Hanson and Registrant as of February 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8–K filed on February 9, 2015)
10.28

Securities Purchase Agreement by and among the Registrant and certain purchasers, including Form of Warrant as of February 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 4, 2015)

10.29

Securities Purchase Agreement by and among the Registrant and certain Purchasers, as of September 19, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 22, 2014)

10.30

Form of Warrant to Purchase Common Stock of the Registrant, to be issued to the Purchasers  under the Securities Purchase Agreement, as of September 19, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on September 22, 2014)

14	Code of Ethics (incorporated by reference to Exhibit 14 to Company’s Current Report on Form 8-K filed on February 12, 2014).
21	List of Subsidiaries (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.0	Financials in XBRL Format.