Form 10-Q
period 2015-03-31
CACHET FINANCIAL SOLUTIONS, INC.
filed 2015-05-15
CIK 1487906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2015

or

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

As of May 15, 2015, there were 21,995,190 shares of our common stock outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE:  None.

Cachet Financial Solutions, Inc.

Form 10-Q

		Page
PART I	FINANCIAL INFORMATION	3
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 4.	Controls and Procedures	37
PART II	OTHER INFORMATION
Item 6.	Exhibits
SIGNATURES		40
EXHIBITS		E-1

PART 1. FINANCIAL INFORMATION

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$199,042	$112,221
Accounts receivable, net	557,334	314,743
Deferred commissions	91,032	80,348
Prepaid expenses	396,381	402,040
TOTAL CURRENT ASSETS	1,243,789	909,352

PROPERTY AND EQUIPMENT, net	383,846	295,925
GOODWILL	204,000	204,000
INTANGIBLE ASSETS, NET	1,289,752	1,437,001
DEFERRED COMMISSIONS	106,898	103,312
DEFERRED FINANCING COSTS	129,998	61,153
TOTAL ASSETS	$3,358,283	$3,010,743

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,222,911	$746,554
Accrued expenses	228,858	201,768
Accrued interest	119,905	182,184
Deferred revenue	664,134	747,113
Warrant liability	-	163,570
Current maturities of capital lease obligations	67,590	-
Current portion of long-term debt	2,574,973	2,070,217
TOTAL CURRENT LIABILITIES	4,878,371	4,111,406

CAPITAL LEASE OBLIGATIONS, net of current maturities	138,229	-
LONG TERM DEBT, net of current portion	2,566,486	2,566,486
WARRANT LIABILITY	49,000	146,000
DEFERRED REVENUE	390,585	412,219
ACCRUED INTEREST	219,167	160,593
ACCRUED RENT	15,833	25,333
TOTAL LIABILITIES	8,257,671	7,422,037

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Convertible preferred stock, $.0001 Par Value, 20,000,000 shares authorized, 0 and 2,229,702 shares issued and outstanding	-	223
Common shares, $.0001 Par Value, 500,000,000 shares authorized, 21,995,190 and 16,934,497 issued and outstanding	2,199	1,694
Additional paid-in-capital	50,069,405	47,307,314
Accumulated deficit	(54,970,992)	(51,720,525)
TOTAL SHAREHOLDERS' DEFICIT	(4,899,388)	(4,411,294)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$3,358,283	$3,010,743

See accompanying Notes to Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014
REVENUE	$1,005,439	$476,482

COST OF REVENUE	892,909	618,529
GROSS INCOME (LOSS)	112,530	(142,047)

OPERATING EXPENSES
Sales and Marketing	955,353	534,221
Research and Development	884,971	352,072
General and Administrative	1,074,038	1,018,190
TOTAL OPERATING EXPENSES	2,914,362	1,904,483

OPERATING LOSS	(2,801,832)	(2,046,530)

INTEREST EXPENSE	348,280	764,946

INDUCEMENT TO CONVERT DEBT AND WARRANTS	—	7,906

OTHER EXPENSE	14,375	52,501
NET LOSS	$(3,164,487)	$(2,871,883)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	18,754,072	6,117,842

Net loss per common share - basic and fully diluted	$(0.17)	$(0.47)

See accompanying Notes to Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In-	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2014	2,229,702	$223	16,934,497	$1,694	$47,307,314	$(51,720,525)	$(4,411,294)
Issuance of convertible preferred stock and warrants, net of costs	1,857,500	186	-	-	1,847,484	-	1,847,670
Conversion of debt into preferred stock	217,391	22	-	-	249,978	-	250,000
Series A & B preferred stock conversion into common stock	(4,304,593)	(431)	4,985,930	498	(67)	-	-
Conversion of warrant liability to additional paid-in-capital	-	-	-	-	420,090	-	420,090
Payment of preferred dividend paid with common shares	-	-	74,764	7	85,973	(85,980)	-
Issurance of warrants for capital lease arrangement	-	-	-	-	76,489	-	76,489
Warrant issued for professional fees	-	-	-	-	11,238	-	11,238
Stock compensation expense	-	-	-	-	70,906	-	70,906
Net loss	-	-	-	-	-	(3,164,487)	(3,164,487)
Balance March 31, 2015	-	$-	21,995,191	$2,199	$50,069,405	$(54,970,992)	$(4,899,388)

See accompanying Notes to Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
OPERATING ACTIVITIES
Net loss	$(3,164,487)	$(2,871,883)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount/amortization of financing costs	229,664	35,851
Accrued debt related costs	-	560,634
Change of fair value of warrant liability	-	(93,000)
Depreciation and amortization of intangibles	194,745	106,544
Stock compensation	70,906	46,510
Warrants issued for professional services	11,238	-
Amortization of deferred commissions	26,262	24,091
Debt/warrant inducement and share price adjustment	-	7,906
	(2,631,672)	(2,183,347)
Changes in operating assets and liabilities:
Accounts receivable	(242,591)	20,356
Deferred commissions	(40,531)	(26,427)
Prepaid expenses	5,659	23,914
Accounts payable	556,509	67,116
Accrued expenses	17,590	85,311
Accrued interest	(3,705)	259,717
Deferred revenue	(104,613)	54,175
Deferred financing costs	-	57,652
Net cash used in operating activities	(2,443,354)	(1,641,533)

INVESTING ACTIVITIES
Purchase of fixed assets	(6,329)	(590)
Cash paid for acquisition	-	(1,125,000)
Net cash used in investing activities	(6,329)	(1,125,590)

FINANCING ACTIVITIES
Proceeds from issuance of notes and warrants	750,000	2,865,000
Repayment of notes	(31,093)	(350,000)
Issuance of shares of convertible preferred stock, net of costs	1,847,670	-
Repayment of capital lease	(3,424)	-
Repayment of bank borrowing	(26,649)	(137,383)
Proceeds from bank borrowing	-	330,020
Net cash provided by financing activities	2,536,504	2,707,637

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	86,821	(59,486)
CASH AND CASH EQUIVALENTS
Beginning of period	112,221	150,555
End of period	$199,042	$91,069

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$121,967	$1,005

NONCASH FINANCING AND INVESTING TRANSACTIONS
Conversion of debt and interest to equity	250,000	986,793
Fixed asset purchases in accounts payable cancelled	80,156	-
Capital lease obligations	209,245	-
Debt issuance costs in exchange for warrants	76,489	-
Common stock issued for preferred stock dividends	85,980	-
Conversion of warrant liability to additional paid-in-capital	420,090	-

See accompanying Notes to Condensed Consolidated Financial Statements.

1.            Nature of Operations and Summary of Significant Accounting Policies

Nature of Business and Operations Overview

Cachet Financial Solutions, Inc. (the “Company” or “Cachet”) is a provider of technology solutions and services to the financial services industry.  The Company’s solutions and services enable its clients—banks, credit unions and other types of financial institutions or financial service organizations—to provide their customers with remote deposit capture technology (“RDC”) and related services. The Company’s cloud based Software as a Service (“SaaS”) RDC solutions allow customers to scan checks remotely through their smart phones or other devices and transmit the scanned, industry compliant images to a bank for posting and clearing.  In addition, the Company’s offerings include a mobile wallet solution which provides a virtual account for customers that do not have a bank account and is focused on the pre-paid card market.  Through the Company’s cloud based SaaS mobile wallet offering we provide consumers the ability to deposit and withdraw funds, transfer funds, and pay bills with their mobile phone or tablet.  As of March 31, 2015, we had entered into 385 contracts with customers for our products and services.  Approximately 276 of those agreements were “active,” meaning that they have implemented the RDC software enabling the processing of customer transactions or deployed the mobile wallet application.  The Company offers its services to financial institutions in the United States, Canada and Latin America.  Our business operations are conducted through our wholly owned subsidiary, Cachet Financial Solutions Inc., a Minnesota corporation.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Cachet Financial Solutions Inc. as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015.  The wholly owned subsidiary is the only entity with operational activity and therefore no intercompany transactions exist with the parent entity which would need to be eliminated.  The Company has prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements included herein, without audit, are pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Company believes that all necessary adjustments, which consist only of normal recurring items, have been included in the accompanying condensed consolidated financial statements to present fairly the results of the interim periods. The results of operations for the interim periods presented are not necessarily indicative of the operating results to be expected for any subsequent interim period or for the year ending December 31, 2015.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.  From inception to March 31, 2015, the Company has cumulative operating losses of approximately $55.0 million, and as of March 31, 2015, our current liabilities exceeded our current assets by approximately $3.6 million. In 2015, the Company expects to continue to grow our client base and increase our revenues through higher RDC transaction volumes and monthly active user fees (“MAUs”) from our Select Mobile Money offering.  Nevertheless, the Company expects to continue to incur operating losses through December 31, 2015.  The Company engaged an investment firm to assist in raising additional capital through the issuance of debt and equity. The Company’s ability to continue as a going concern is dependent on raising additional capital to support operations and refinance maturing debt.  In addition, the Company had a note payable maturing on April 30, 2015, with a principal and accrued interest balance as of March 31, 2015 of approximately $583,000, and has an outstanding balance including accrued interest of approximately $1.1 million on a line of credit with one of its directors.   The Company entered into an amendment in May 2015 to extend the maturity date of the note due on April 30, 2015 to December 31, 2015.  Under the new agreement, the Company is required to make monthly payments of $50,000 beginning May 31, 2015 and continuing to December 31, 2015, which any remaining principal and unpaid accrued interest become due.  The line of credit is payable to the director upon the earlier of the Company completing financings with gross proceeds of $10 million or July 31, 2015.  The Company entered into $400,000 of notes payable with two directors during the three months ended March 31, 2015 which mature on June 30, 2015.  There is no assurance we will be successful in raising the needed capital to fund our operations to December 31, 2015.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On July 30, 2014, the Company entered into a financing commitment letter with two directors to lend the Company up to $2.5 million through December 31, 2014, bearing interest at 10%, and due January 31, 2015, which was later extended to January 31, 2016.  If any portion of the notes issued under the commitment letter was outstanding beyond January 31, 2016, the default interest rate would be adjusted to 18%.  During the three months ended March 31, 2015, the Company had additional advances totaling $350,000.  As part of a PIPE transaction completed in February 2015, Michael J. Hanson, one of the Company’s directors converted, $250,000 of the balance owed under the commitment letter into 217,391 shares of Series B Convertible Preferred Stock and was issued a five-year warrant to purchase an aggregate of 217,391 shares of its common stock at a per-share price of $1.15.  As of March 31, 2015, the Company had an outstanding obligation under the commitment letter, including accrued interest totaling approximately $472,000.

During the three months ended March 31, 2015, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15.  Net proceeds to the Company after offering costs were approximately $2.2 million, including the cancellation of $250,000 in debt held by Michael J. Hanson, one of our directors.  None of the investors in this offering were deemed affiliates of the Company, except for one of our directors, Michael J. Hanson.  Also in February 2015, the Company amended the terms of the $2.5 million commitment letter agreement to extend the maturity date of the outstanding principal balance owed as of this date of $450,000 to January 31, 2016 at a rate of 10% per annum.  As part of the amendment, the directors did not renew the remaining amount available under the original terms of the commitment letter.

The Company will require additional funds to continue its operations and therefore has engaged an investment banking firm to assist in completing an equity or equity-linked capital raise.  There is no assurance the Company will be successful in raising the needed capital to fund its operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The Company commences revenue recognition for its SaaS technology platform and professional services when all of the following criteria are met:

there is persuasive evidence of an arrangement;

the service has been or is being provided to the customer;

collection of the fees is reasonably assured; and

the amount of fees to be paid by the customer is fixed or determinable.

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

Accounts Receivable

Accounts receivable represent amounts due from customers.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was approximately $15,000 and $25,000 as of March 31, 2015 and December 31, 2014, respectively. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk.

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

On February 12, 2014, Cachet Financial Solutions (Minnesota) completed a merger transaction (the “Merger”) with DE Acquisition 2, Inc.  (“DE2”), a Delaware corporation and public company with no operations. Pursuant to the terms of the Merger, each share of common stock of Cachet Financial Solutions (Minnesota) that was issued and outstanding at such time was cancelled and converted into 10.9532 (the “exchange ratio”) shares of DE2’s common stock.  Subsequently DE2 changed its name to Cachet Financial Solutions, Inc.

On March 18, 2014, the Company completed a reverse stock split of its issued and outstanding common stock on a 1-for-10.9532 basis. The Company’s authorized capital shares previous to this transaction consisted of 22,500,000 shares of $.01 par value common stock and 2,500,000 shares of preferred stock.  As a result of the DE 2 transaction, the Company’s new authorized capital consists of 500,000,000 shares of $.0001 par value common stock and 20,000,000 shares of preferred stock.

All amounts in the accompanying financial statements and notes related to shares, share prices and loss per share reflect retrospective presentation of the reverse split.

The following table reflects the amounts used in determining loss per share:

	Three Months Ended
	March 31,	March 31,
	2015	2014
Net loss	$(3,164,487)	$(2,871,883)
Weighted average common shares outstanding	18,754,072	6,117,842
Net loss per common share – basic and diluted	$(0.17)	$(0.47)

The following potential common shares were excluded from the calculation of diluted loss per share from continuing operations and diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	As of
	March 31,	March 31,
	2015	2014
Stock Options	2,868,140	752,167
Warrants	11,745,052	1,209,462
	14,613,192	1,961,629

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

Stock-Based Compensation

The Company accounts for stock-based compensation using the estimated fair values of warrants and stock options. For purposes of determining the estimated fair values the Company uses the Black-Scholes option pricing model.  For the periods prior to the Company’s common stock being traded, the Company estimated the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded; for later periods, the

Company includes its actual common stock trading to compute volatility.  The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. The Company uses the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over the vesting period.  The fair values of stock award grants are determined based on the number of shares granted and estimated fair value of the Company’s common stock on the date of grant.

Research and Development Costs

The Company considers those costs incurred in developing new processes and solutions to be research and development costs and they are expensed as incurred.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The core principle of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The ASU may also result in enhanced disclosures about revenue. For public entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, however, in April 2015, the FASB voted to propose a one year deferral of the effective date. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-03 will have a material impact on our consolidated financial statements.

2.            Note Receivable

The Company has a note receivable, bearing interest at 5%, for fees being refunded for an unsuccessful capital raising transaction. The note has a face value of $501,000 and was due in October 2013. The collectability of this note is uncertain and the Company has established a reserve for 100% of the balance owed as of March 31, 2015 and December 31, 2014.  In February 2015 the Company obtained a default judgment in our favor relating to such note in the amount of approximately $542,000 (including interest).  Due to the financial limitations of the judgment debtor, the Company continues to believe the collectability of the note is uncertain and therefore maintains a reserve for 100% of the balance owed.

3.            Prepaid Expenses

Prepaid expenses primarily consist of prepayment of licenses and maintenance fees, or deposits with, the providers of RDC software capabilities to the Company.

4.            Property and Equipment

Property and equipment consists of the following:

	As of
	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
Computer equipment	$216,486	$216,486
Data center equipment	654,150	444,906
Purchased software	570,860	651,016
Furniture and fixtures	84,433	84,433
Leasehold improvements	64,353	58,024
Total property and equipment	1,590,282	1,454,865
Less: accumulated depreciation	(1,206,436)	(1,158,940)
Net property and equipment	$383,846	$295,925

Depreciation expense was approximately $47,000 and $65,000, for the three months ended March 31, 2015 and 2014, respectively.

5.             Accrued Expenses

Accrued expenses consist of the following:

	As of
	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
Accrued compensation	$188,105	$128,135
Accrued rent	37,537	36,149
Accrued sales tax	3,216	37,484
Total accrued expenses	$228,858	$201,768

6.             Financing Arrangements

The Company has obtained debt financing through bank loans and loans from directors and other affiliated parties and unaffiliated third party investors.  Certain of the debt was issued with warrants that permit the investor to acquire shares of the Company’s common stock at prices as specified in the individual agreements. See Note 12 for additional information regarding conversions of debt and accrued interest into common stock for the three months ended March 31, 2015.

Following is a summary of debt outstanding:

	As of
	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
Notes Payable to Directors and Affiliates	$1,850,000	$1,350,000
Convertible Term Loan, due December 2016, interest at 10%	2,300,000	2,300,000
Series Subordinated Note, due April 2015 Stated interest rate of 12%	582,715	613,808
Notes Payable, due the earlier of raising $10 million in proceeds from private placements or January 2016, interest between 8.25% and 12%	74,486	74,486
Note Payable, due August 2021, interest 0%	192,000	192,000
Installment Note Payable – Bank	225,594	252,244
Total	5,224,795	4,782,538
Unamortized discount	(83,336)	(145,835)
Total debt, net	5,141,459	4,636,703
Less: current maturities	2,574,973	2,070,217
Long-term portion	$2,566,486	$2,566,486

Future maturities of long-term debt at March 31, 2015 are as follows:

Nine months ending December 31, 2015	$2,574,973
2016	2,374,486
2017	-
2018	-
2019	-
2020	-
Thereafter	192,000
$5,141,459

Notes Payable to Directors and Affiliates

The Company issued a total of $1,850,000 of new notes to two directors from January 2014 through March 31, 2015.  Of this amount, $400,000 in principal amount of the notes bears interest at a rate of 10% and becomes due June 30, 2015.  A total of $450,000 was advanced under the June 2014 letter agreement described below, and $1,000,000 represents the outstanding balance on a line-of-credit agreement with one director of the Company.  The original terms of the line-of-credit agreement provided for a stated interest rate of 10% on the principal amount outstanding.  Both the principal and unpaid accrued interest is payable upon the earlier of September 30, 2014 or completion of a public offering of securities. There are no financial covenants with the line-of-credit.  Through the second quarter of 2014, the Company had drawn down the entire $1,500,000 under this facility.  At the option of the director, all the principal and unpaid accrued interest under the line-of-credit could have been converted upon the completion of an IPO of the Company’s common stock at a 20% discount to the price at which the shares are of the Company’s stock were sold in the offering.  The director exercised this conversion right with respect to $500,000 of indebtedness in connection with our July 2014 IPO into 416,667 shares of common stock and also received five-year warrants to purchase a total of 333,333 shares of the Company’s common stock at an exercise price of 125% of the IPO price or $1.88 per share.  The amount of principal owed under the $1.5 million line-of-credit as of March 31, 2015 and December 31, 2014 was $1,000,000 plus accrued interest of $96,630 and $71,973, respectively.

As a result of the Company completing its IPO on July 14, 2014, the Company determined there was a beneficial conversion feature related to the $1.0 million outstanding balance of the line-of-credit which totaled $250,000.  This amount was recorded as a discount to the debt and is being amortized into interest expense through the maturity date of July 31, 2015.  For the quarter ended March 31, 2015, the Company recorded interest expense of $62,499 related to amortization expense associated with the beneficial conversion feature. The unamortized balance of the beneficial conversion feature as of March 31, 2015 and December 31, 2014 was approximately $83,000 and $146,000 respectively.

On July 30, 2014, the Company entered into a financing commitment letter with two directors to lend the Company up to $2.5 million through December 31, 2014, bearing interest at 10%, and due January 31, 2015, which was later extended to January 31, 2016.  If any portion of the notes issued under the commitment letter was outstanding beyond January 31, 2015, the default interest rate would be adjusted to 18%.  As of December 31, 2014 there was $350,000 outstanding.  On February 3, 2015, Michael Hanson, one of our directors, converted $250,000 of the amount owed into 217,391 shares of Series B Convertible Preferred Stock (which Series B Convertible Preferred Stock was converted into common stock on February 27, 2015).   Also in February 2015, the Company amended the terms of the commitment letter to extend the repayment of the outstanding principal balance owed as of that date of $450,000 to January 31, 2016 at a rate of 10% per annum (See Note 16 “Subsequent Events”).  As part of the amendment, the directors did not renew the remaining amount available under the original terms of the commitment letter.  As of March 31, 2015, the total principal and accrued interest amount outstanding owed to its directors related to advances under the commitment letter equaled $450,000 and $22,123, respectively.

Convertible Term Loan, due December 2016

In December 2013, the Company entered into an agreement to issue convertible notes to an investor in a principal amount of up to $4 million. The proceeds of borrowings under the notes are expressly to be used to repay amounts owed under the Company’s senior secured note payable issued to another investor. Borrowings under the agreement bear interest at 10% and the note matures in December 2016. In the event of default, the interest rate increases by either 2% or 4%, depending on the nature of the default.  Under the note agreement, the investor has the right, but not the obligation, to advance additional amounts up to the $4 million. The terms of the agreement provide that the investor may have several options to convert the notes at varying rates and times following the completion of a qualifying financing transaction. Depending on the timing of conversion, the holder may also receive warrants to purchase common stock. In addition to conversion of the notes, the holder has the right to request shares of common stock, rather than cash, as payment for interest.  In May 2014 the Company agreed to include $356,616 in principal and accrued interest of the convertible notes, due March 2015, under the terms of the Convertible Term Loan, due December 2016.

On May 12, 2014, the Company entered into an agreement to amend the conversion terms of the Convertible Term loan, due December 2016 as follows:

First Conversion Right.  The holder had the right at its election to convert the principal and accrued interest of the note into common stock at a conversion rate equal to 90% of the price based on the terms offered in the Convertible Subordinated Note, due June 2015.  The first conversion right was extended for a period of 120 days following the closing date of the IPO, July 14, 2014.  Upon the holder’s election to convert, the conversion price would have equaled 125% of the price at which the common stock was sold in the IPO.  The first conversion right had expired as of March 31, 2015.

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

As a result of the Company completing its IPO on July 14, 2014, the Company determined there was a beneficial conversion feature related to the remaining $2.3 million outstanding balance of the Convertible Term Loan, due December 2016 which totaled $894,444.  This amount was recorded as a discount to the debt and was amortized into interest expense on a straight-line basis over the 120 days following the closing of the IPO which represents the period that during which the debt could be converted at a discount to the IPO price.  The Company recorded interest expense of $894,444 related to amortization expense associated with the beneficial conversion feature for the year ended December 31, 2014.   Since the beneficial conversion feature was recorded in July 2014, none of the $894,444 was recognized in interest expense during the three months ended March 31, 2015 or 2014. The beneficial conversion feature was fully amortized at November 2014.  The balance of the note as of March 31, 2015 and December 31, 2014 was $2.3 million plus accrued interest of $196,986 and $140,275, respectively.

Series Subordinated Note

 The series subordinated note totaling $613,808 in principal and accrued interest of $100,745 as of December 31, 2014 was originally due in December 2014.  In December 2014, the Company amended the terms of the note to include monthly installments of $50,000 due December 2014 and an additional $50,000 due at the end of each following month through April of 2015, when the remaining principal balance and related accrued interest becomes due.  In May 2015, the Company amended the note agreement to provide payments equal to $50,000 starting on May 31, 2015 and continuing each subsequent month end till December 31, 2015, which the entire remaining principal and accrued interest is due.

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

Note Payable, due August 2021

In August 2014, the Company entered into a 0% interest $192,000 note payable with the State of Minnesota as part of an Angel Loan program fund.  There are no financial loan covenants associated with the loan, which has a maturity date of August 2021.  The loan contains a provision whereby if the Company transfers more than a majority of its ownership, the loan becomes immediately due, along with a 30% premium amount of the principal balance. In addition, if the Company is more than 30 days past due on any payments owed under the loan, the interest rate increases to 20% per annum.

Installment Note Payable – Bank

In March 2014, the Company entered into an installment note with a bank for a total of $330,020. The note bears interest at the prime rate plus 1%, but not less than 5%.  The note is due on demand; if no demand is made then the note is due in monthly payments of $9,903 from April 2014 through April 2017.  Borrowings are secured by substantially all of the Company’s property and are guaranteed by three of the Company’s directors.   The principal balance as of March 31, 2015 and December 31, 2014 was approximately $226,000 and $252,000, respectively.  In April 2015, the Company entered into a new installment note replacing the above mentioned note.  The balance of the existing note totaled approximately $216,000, while the new note was issued for approximately $330,000.  The Company received the net amount between the two notes or $113,000, which was primarily used for working capital purposes.  The new note bears interest at the prime rate plus 1%, but not less than 5%.  The note is due on demand; if no demand is made then the note is due in monthly payments of $9,903 from May 2015 through May 2018.  Borrowings remained secured by substantially all of the Company’s property and are guaranteed by three of the Company’s directors.

Other Information Regarding Debt

The prime interest rate was 3.25% at March 31, 2015 and December 31, 2014.

As a result of either the short term duration or recency of the financing, the Company believes that the fair value of its outstanding debt approximates market value.

7.             Employee Benefit Plan

The Company has a  defined contribution 401(k) saving plan covering all employees satisfying certain eligibility requirements.  The plan permits, but does not require, Company contributions; the Company did not make any contributions for the three months ended March 31, 2015 and 2014.

8.             Commitments and Contingencies

Operating Leases

The Company leases approximately 22,000 square feet of office space in Chanhassen, Minnesota.  The lease commenced on May 1, 2012 and extends through August 31, 2016.  In addition to the office space, the Company leases certain office furniture and equipment under operating leases through November 2016.  The Company entered into a lease agreement in April 2014 for a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of the acquisition of Select Mobile Money.  The lease commenced on May 1, 2014 and extends through June 30, 2017.   Rent expense under all leases for the three months ended March 31, 2015 and 2014 were $126,978 and $75,261.

The Company’s office space lease calls for rent increases over the term of the lease. The Company records rent expense on a straight line basis using average rent for the term of the lease. The excess of the expense over cash rent paid is shown as accrued rent.

The Company also has various computer leases with three year terms. The Company is recording the expense on a monthly basis.

Total future minimum contractual lease payments for all operating leases are as follows:

Nine months ending December 31, 2015	$288,012
2016	275,235
2017	52,517
2018	2,995
2019	657
$619,416

Capital Leases

The Company entered into a capital lease arrangement with one of its directors in March 2015 for certain computer equipment with an imputed interest rate of 7.3% per year.  The lease requires monthly payments of $6,668 per month through November 2017.    The total cost included in property and equipment as of March 31, 2015 totaled approximately $210,000.  Amortization expense was $0 for the three months ended March 31, 2015 and 2014.

Future lease payments under the capital lease are as follows:

Nine Months Ending December 31, 2015	$60,011
2016	80,015
2017	76,237
Total payments	216,263
Less: portion representing interest	(10,444)
Principal portion	205,819
Less: current portion	(67,590)
Long-term portion	$138,229

Future maturities of capital lease obligations are as follows:

Nine Months Ending December 31, 2015	$55,136
2016	75,849
2017	74,834
$205,819

In February 2015, the Company entered into an agreement with a director, James L. Davis which guarantees financial responsibility for the obligations under the terms of a lease arrangement which he entered into on behalf of the Company.  In addition, the Company entered into an agreement with Mr. Davis which provides for the same lease terms as he entered into on behalf of the Company.  The three-year lease agreement provides financing up to $500,000 of computer equipment the Company procured for its data centers to accommodate the overall increase in transactions and ensure it is able to meet customer uptime requirements.   As consideration to the director for entering into the lease, the Company issued the director a five-year warrant to purchase up to 407,614 shares of common stock at $1.15 per share.  The warrant was 100% vested and exercisable upon issuance.

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

Financial Service Agreements

In January 2015, the Company entered into an engagement letter with a new financial advisory services company.  The terms of this agreement include a six month term in which the financial advisory services company will assist the Company is completing a $15.0 million public offering of its equity or equity-linked securities at a 7% commission. In addition, the Company agreed to provide the financial advisory services company warrants equal to 7% of the securities issued in the offering at 120% of the price of the securities sold under the offering.  The terms of the warrant will be five years from the closing date of the offering.   The Company also agreed to reimburse any reasonable out of pocket expenses in connection with this engagement.  The agreement is cancelable by either party with a 30 day notice.

9.             Income Taxes

The Company has not recorded a current or deferred tax provision for the three months ended March 31, 2015 or 2014 due to the Company’s net losses and the uncertainty of realization of any related tax benefit in the future.   Due to the full valuation allowance on the Company’s net deferred tax assets, there was no deferred tax benefit or provision recorded as a result of the tax status conversion from an S corporation to a C corporation effective January 1, 2014.

The Company recognizes tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  The Company had no uncertain tax positions as of March 31, 2015 or December 31, 2014.    It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company does not expect any material changes in unrecognized tax positions over the next twelve months.

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

The aggregate purchase price of up to $2,125,000 includes $1,125,000 paid at closing and contingent consideration aggregating up to $1,000,000 based on satisfaction of certain performance related contingencies.  The performance related contingencies are as follows: (1) $375,000 in the event the Company enters into a new master services agreement or other agreement with Visa U.S.A. Inc. or any affiliate of Visa, (2) $250,000 on or before April 15, 2014 upon the Company’s receipt of written confirmation from MoneyGram Payment Systems, Inc. on or before April 14, 2014 that its service is operational pursuant to a previously executed contract between DFI and MoneyGram, and (3) $375,000 upon the Company’s execution of a contract with U.S. Bank on or before August 1, 2014.  The Company received written confirmation from MoneyGram Payment Systems that its service was operational as of April 7, 2014 and the $250,000 was paid in May 2014.  The Company also entered into a master services agreement with Visa U.S.A. Inc. in July 2014 resulting in $375,000 of contingent consideration becoming due.  The Company made a payment to DFI in July 2014 related to the signing of this contract.  The Company received a contract with U.S. Bank in July 2014, resulting in the third and final contingent consideration becoming due of $375,000.  The Company made the final installment payment in October 2014.

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

The fair value of assets acquired and liabilities assumed has been determined based upon our estimates of the fair values of assets acquired and liabilities assumed in the acquisition as determined by an independent third-party valuation firm.  The Company recorded goodwill because the purchase price exceeded the fair value of net assets acquired, due to Select Mobile Money’s assembled workforce and other intangible assets which do not qualify for separate recognition as well as anticipated synergies to be realized from combining the Select Mobile Money operations with the Company’s.

The following tables set forth the unaudited pro forma results of the Company for the three months ended March 31, 2015 and 2014, as if the acquisition had taken place on the first day of the period presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined:

	Three Months Ended
	March 31,	March 31,
	2015	2014
	(unaudited)	(unaudited)
Revenues	$1,005,439	$498,516
Net Loss	$(3,164,487)	$(3,792,774)
Basic and diluted net loss per common share	$(0.17)	$(0.61)
Weighted average shares - basic and diluted	18,754,072	6,248,042

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

In conducting the annual impairment test of the Company’s goodwill, qualitative factors are first examined to determine whether the existence of events, or circumstances, indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a two-step impairment test is applied.  In the first step, the Company calculates the fair value of the reporting unit and compares that amount with the reporting unit’s carrying amount, including goodwill.  If the carrying amount exceeds the fair value, the Company performs the second step of measuring the amount of the goodwill impairment loss, if any, by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of goodwill.  This requires performing a hypothetical application of the acquisition method to determine the implied fair value of goodwill after measuring the reporting unit’s identifiable assets and liabilities.

Goodwill was $204,000 as of March 31, 2015.  The Company conducted its annual goodwill impairment test as of December 31, 2014 and determined there to be no indication of impairment.  The Company will continue to monitor conditions and changes that could indicate an impairment of goodwill.

As of March 31, 2015, the Company determined that no triggering events had occurred since December 31, 2014 and the Company’s finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

	Amortizable	March 31, 2015
	Period	Gross	Accumulated	Net
	(years)	Assets	Amortization	Assets
Customer Contracts	3 - 5	$1,000,000	$(297,702)	$702,298
Proprietary Software	3	917,000	(329,546)	587,454
Total identified intangible assets		$1,917,000	$(627,248)	$1,289,752

Amortization expense for identified intangible assets is summarized below:

			Statement of
	Three Months Ended		Operations
	March 31, 2015	March 31, 2014	Classification
Customer Contracts	$70,833	$18,641	Cost of Revenue
Proprietary Software	76,416	22,611	Cost of Revenue
Total amortization on identified intangible assets	$147,249	$41,252

Based on the identified intangible assets recorded at March 31, 2015, future amortization expense is expected to be as follows:

Nine Months Ending December 31, 2015	$441,750
2016	$589,000
2017	170,000
2018	75,000
2019	14,002
$1,289,752

12.           Shareholders’ Equity

Reverse Merger

On February 12, 2014, Cachet Financial Solutions (Minnesota) completed a merger transaction with DE Acquisition 2, Inc.  (“DE2”), a Delaware corporation and public company with no operations. Pursuant to the terms of the Merger, each share of common stock of Cachet Financial Solutions (Minnesota) that was issued and outstanding at such time was cancelled and converted into 10.9532 (the “exchange ratio”) shares of DE2’s common stock. As a result of the Merger, all of the outstanding warrants and stock options of Cachet Financial Solutions (Minnesota) at the time were converted and exchanged for warrants and stock options of DE2. The number of shares subject to, and the exercise prices of, DE2 convertible securities issued under the exchange was determined by application of the exchange ratio to the terms of the convertible debt and options of Cachet Financial Solutions (Minnesota) outstanding as of the merger date. Subsequently DE2 changed its name to Cachet Financial Solutions, Inc.

On dates up to 30 and 120 days following the Merger, additional shares were required to be issued to those DE2 shareholders existing immediately prior to the Merger, for no additional consideration, such that they would hold 3% of the fully diluted shares of the Company outstanding as of those dates.  Accordingly, as of the 120th day following the Merger, the Company issued an additional 32,484 shares to the shareholders of DE2.

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

Convertible Preferred Stock

During 2014, the Company issued 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 2,229,702 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share). Net proceeds to the Company after offering costs were $3.0 million.  During the three months ended March 31, 2015, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15.  Net proceeds to the Company after offering costs were approximately $2.2 million, including the cancellation of $250,000 in debt held by Michael J. Hanson, one of our directors.  In February 2015, all  2,238,702 outstanding Series A preferred shares were converted into 2,920,039 shares of the Company’s common stock, while all 2,065,891 outstanding Series B preferred shares converted into 2,065,891 shares of the Company’s common stock.   In addition, the Company issued 74,765 shares of common stock to the Series A and B convertible preferred holders related to the 8% dividend accrued through the conversion date. None of the investors in this offering were deemed affiliates of the Company, except for one of our directors, Michael J. Hanson.

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

Common Stock

The estimated fair value assigned to shares issued for other than cash was based upon recent cash sales transactions.  The following common stock issuances are in addition to the common stock issued as part of converting the Series A and B Convertible Preferred Stock referenced above:

During the three months ended March 31, 2014, the Company issued 456,486 shares of common stock to the shareholder of DE2 as consideration for completing the reverse merger described above.

In January 2014, $986,793 of debt and accumulated interest was converted into 246,867 shares of common stock.  The Company did not provide a share premium to those debt holders that converted in January 2014.

During the three months ended March 31, 2014, the Company exchanged warrants to purchase 19,692 shares of common stock with an exercise price of $4.00 for 3,938 shares of common stock.  The Company recorded $7,906 in other expense which represents the excess of the fair value of the stock issued and the fair value of the warrants as determined using the Black-Scholes option pricing model.

Warrants

In addition to warrants issued in connection with debt described above, the following are transactions involving issuance of warrants during the three months ended March 31, 2015 and 2014:

In January 2014, the Company issued warrants to purchase common stock equal to 25% of the principal amounts under certain short term notes payable.  The life of the warrants ranges between three and five years with an exercise price of $3.60.  The total number of shares issuable under the warrants totaled 821,250 related to a total of $3,285,000 short term notes issued by the Company from March 2013 to February 2014.  Of this total, $2,875,000 or 718,750 of the shares issuable under the warrants, relates to two directors of the Company.

In January 2015, the Company issued three individual investors warrants to purchase 75,000 shares of common stock as part of an agreement.  The warrants have a life of 10 years, an exercise price of $ 1.40 per share and were fully exercisable upon the date of issuance.  The Company recorded $11,238 in other expense during the three months ended March 31, 2015, which represents the fair value of the warrants as determined using the Black-Scholes option pricing model.

In February 2015, the Company issued a five-year warrant for the purchase up to 407,614 shares of common stock at $1.15 per share to a director of the Company in consideration for the director leasing certain IT equipment to the Company.  The total fair value of the warrant as determined using the Black-Scholes option pricing model totaled $76,489.  The Company will recognize the expense on a straight-line basis over the 3 year lease term as additional interest expense.

During the three months ended March 31, 2015, the Company issued five-year warrants to purchase 9,000 shares of the common stock at a per share price of $2.00 (since adjusted to $1.15 per share) as part of issuing 9,000 shares of Series A Convertible Preferred Stock.  Additionally, the Company issued five-year warrants to purchase 2,065,891 shares of common stock at a per share price of $1.15 as part of issuing 2,065,891 shares of Series B Convertible Preferred Stock.  Since the Company exceeded the $5.0 million of gross proceeds threshold in February 2015, the full-ratchet provisions provided in the terms of the warrants expired and at which time the warrant liability was classified to additional paid in capital.

In connection with the private placement of securities of the Company during the three months ended March 31, 2015, the Company issued its placement agents five-year warrants for the purchase of a total of 270 and 109,931 shares of common stock at $2.00 and $1.15 per share,  respectively.

The fair value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions for the three months ended March 31, 2015 and 2014:

Both
Periods
Expected term	1.5 - 5 Years
Expected dividend	0
Volatility	26% - 29%
Risk-free interest rate	0.25% - 1.37%

13.           Stock-Based Compensation and Benefit Plans

On February 9, 2010, the board of directors of Cachet Minnesota adopted the 2010 Equity Incentive Plan (2010 EIP).  The plan was approved by Cachet Minnesota’s shareholders.  Participants in the plan may include employees, officers, directors, consultants, and independent contractors.  As of March 31, 2015, the number of shares of common stock reserved for issuance under the 2010 EIP was 625,000 shares.  On February 12, 2014, the board of directors of the Company approved the assumption of the 2010 EIP as part of the reverse merger transaction with DE2; however it was agreed that no new grants would be made from the 2010 EIP.  On this same date the board of directors of the Company adopted the 2014 Equity Incentive Plan (the “2014 EIP”) covering an aggregate of 1,521,621 shares of common stock.  The 2014 EIP will be administered by the Company’s Board of Directors or an authorized committee.  The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant non-qualified (non-statutory) stock options for up to 100,000 common shares to new employees of the Company who are not officers of the Company during each fiscal year.  Incentives under the plan may be granted in one or a combination of the following forms: (a) non-statutory stock options (no incentive stock options may be issued, because the plan was not submitted to and approved by our stockholders); (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares.  Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors.  No person is eligible to receive grants of stock options and SARs under the plan with respect to more than 100,000 shares of common stock in any one year, in the aggregate.  The term of each stock option shall be determined by the board or committee, but shall not exceed ten years.  Vested stock options may be exercised in whole or part by the holder giving notice to the Company.  Options under the 2014 EIP may provide for the holder of the option to make payment of the exercise price by surrender of shares equal in value to the exercise price.  Options granted to employees generally vest over two to three years. Stock awards granted to non-employee directors generally vest 50% on the grant date and 50% on the first anniversary of the date of the grant. Options generally expire five years from the date of grant.

During the three months ended March 31, 2015, the Company issued options to purchase 465,000 shares with exercise prices ranging from $0.75 to $1.50 per share and an aggregate fair value of approximately $84,732. Of those options, options issued to executive management and directors outside of the 2014 EIP plan covered 295,000 shares and vest 1/3rd on date of grant and 1/3rd each of the first two anniversary dates thereafter.  A total of 40,000 options issued to a director vested 100% on the grant date in January 2015.

As of March 31, 2015, the Company had options outstanding with respect to a total of 643,812 shares granted under the 2014 EIP.  As of this date, the 2010 EIP had outstanding stock options issued to employees totaling 169,328 shares.  The Company had also issued outside of the EIP plans options with respect to 2,055,000 shares of common stock to directors, certain officers and business consultants.

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values.

Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three months ended March 31, 2015 and 2014 was as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Stock-based compensation costs included in:
Cost of revenue	$3,895	$2,175
Sales and marketing expenses	12,123	1,791
Research and development expenses	17,435	2,065
General and administrative expenses	37,453	40,479
Total stock-based compensation expense	$70,906	$46,510

As of March 31, 2015 the total compensation cost related to unvested options awards not yet recognized was $170,340. That cost will be recognized over a weighted average period of 1.5 years. There were no options exercised during the three months ended March 31, 2015 and 2014.

The estimated fair values of stock options granted and assumptions used for the Black-Scholes option pricing model were as follows:

	Three Months Ended
	March 31,	March 31,
	2015	2014
Estimated Fair Value	$84,732	$ N/A
Shares Issuable Under Options Granted	465,000	N/A
Expected Term	2 to 3 Years	N/A
Expected Dividend	0%	N/A
Volatility	26% to 27%	N/A
Risk Free Interest Rate	0.22% to 1.07%	N/A

The Company calculates the estimated expected life based upon historical exercise data. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options.  The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded for periods prior to its public offering. Subsequent to the Company’s public offering, the Company includes its actual common stock trading to compute volatility.  The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

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

2014 Associate Stock Purchase Plan

In September 2014, the Company’s Board of Directors approved the 2014 Associate Stock Purchase Plan, under which 500,000 shares were reserved for purchase by the Company’s associates (employees).  The Company has one year from September 2014 to obtain Shareholder approval for the plan to qualify for favorable tax treatment under IRS Section 422.  The purchase price of the shares under the plan is 85% of the lesser of the fair market value of a share of common stock on the first day of the offering period or the fair market value of a share of common stock on the last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan.  The first plan period started on September 1, 2014 and ended on December 31, 2014.  Since the June 30, 2015 plan period has not yet ended, no shares were purchased under the plan during the quarter ended March 31, 2015.

14.           Related Party Transactions

Balances with related parties consisting of members of the Board of Directors (no Company debt or warrants are held by the Company’s executive officers) for borrowings and warrants were as follows:

	As of
	March 31,	December 31,
	2015	2014
Debt held by related parties	$1,850,000	$1,350,000
Warrants held by related parties	4,672,623	4,265,009

	Three Months Ended
	March 31,	March 31,
	2015	2014
Related party interest expense	$38,466	$94,348

15.           Concentrations

The Company continues to rely on vendors to provide technology and licensing components that are critical to its solutions.  In addition, the Company engaged a development firm located in Toronto, Canada beginning in March 2014 to augment its software development efforts.  During the three months ended March 31, 2015, the Company expensed a total of $295,152, representing 16.0% of its total supplier expenditures.    No supplier represented more than 10% of our accounts payable balance at March 31, 2015.

One customer represented 13% of our total revenue or approximately $130,000 for the three months ended March 31, 2015 and represented 21% of the Company’s accounts receivable balance as of March 31, 2015.  No customer accounted for more than 10% of the Company’s revenue for the three months ended March 31, 2014.  Also, no customer accounted for more than 10% of its outstanding accounts receivable balance at December 31, 2014.

16.Subsequent Events

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

Notes Payable

Since March 31, 2015, the Company borrowed a total of  $408,000 from directors, Mr. Hanson and Mr. Davis.  The loans are unsecured at a stated interest rate of 10% and mature on June 30, 2015.

ITEM 2MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various forward-looking statements within the meaning of Section 21E of the Exchange Act. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth herein and in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in this document and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake to update any forward-looking statement.

OVERVIEW

Reverse Merger Transaction

Pursuant to an Agreement and Plan of Merger and Reorganization dated January 14, 2014, as amended on February 11, 2014 (the “Merger Agreement”), we acquired the business of Cachet Financial Solutions Inc., a Minnesota corporation.  The merger was completed and effective as of the close of business on February 12, 2014, upon the filing of Articles of Merger with the Minnesota Secretary of State (the “Effective Time”).

At the Effective Time and pursuant to the Merger Agreement:

•

each share of common stock of Cachet Financial Solutions (Minnesota) issued and outstanding immediately prior to the Effective Time was converted into the right to receive 10.9532 validly issued, fully paid and non-assessable shares of the Company’s common stock, with fractional shares rounded down to the nearest whole number (the “Exchange Ratio”); and

•

all securities convertible into or exercisable for shares of common stock of Cachet Financial Solutions (Minnesota) (including shares of common stock issuable upon exercise of issued and outstanding options and warrants) that were outstanding immediately prior to the Effective Time were converted into securities convertible into or exercisable for that number of shares of common stock of the Company as the holders thereof would have been entitled to receive if such securities of Cachet Financial Solutions (Minnesota) had been converted into or exercised for shares of common stock of Cachet Financial Solutions (Minnesota) immediately prior to the Effective Time, based on the Exchange Ratio. Under the Merger Agreement, the conversion and exercise price for securities convertible into, or exercisable for common stock of the Company is equal to the quotient obtained by dividing (i) the per-share price at which the convertible securities, options and warrants of Cachet Financial Solutions (Minnesota) were exercisable prior to the Effective Time by (ii) the Exchange Ratio.

In connection with the merger, we changed our corporate name to “Cachet Financial Solutions, Inc.” to reflect our ownership of the business of Cachet Financial Solutions (Minnesota).  Prior to the merger, our corporate name was “DE Acquisition 2, Inc.”

The merger represents a change in control of the Company inasmuch as greater than 50% of the issued and outstanding voting stock of Company, on a post-merger basis, came to be held by the former holders of securities of Cachet Financial Solutions (Minnesota).  As a result of the merger, the Company now owns Cachet Financial Solutions (Minnesota) and its entire business.

The foregoing description of the Merger Agreement and the transactions contemplated and effected thereby is not complete and is qualified in its entirety by the contents of the Merger Agreement.

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

In 2012, we began to increase our client base, adding clients that are expected to generate the transaction volume-based revenue that our business model is based upon. While they are expected to continue to increase, revenues from transaction volume has not yet grown to the level needed to support our current cost structure.  As a result, we have incurred operating losses since inception. The operating losses, combined with the financing and interest costs, have resulted in cumulative losses through March 31, 2015 of $55.0 million since inception.

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

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.  There were no significant changes to these accounting policies during the three months ended March  31, 2015.

RESULTS OF OPERATIONS:  THREE MONTHS ENDED MARCH 31, 2015 AND 2014

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operation information:

	Three Months Ended
	March 31,	% of total	March 31,	% of total	$ Increase	% Increase
	2015	revenue	2014	revenue	(Decrease)	(Decrease)
Revenue	$1,005,439	100%	$476,482	100%	$528,957	111.0%
Cost of revenue	892,909	88.8%	618,529	129.8%	274,380	44.4%
Gross profit (loss)	112,530	11.2%	(142,047)	(29.8)%	254,577	(179.2)%
Sales and marketing expenses	955,353	95.02%	534,221	112.1%	421,132	78.8%
Research and development expenses	884,971	88.0%	352,072	73.9%	532,899	151.4%
General and administrative expenses	1,074,038	106.8%	1,018,190	213.7%	55,848	5.5%
Total operating expenses	2,914,362	289.9%	1,904,483	399.7%	1,009,879	53.0%
Operating loss	(2,801,832)	(278.7)%	(2,046,530)	(429.5)%	(755,302)	36.9%
Interest expense	348,280	34.6%	764,946	160.5%	(416,666)	(54.5)%
Inducement to convert debt and warrants	—	—%	7,906	1.7%	(7,906)	(100.0)%
Other (income) expense	14,375	1.4%	52,501	11.0%	(38,126)	(72.6)%
Net loss	$(3,164,487)	(314.7)%	$(2,871,883)	(602.7)%	$292,604	(10.2)%

Revenues

Revenues for the three months ended March 31, 2015 increased 111% or $528,957 to $1,005,439, when compared to the prior year. The increase was primarily due to an overall increase in mobile RDC transactions processed which totaled 1,022,928 for the three months ended March 31, 2015, representing an increase of 61% or 388,072 from the prior year. The increase was attributable to an overall increase in the number of banks and credit unions which were “active” customers, meaning that they have implemented the RDC software enabling the processing of customer transactions.    As of March 31, 2015, we had entered into agreements to provide a total 384 of our products to approximately 330 banks and credit unions, of which 276 products were deployed, meaning that they have implemented

the RDC software enabling the processing of customer transactions.   This compares to a total of 348 signed agreements with 312 banks and credit unions, of which 252 were active as of December  31, 2014.  In addition, we generated approximately $143,000 of revenue for the three months ended March 31, 2015 for professional services, compared to $30,000 for the same period in the prior year. During the three months ended March 31, 2015, approximately 66% of our revenue was generated from transactional volume fees, monthly active user fees and other recurring support services.  Approximately 14% represents revenue from professional services primarily related to integration development work performed as part of implementing our mobile money product offering, while the remaining 20% was from implementation fees that are recognized over the lives of our contracts with financial institutions. As expected, as more clients have implemented our SaaS cloud based technologies they are starting to process more significant transactional and monthly active user fees and therefore, the mix of revenues continues to shift towards a higher percentage that are recurring in nature versus one-time implementation fees.

Since the March 2014 acquisition of Select Mobile Money from DeviceFidelity, we entered into several significant contracts, including Navy Federal Credit Union (“NFCU”), which is the world’s largest credit union. Our technology is part of a program designed to offer their members a money management tool geared towards students called Visa Buxx. Our Mobile Money application allows student card holders to view balances, request money from their parents through SMS, email or in-app notification, and use the locator feature to easily locate the nearest branch or ATM. In addition, the parents will also have the ability to monitor their teens’ transactions, current balances, transfer funds directly from their Navy Federal debit and credit card, and have the ability to suspend the card.  Based on the success of this program, we received an additional order from NFCU during the third quarter of 2014 to provide the same mobile technology for their General Reloadable Purpose Card (“GRPC”).  In December 2014, NFCU launched this prepaid card program labeled “Go Prepaid” making it available to all of its six million members.   We also received an order from USBank in 2014, who has partnered with Kroger, one of the largest grocery retailers in the world in a joint effort to offer its supermarket customers a prepaid card.   Our prepaid mobile application now offers Kroger’s supermarket customers a full suite of convenient mobile account services. Our application allows prepaid card users to view balances and transaction detail, reload money, including check-to-card loads with “instant good funds,” and transfer funds from inside the app. Powerful back-end analytics and messaging capabilities allows the supermarket to segment cardholder behavior and send relevant marketing messages to keep its customers engaged in using the mobile application.  USBank/Kroger went live with this program at the end of December 2014. In March 31, 2015, we received four additional orders from USBank to further expand the existing program and also add additional grocery stores within the Kroger family, including Fred Meyer and Ralph’s.

During the three months ended March 31, 2015, we recognized a total of approximately $51,000 of transactional revenue related to the various prepaid mobile programs that were live during the period.  This compares to $5,000 for the same period in the prior year.  Since a significant portion of the revenue we expect to generate from these programs will depend on the number of active users as well as fees earned through the reloading of the prepaid cards, ATM withdrawals and the transfer of money, we are currently unable to determine the overall impact these programs will have on our future revenues until we see the overall level of consumer adoption now that these programs are live.

Cost of Revenues

Cost of revenues for the three months ended March 31, 2015 was $892,909, an increase of 44% or $274,380, compared to the prior year. The increase was primarily due to an increase in amortization expense associated with the intangible assets acquired as part of the Select Mobile Money acquisition in March 2014. During the three months ended March 31, 2015, we recognized amortization expense of approximately $147,000.    In addition, the overall support costs for our data center and help deck were up approximately $46,000 when comparing the first three months of 2015 to 2014 due to higher levels of personal required to support a larger install base.  Total expenses associated with third-party vendors we’ve integrated into our overall solutions increased a total of approximately $71,000 when comparing the first three months of 2015 to the same period in the prior year.

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

Operating Expenses

Our operating expenses increased 53% or $1,009,879 to $2,914,362 for the three months ended March 31, 2015 compared to the prior year.

Sales and Marketing

Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses increased 79% or $421,132 to $955,353 for the three months ended March 31, 2015 compared to the prior year.    The primary reason for the increase was due to an increase in our employee compensation for sales and marketing.  Excluding stock compensation expense, compensation expense had increased by approximately $301,000 when comparing the first three months of 2015 to the same period in the prior year.  In addition, expenses incurred for tradeshows and other marketing programs increased approximately $84,000 when comparing the three months ended March 31, 2015 to the same period in the prior year.    Employee related travel expenses were also higher by approximately $25,000 for the three months ended March 31, 2015 when compared to the same period in the prior year.    Sales and marketing headcount as of March 31, 2015 was 16, an increase of 3, when compared to the prior year.      We continue to focus our efforts to maximize return on investment by attending many of the leading industry tradeshows, as we believe our presence is necessary to attract and retain new customers. We traditionally incur higher levels of tradeshow expenditures during the first and fourth quarters of our fiscal year compared to the second and third.   Stock compensation expense was $12,123 and $1,791 for the three months ended March 31, 2015 and 2014.  We currently anticipate our sales and marketing costs will be higher for 2015 compared to 2014 as we hired new sales employees during the second half of 2014 in an effort to increase our revenues for both our RDC business as well as promoting our new prepaid mobile wallet offering as part of the Select Mobile Money acquisition. We may also see an increase in sales and marketing costs as a result of higher levels of commission expense resulting from an increase in our revenue.

Research and Development

Research and development expenses include salaries, employee benefits, stock-based compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for the three months ended March 31, 2015 increased 151% or $532,889 to $884,971 when compared to the prior year.  The increase was primarily due to an overall increase in the number of software developers who were either employees of the Company or full-time contractors all focused on continuing to develop new features and solutions to help differentiate our service offerings in the marketplace.  During 2014 we released our new Select Business platform designed specifically for providing our RDC technology to banks and credit unions’ merchant customers.    Excluding stock compensation expense, our employee compensation, contractor costs and related expenses increased approximately $338,000 when comparing the three months ended March 31, 2015 to the prior year.    As of March 31, 2015, we had a total of 24 research and development employees and full-time contractors, compared to 5 as of March 31, 2014.    Expenses associated with software licenses and support increased approximately $26,000 when comparing the first three months of 2015 to the same period in the prior year.  Included in research and development expense was stock compensation expense of $17,435 and $2,065 for three months ended March 31, 2015 and 2014, respectively.  We believe our research and development expenses will be higher for the year ended December 31, 2015 compared to 2014 as a result of the additional employees and full-time contractors we added as part of the Select Mobile Money acquisition.

General and Administrative

General and administrative expenses include the salaries, employee benefits, stock-based compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses increased 5% or $55,848 to $1,074,038 for the three months ended March 31, 2015, when compared to the same period in the prior year. The increase was primarily due to an overall increase compensation of approximately $55,000 when comparing the first three months of 2015 to the same period in the prior year.  Included in general and administrative expense was stock compensation expense for the three months ended March 31, 2015 of $37,453 compared to $40,479 for the prior year. We believe our general and administrative costs will be higher for 2015 relative to 2014 as we anticipate incurring additional professional fees related to the ongoing requirements of a public company and also the anticipated costs associated with completing capital raises.

Interest Expense

Interest expense for the three months ended March 31, 2015 was $348,280 compared to $764,946 for the same period in 2014. The decrease was primarily driven from an overall decrease in the level of indebtedness when comparing the March 31, 2015 total of $5.1 million to the March 31, 2014 balance of $9.6 million.  Interest expense recorded during the three months ended March 31, 2014 associated with the loan used to finance our acquisition of Select Mobile Money totaled $214,130, of which $187,500 related to the fair value of common stock issued in April 2014 as part of the agreement.  In addition, we recognized $373,134 of interest expense during the first three month of 2014 associated with agreeing to issue $1.0 million of our stock as part of being granted an extension of the maturity date under our former senior secured note to May 12, 2014.  The total amount was amortized through the new maturity date of the note.

We also recorded a fair value adjustment related to the outstanding warrants issued to our former senior debt holder resulting in approximately a $4,000 decrease in interest expense when comparing the three months ended March 31, 2015 to the same period in the prior year.

Other Non-Operating Expense

Other non-operating expense for the three months ended March 31, 2015 totaled  $14,375 compared to $52,501 in 2014.   During the three months ended March 31, 2015, we recognized approximately $14,000 as finance costs, compared to $53,000 of finance costs for the same period in the prior year.

Income Taxes

Effective January 1, 2014 the Company’s S Corporation election terminated and the Company became subject to Federal and state income taxes.  Prior to 2014 the Company did not pay corporate income taxes on its taxable income, as the shareholders were liable for income taxes on their respective share of the Company’s taxable income. Therefore, no current or deferred tax provision was recorded prior to January 1, 2014. In connection with the reverse merger transaction on February 12, 2014, the public “shell company” changed its tax year end to December from its previous February year end.

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

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

Financial Condition.  At March 31, 2015 and December 31, 2014 we had approximately $199,000 and $112,000 in cash and cash equivalents. Our cash and cash equivalent balances consist of cash. Our financial condition and prospects critically depend on our access to financing in order to continue funding operations. During the three months ended March 31, 2015, the cash used in operating activities was approximately $2.4 million, an increase of $0.8 million from the same period in the prior year. Much of our cost structure arises from personnel and related costs and therefore is not presently subject to significant variability. Prior to our July 2014 IPO, we had historically utilized borrowings from accredited investors, including affiliates, to fund our working capital needs.  Since our July IPO to March 31, 2015, we completed two convertible preferred stock offerings, with total net proceeds of $5.3 million discussed below.  In addition, we continued to increase our short-term borrowings with two of our directors, which totaled $850,000 since our July IPO.

During 2014, the Company issued 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 2,229,702 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share). Net proceeds to the Company after offerings costs were $3.0 million. During the first three months of 2015, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15. The Series A preferred shares totaling 2,238,702 converted into 2,920,039 shares of the Company’s common stock, whereas the Series B preferred shares totaling 2,065,891 converted into 2,065,891 shares of the Company’s common stock.   In addition, the Company issued 74,765 shares of common stock to the Series A and B convertible preferred holders related to the accrued 8% dividend accrued through the conversion date.   Net proceeds to the Company after offering costs were approximately $5.3 million, including debt reduction of $250,000 held by one of our directors, Michael J. Hanson.

We will require additional funds to continue our operations beyond May 2015.  In the absence of securing new financing, the Company has continued rely  on other bank loans and short-term notes from its directors.  There can be no assurance the Company will be able to obtain new financing or additional financing from its directors.

Cash Flow

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2015 was approximately $2.4 million compared to approximately $1.6 million for the prior year. Our net loss in three months ended March 31, 2015 was approximately $3.2 million or approximately $0.3 million more when compared to the same period in 2014, although when adjusted for non-cash charges in our statement of operations, our cash flow used in operations before changes in working capital increased approximately $448,000 comparing the two periods. Changes in working capital included an increase in deferred commissions during the three months ended March 31, 2015 and 2014 of $40,531 and $26,427, respectively as a result of an overall increase in our revenues during these periods.  Our accounts receivable increased by $242,591 for the three months ended March 31, 2015, compared to a decrease of $20,356 for 2014.  The significant increase in accounts receivable during the first three months of 2015 was due to an overall increase in our revenues from the fourth quarter of 2014 to the first quarter of 2015.  Also, we had a significant percentage of our overall first quarter of 2015 being billed in the month of March, which all carry net-30 payment terms.  Prepaid expenses decreased $5,659 and $23,914 during the three months ended March 31, 2015 and 2014, respectively, as a result of expensing annual software and hardware support contracts over the period the services are provided and the amortization of prepaid software licenses. Other changes in working capital included a decrease in deferred revenue to $104,613 for the three months ended March 31, 2015 as compared to an increase of $54,175 for the same period in 2014. The decrease in deferred revenue for the first three months of 2015 was primarily due to the amortization of prepaid licenses and implementation fees for orders received during the period.  The increase for the same period in 2014 was primarily due to receipt of implementation and prepaid transaction fees associated with new clients.  Accrued expenses also increased during the three months ended March 31, 2015 and 2014 by $17,590 and $85,311, respectively, primarily as a result of an increase in accruals for various related operating costs incurred but unpaid at the end of both periods presented. Accrued interest expense declined during the three months ended March 31, 2015 by $3,705 compared to an increase of $259,717 for the prior year. The decrease in accrued interest for the three months ended March 31, 2015 was primarily due to the pay down of accrued interest owed to a subordinated note payable. The increase in accrued interest expense during the same period in the prior year was primarily due to the accrual of interest associated with the outstanding debt as of March 31, 2014.  Accounts payable balance increased during the three months ended March 31, 2015 by $556,509 compared to an increase of $67,116 for the same period in the prior year. The primary reason for the increase in accounts payable during the three months ended March 31, 2015 was that we incurred significant fees related to completing our equity offerings and other professional fees associated with completing our year-end audit.  The increase in accounts payable for the three months ended March 31, 2014 was also primarily due to an increase in professional service fees incurred through that date.  These services included completing the reverse merger, our annual audit, and providing legal defense regarding a potential trademark infringement.

Investing Activities

Purchases of fixed assets during the three months ended March 31, 2015 and 2014 totaled $6,329 and $590, respectively.  These purchases were primarily part of hardware and software upgrades to our data centers where we host our SaaS cloud based platforms for our customers.  We made a significant investment in our data centers during fiscal year 2012 and in order to accommodate the overall increase in transactions; we have procured an additional $0.2 million of computer equipment for our data center through a capital lease in March 2015 (See Note 8  “Commitments and Contingencies”).  Based on future growth, we may be required to make additional investments in our data centers.  Additional cash used in investing activities for the three months ended March 31, 2014, included $1.125 million related to the acquisition of Select Mobile Money.

Financing Activities

Net of debt issuance costs, our borrowings during the three months ended March 31, 2015 and 2014 totaled approximately $750,000 and $2.9 million, respectively.  The funds received during the first three months of 2015 from two of our directors were primarily used for working capital purposes.   We also made $31,093 in principal payments during the three months ended March 31, 2015 related to installment payments made against an outstanding note payable.  Of the $2.9 million received during the first three months of 2014,  $1.35 million was used to fund our acquisition of Select Mobile Money and $1.6 million was used for working capital. During the three months ended March 31, 2014, we repaid $250,000 owed under our senior secured financing arrangement and $100,000 owed under the secured convertible notes outstanding.   In addition, during the three months ended March 31, 2014, we repaid the entire outstanding installment note balance of $137,383 and the bank issued a new note for a total of $330,020.

During the three months ended March 31, 2015, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $1.15 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15.  Net proceeds to the Company after offering costs were approximately $2.2 million, including the cancellation of $250,000 in debt held by Michael J. Hanson, one of the Company’s directors.

Debt and Capital Resources.  Since inception in February 2010, we have raised capital to support operating losses incurred in development of our RDC capability infrastructure, the marketing expenses to increase our client base and the general and administrative functions to support our planned growth.  Our net losses from inception through March 31, 2015 of $55.0 million have been funded primarily through the issuance of equity, debt, and warrants.

The Company plans to raise additional capital in order to support the ongoing cash needs of operations including both working capital and future debt obligations.  The Company has entered into an agreement with an investment banking firm to assist in an equity offering of its securities. The timing and success of completing such an offering cannot be assured. Therefore, we may not be able to sell any securities or obtain any additional financing needed, or do so on terms and conditions acceptable or favorable to the Company, if at all.  If financing is not available, we may be forced to abandon our business plan or our entire business.   If we successfully enter into a financing transaction, any additional equity-linked financing would be dilutive to our shareholders, and additional debt financing, if any, may involve restrictive covenants.  Currently the Company has does not have enough funds for operations beyond May 2015.

OFF BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements as of March 31, 2015 or December 31, 2014.

CONTRACTUAL OBLIGATIONS

Operating and Capital Leases

At March 31, 2015, our leases consisted primarily of real estate and equipment, furniture and fixtures.  We conduct our U.S. operations primarily from a 22,000 square foot office space located in Chanhassen, Minnesota.  The lease commenced on May 1, 2012 and extends through August 31, 2016. We also lease a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of the acquisition of Select Mobile Money  in March 2014.  The lease commenced on May 1, 2014 and extends through June 30, 2017.    In addition to the office space, we lease certain office furniture and equipment under operating leases through November 2016.

In February 2015, we secured approximately $0.5 million of additional computer equipment for our data centers through a three-year capital lease with a director to support the overall increase in transactions and ensure we are able to meet the service level agreements we have with our customers.   If we continue to experience significant growth in the number of transactions we process, we anticipate we will need to make additional investments in our data centers of approximately $0.4 million by the end of 2015.

Debt Obligations

At March 31, 2015, we had total outstanding debt including principal and accrued interest of $5.5 million, of which $3.6 million is convertible into our common stock at the option of the holder.

The following table summarizes our obligations under contractual agreements as of March 31, 2015 and the time frame within which payments on such obligations are due:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years

Operating Lease Obligations	$824,535	$457,564	$364,344	$2,627	$—
Debt Obligations, including accrued interest	5,563,866	2,778,213	2,593,653	—	192,000

	$6,388,401	$3,235,777	$2,957,997	$2,627	$192,000

We will need additional working capital to meet our current obligations beyond May 2015.

RECENT ACCOUNTING DEVELOPMENTS

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The core principle of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The ASU may also result in enhanced disclosures about revenue. For public entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, however, in April 2015, the FASB voted to propose a one year deferral of the effective date. The proposed deferral may permit early adoption, but would not allow adoption any earlier than the original effective date of the standard. We are currently evaluating the impact this standard will have on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern.  The amendments provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures.  The standard will be effective for the Company on December 31, 2016.  The adoption of this pronouncement may impact future assessment and disclosures related to our ability to continue as a going concern.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs" ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-03 will have a material impact on our consolidated financial statements

ITEM 4CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual report (the "Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of March 31, 2015.

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

Management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

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

As a result of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective at March 31, 2015 based on the guidelines established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting and Remediation

In response to the material weaknesses in the Company's internal control over financial reporting, we have implemented, the changes to our internal control over financial reporting discussed below.

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

Other than the remediation efforts discussed above, which occurred starting in  April 2014 and have included the involvement of our new finance and accounting leadership in the preparation, review, and approval of the consolidated financial statements included in this quarterly report, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) since December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cachet Financial Solutions, Inc.

/s/ Darin P. McAreavey	5/15/15
Darin P. McAreavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer) and Duly Authorized Officer of Cachet Financial Solutions, Inc.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (Incorporated by reference to the registrant’s Form 10K filed on April 6, 2010)
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
10.1

Securities Purchase Agreement dated as of February 3, 2015, by and among the Registrant and certain purchasers, including Form of Warrant. (incorporated by reference to Exhibit 10.1 the Company’s Current Report on Form 8-K filed on February 4, 2015)

10.2	Agreement between the Registrant and Michael Hanson dated February 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 9, 2015)
10.3

Amendment #1 to Commitment Letter with James L. Davis and Michael J. Hanson, dated February 16, 2015 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on February 18, 2015)

10.4	Employment Agreement with Bruce Whitmore, dated January 5, 2015 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on January 7, 2015)
10.5	Amendment #2 to Term Note with Margaret De Jonge Trust, dated May 4, 2015 (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.0	Financials in XBRL Format.

E-1