Form 10-Q
period 2015-06-30
CACHET FINANCIAL SOLUTIONS, INC.
filed 2015-08-12
CIK 1487906

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2015

or

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

As of August 12, 2015, there were 30,300,179 shares of our common stock outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE:  None.

Cachet Financial Solutions, Inc.

Form 10-Q

		Page
PART I	FINANCIAL INFORMATION	3
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 4.	Controls and Procedures	42
PART II	OTHER INFORMATION
Item 6.	Exhibits
SIGNATURES		46
EXHIBITS		E-1

PART 1. FINANCIAL INFORMATION

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	June 30,	December 31,
	2015	2014
ASSETS	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$651,319	$112,221
Stock subscription receivable, subsequently collected	500,000	-
Accounts receivable, net	628,963	314,743
Deferred commissions	85,656	80,348
Prepaid expenses	569,367	402,040
TOTAL CURRENT ASSETS	2,435,305	909,352

PROPERTY AND EQUIPMENT, net	711,181	295,925
GOODWILL	204,000	204,000
INTANGIBLE ASSETS, NET	1,142,503	1,437,001
DEFERRED COMMISSIONS	55,182	103,312
DEFERRED FINANCING COSTS	162,720	61,153
TOTAL ASSETS	$4,710,891	$3,010,743

LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,085,098	$746,554
Accrued expenses	223,123	201,768
Accrued interest	182,432	182,184
Deferred revenue	910,960	747,113
Warrant liability	-	163,570
Current maturities of capital lease obligations	321,686	-
Current portion of long-term debt	2,214,257	2,070,217
TOTAL CURRENT LIABILITIES	4,937,556	4,111,406

CAPITAL LEASE OBLIGATIONS, net of current maturities	466,936	-
LONG TERM DEBT, net of current portion	2,492,000	2,566,486
WARRANT LIABILITY	2,535,649	146,000
DEFERRED REVENUE	359,209	412,219
ACCRUED INTEREST	254,329	160,593
ACCRUED RENT	6,333	25,333
TOTAL LIABILITIES	11,052,012	7,422,037

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT
Convertible preferred stock, $.0001 Par Value, 20,000,000 shares authorized, 44,030 and 2,229,702 shares issued and outstanding	4	223
Common shares, $.0001 Par Value, 500,000,000 shares authorized, 30,300,179 and 16,934,497 issued and outstanding	3,030	1,694
Additional paid-in-capital	57,964,143	47,307,314
Series C Stock Subscription Receivable	(450,000)	-
Accumulated deficit	(63,858,298)	(51,720,525)
TOTAL SHAREHOLDERS' DEFICIT	(6,341,121)	(4,411,294)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$4,710,891	$3,010,743

See accompanying Notes to Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
REVENUE	$1,001,251	$608,917	$2,006,690	$1,085,399

COST OF REVENUE	975,284	716,765	1,868,193	1,335,294
GROSS INCOME (LOSS)	25,967	(107,848)	138,497	(249,895)

OPERATING EXPENSES
Sales and Marketing	800,446	657,927	1,755,799	1,192,148
Research and Development	761,258	658,734	1,646,229	1,010,806
General and Administrative	925,390	1,138,038	1,999,428	2,156,228
TOTAL OPERATING EXPENSES	2,487,094	2,454,699	5,401,456	4,359,182

OPERATING LOSS	(2,461,127)	(2,562,547)	(5,262,959)	(4,609,077)

INTEREST EXPENSE AND NON-CASH FINANCING CHARGES	2,721,496	1,731,755	3,069,776	2,496,701

SHARE PRICE CONVERSION ADJUSTMENT	3,704,683	—	3,704,683	—

INDUCEMENT TO CONVERT DEBT AND WARRANTS	—	—	—	7,906

OTHER (INCOME) EXPENSE	—	(47,500)	14,375	5,001
NET LOSS	(8,887,306)	(4,246,802)	(12,051,793)	(7,118,685)

Less: Cumulative Unpaid Dividends	(33,778)	—	(33,778)	—

Net Loss Attributable to Common Shareholders	$(8,921,084)	$(4,246,802)	$(12,085,571)	$(7,118,685)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	24,464,979	6,536,602	21,627,532	6,328,419

Net loss per common share - basic and fully diluted	$(0.36)	$(0.65)	$(0.56)	$(1.12)

See accompanying Notes to Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited)

	Convertible				Additional	Stock		Total
	Preferred Stock		Common Stock		Paid-In-	Subscription	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Deficit	Deficit
Balance December 31, 2014	2,229,702	$223	16,934,497	$1,694	$47,307,314	$-	$(51,720,525)	$(4,411,294)
Issuance of convertible preferred stock and warrants, net of costs	1,896,510	190	-	-	5,353,473	(450,000)	-	4,903,663
Conversion of debt into preferred stock	222,411	22	-	-	751,978	-	-	752,000
Series A & B preferred stock conversion into common stock	(4,304,593)	(431)	4,985,930	499	(68)	-	-	-
Issuance of common stock under the Associate Stock Purchase Plan	-	-	72,360	7	33,822	-	-	33,829
Share price conversion adjustment	-	-	8,232,628	823	3,703,859	-	-	3,704,682
Conversion of warrant liability to additional paid-in-capital	-	-	-	-	420,090	-	-	420,090
Payment of preferred dividend paid with common shares	-	-	74,764	7	85,973	-	(85,980)	-
Issurance of warrants for capital lease arrangement	-	-	-	-	134,782	-	-	134,782
Warrant issued for professional fees	-	-	-	-	18,612	-	-	18,612
Stock compensation expense	-	-	-	-	154,308	-	-	154,308
Net loss	-	-	-	-	-	-	(12,051,793)	(12,051,793)
Balance June 30, 2015	44,030	$4	30,300,179	$3,030	$57,964,143	$(450,000)	$(63,858,298)	$(6,341,121)

See accompanying Notes to Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
OPERATING ACTIVITIES
Net loss	$(12,051,793)	$(7,118,685)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount/amortization of financing costs	150,511	77,833
Accrued debt related costs	-	1,796,874
Change of fair value of warrant liability	2,646,170	(100,000)
Depreciation and amortization of intangibles	426,535	298,287
Stock compensation	154,308	85,209
Warrants issued for professional services	18,612	-
Amortization of deferred commissions	68,898	47,246
Debt/warrant inducement and share price adjustment	3,712,383	7,906
	(4,874,376)	(4,905,330)
Changes in operating assets and liabilities:
Accounts receivable	(314,220)	17,548
Deferred commissions	(26,076)	(68,866)
Prepaid expenses	85,995	(111,196)
Accounts payable	418,696	700,662
Accrued expenses	2,356	41,669
Accrued interest	93,985	(487,778)
Deferred revenue	110,837	66,452
Net cash used in operating activities	(4,502,803)	(4,746,839)

INVESTING ACTIVITIES
Purchase of fixed assets	(43,049)	(37,457)
Cash paid for acquisition	-	(1,375,000)
Net cash used in investing activities	(43,049)	(1,412,457)

FINANCING ACTIVITIES
Proceeds from issuance of notes and warrants	750,000	7,820,000
Repayment of notes	(114,217)	(1,862,500)
Issuance of common shares, net of costs	33,829	-
Issuance of shares of convertible preferred stock, net of costs	4,403,664	-
Payment of debt issuance costs	-	(86,348)
Repayment of capital lease	(49,099)	-
Repayment of bank borrowing	(52,566)	(162,966)
Proceeds from bank borrowing	113,339	330,020
Net cash provided by financing activities	5,084,950	6,038,206

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	539,098	(121,090)
CASH AND CASH EQUIVALENTS
Beginning of period	112,221	150,555
End of period	$651,319	$29,465

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$154,848	$1,193,372

NONCASH FINANCING AND INVESTING TRANSACTIONS
Conversion of debt and interest to equity	752,000	986,793
Conversion of accrued interest to note payable	-	150,660
Fixed asset purchases in accounts payable cancelled	80,156	-
Capital lease obligations	837,722	-
Debt issuance costs in exchange for warrants	127,080	-
Common stock issued for preferred stock dividends	85,973	-
Conversion of warrant liability to additional paid-in-capital	420,090	-

See accompanying Notes to Condensed Consolidated Financial Statements.

1.            Nature of Operations and Summary of Significant Accounting Policies

Nature of Business and Operations Overview

Cachet Financial Solutions, Inc. (the “Company” or “Cachet”) is a provider of technology solutions and services to the financial services industry.  The Company’s solutions and services enable its clients—banks, credit unions and other types of financial institutions or financial service organizations—to provide their customers with remote deposit capture technology (“RDC”) and related services. The Company’s cloud based Software as a Service (“SaaS”) RDC solutions allow customers to scan checks remotely through their smart phones or other devices and transmit the scanned, industry compliant images to a bank for posting and clearing.  In addition, the Company’s offerings include a mobile wallet solution which provides a virtual account for customers that do not have a bank account and is focused on the pre-paid card market.  Through the Company’s cloud based SaaS mobile wallet offering we provide consumers the ability to deposit and withdraw funds, transfer funds, and pay bills with their mobile phone or tablet.  As of June 30, 2015, we had entered into 437 contracts with customers for our products and services.  Approximately 312 of those agreements were “active,” meaning that customers have implemented the RDC software enabling the processing of customer transactions or deployed the mobile wallet application.  The Company offers its services to financial institutions in the United States, Canada and Latin America.  Our business operations are conducted through our wholly owned subsidiary, Cachet Financial Solutions Inc., a Minnesota corporation.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Cachet Financial Solutions Inc. as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015.  The subsidiary does not have any operational activity and therefore no intercompany transactions exist with the subsidiary which would need to be eliminated.  The Company has prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.  The condensed consolidated financial statements included herein, without audit, are pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern.  From inception to June 30, 2015, the Company has cumulative operating losses of approximately $63.9 million, and as of June 30, 2015, our current liabilities exceeded our current assets by approximately $2.5 million. In 2015, we expect to continue to grow our client base and increase our revenues through higher RDC transaction volumes and monthly active user fees (“MAUs”) from our Select Mobile Money offering.  Nevertheless, the Company expects to continue to incur operating losses through December 31, 2015.  The Company engaged an investment firm to assist in raising additional capital through the issuance of debt and equity. The Company’s ability to continue as a going concern is dependent on raising additional capital to support operations and refinance maturing debt.  In addition, the Company has a note payable due December 31, 2015, with a principal and accrued interest balance as of June 30, 2015 of approximately $500,000, and has an outstanding balance including accrued interest of approximately $1.1 million on a line of credit with one of its directors, Michael J. Hanson.  In May 2015, the Company entered into an amendment of the note under which approximately $500,000 was owed as of June 30, 2015 to extend the maturity date of the note from April 30, 2015 to December 31, 2015.  Under the amended note, the Company is required to make monthly payments of $50,000 beginning May 31, 2015 and continuing to December 31, 2015, at which time any remaining principal and unpaid accrued interest become due.  The Company also owes Mr. Hanson approximately $381,000 of principal and interest as of June 30, 2015 under the financing commitment letter due January 31, 2016.  The line of credit was payable upon the earlier of the Company completing financings with gross proceeds of $10 million or July 31, 2015.  In July 2015, the Company amended the terms of the line of credit to extend the maturity date to January 31, 2016 while all other terms remained the same.

There is no assurance we will be successful in raising the needed capital to fund our operations to December 31, 2015.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

On July 30, 2014, the Company entered into a financing commitment letter with two directors to lend the Company up to $2.5 million through December 31, 2014, bearing interest at 10%, and due January 31, 2015, which due date was later extended to January 31, 2016.  If any portion of the notes issued under the commitment letter is outstanding beyond January 31, 2016, the default interest rate will be adjusted to 18%.  During the six months ended June 30, 2015, the Company had additional advances totaling $350,000.  As part of a PIPE transaction completed in February 2015, Mr. Hanson, converted $250,000 of the balance owed under the commitment letter into 217,391 shares of Series B Convertible Preferred Stock and was issued a five-year warrant to purchase an aggregate of 217,391 shares of common stock at a per-share price of $1.15 (since adjusted to $0.4816 per share).  In addition, Mr. Hanson converted; $102,000 of the principal balance owed under the commitment letter into 1,020 shares of Series C Convertible Preferred Stock and was issued a five-year warrant to purchase an aggregate of 232,983 shares of common stock at a per-share price of $0.4816 as part of a PIPE transaction completed in June 2015.  As of June 30, 2015, the Company had an outstanding obligation under the commitment letter, including accrued interest, totaling approximately $381,000.  As part of the amendment, the directors did not renew the remaining amount available under the original terms of the commitment letter.

During the six months ended June 30, 2015, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $0.4816 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15 (since adjusted to $0.4816 per share).  Net proceeds to the Company after offering costs were approximately $2.2 million, including the cancellation of $250,000 in debt held by Mr. Hanson.  None of the investors in this offering were deemed affiliates of the Company, except for Mr. Hanson.

In June 2015, the Company issued an aggregate of 44,030 shares of Series C Convertible Preferred Stock at $100.00 per share and issued five-year warrants to purchase an aggregate of 10,057,119 shares of its common stock at a per-share price of $0.4816 in a private placement. Total (cash and non-cash) gross proceeds to the Company were $4,403,000.  Gross proceeds to the Company in the form of cash were $2,951,000. Gross proceeds to the Company in the form of promissory notes payable within 150 days were $950,000.  These promissory notes were provided by James L. Davis and Mr. Hanson, both of whom are directors of the Company. The Company also issued 2,000 and 3,020 shares of the Series C Preferred to Messrs. Davis and Hanson, respectively, in exchange for the cancellation of Company debt in the amount of $200,000 and $302,000 held by them (inclusive of the $102,000 mentioned above).

The Series C Preferred Stock entitles its holders to a 10% per annum dividend, payable quarterly in cash or in additional shares of Series C Preferred Stock (or a combination of both) as determined by the Company, and may be converted to Cachet common stock at the option of a holder at an initial conversion price of $0.4378 per share. The Series C Preferred Stock will automatically convert into common stock upon the occurrence of any of the following: (a) an underwritten public offering of shares of the Company’s common stock providing at least $10 million in gross proceeds, (b) the Company’s common stock closing price being greater than 100% above the conversion price then in effect for at least 40 of 60 consecutive trading days, (c) four years after the closing of the offering of the Series C Preferred Stock, or (d) the written consent of holders representing 50% of the issued and outstanding Series C Preferred Stock. The holders of the Series C Preferred Stock will be entitled to vote their shares on an as-converted basis and will be entitled to a liquidation preference equal to the stated value (i.e., purchase price) of their shares plus any accrued but unpaid dividends thereon.

In connection with the Series C offering, the Company paid its placement agents, Scarsdale Equities LLC and ROTH Capital Partners commissions of $220,150 and $105,836, respectively, and issued to them five-year warrants for the purchase of up to 703,997 and 241,746 shares of common stock, respectively, at $.4816 and $0.5254 per share, respectively.

Also in connection with the offer and sale of the Series C Preferred Stock, the Company issued additional shares of the Company’s common stock totaling 8,232,628 to former holders of the Company’s series A and B preferred stock (all of which has been converted to common stock), such that following the issuance of such shares, such holders will have received the same number of shares of the Company’s common stock in total as they would have received upon conversion of the series A and B preferred stock if the conversion price for the series A and B preferred stock had been the same as the initial conversion price under the Series C Preferred Stock.  The Company has granted the recipients of these shares the same registration rights as are provided to Series C Preferred holders.  The Company also agreed to amend the warrants to purchase the Company’s common stock held by former holders of the Company’s series A and B preferred stock to contain the same anti-dilution protections that are contained in the warrants issued in connection with the Series C Preferred offering.  In addition, the exercise price of the warrants issued to the former series A and B preferred stock holders was reduced from $1.15 to $0.4816.  In addition, the Company agreed to amend the warrants issued to Scarsdale Equities LLC in connection with the Series B offering to reduce the exercise price from $1.15 to $0.4816.  Finally, the Company approved the amendment of a warrant to purchase common stock issued to Mr. Davis on February 3, 2015, to provide for the same modifications made to the warrants held by former holders of the Company’s series A and B preferred stock.

As of August 12, 2015, the Company had received $500,000 from its Directors as part of the $950,000 of note receivables related to the Series C Convertible Preferred Stock offering.  Absent of receiving additional advancements against the balance owed under the note receivables prior to the maturity date, we will require additional funds to continue our operations beyond August 2015.  There can be no assurance the Company will be able to obtain new financing or additional financing from its directors.    The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

Accounts Receivable

Accounts receivable represent amounts due from customers.  Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was approximately $15,000 and $25,000 as of June 30, 2015 and December 31, 2014, respectively. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk.

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

The following table reflects the amounts used in determining loss per share:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Net Loss Attributable to Common Shareholders	$(8,921,084)	$(4,246,802)	$(12,085,571)	$(7,118,685)
Weighted average common shares outstanding	24,464,979	6,536,602	21,627,532	6,328,419
Net loss per common share – basic and diluted	$(0.36)	$(0.65)	$(0.56)	$(1.12)

The following potential common shares were excluded from the calculation of diluted loss per share from continuing operations and diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	As of
	June 30,	June 30,
	2015	2014
Convertible Preferred Stock	10,057,119	-
Stock Options	2,723,250	862,167
Warrants	24,234,251	1,259,462
	37,014,620	2,121,629

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The core principle of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The ASU may also result in enhanced disclosures about revenue. For public entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, on July 9, 2015, the FASB voted to allow a one year deferral of the effective date. The deferral permits early adoption, but does not allow adoption any earlier than the original effective date of the standard. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

2.            Note Receivable

The Company has a note receivable, bearing interest at 5%, for fees being refunded for an unsuccessful capital raising transaction. The note has a face value of $501,000 and was due in October 2013. The collectability of this note is uncertain and the Company has established a reserve for 100% of the balance owed as of June 30, 2015 and December 31, 2014.  In February 2015 the Company obtained a default judgment in our favor relating to such note in the amount of approximately $542,000 (including interest).  Due to the financial limitations of the judgment debtor, the Company continues to believe the collectability of the note is uncertain and therefore maintains a reserve for 100% of the balance owed.

3.            Prepaid Expenses

Prepaid expenses primarily consist of prepayment of licenses and maintenance fees, or deposits with, the providers of RDC software capabilities to the Company.

4.            Property and Equipment

Property and equipment consists of the following:

	As of
	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)
Computer equipment	$217,866	$216,486
Data center equipment	954,542	444,906
Purchased software	675,623	651,016
Furniture and fixtures	89,773	84,433
Leasehold improvements	64,353	58,024
Total property and equipment	2,002,157	1,454,865
Less: accumulated depreciation	(1,290,976)	(1,158,940)
Net property and equipment	$711,181	$295,925

Depreciation expense for the three and six months ended June 30, 2015 was approximately $85,000 and $132,000, respectively, compared to $60,000 and $125,000 for the same periods in the prior year, respectively.

5.             Accrued Expenses

Accrued expenses consist of the following:

	As of
	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)
Accrued compensation	$180,971	$128,135
Accrued rent	38,000	36,149
Accrued sales tax	4,152	37,484
Total accrued expenses	$223,123	$201,768

6.             Financing Arrangements

The Company has obtained debt financing through bank loans and loans from directors and other affiliated parties and unaffiliated third party investors.  Certain of the debt was issued with warrants that permit the investor to acquire shares of the Company’s common stock at prices as specified in the individual agreements. See Note 12 for additional information regarding conversions of debt and accrued interest into common stock for the three and six months ended June 30, 2015.

Following is a summary of debt outstanding:

	As of
	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)
Notes Payable to Directors and Affiliates	$1,348,000	$1,350,000
Convertible Term Loan, due December 2016, interest at 10%	2,300,000	2,300,000
Series Subordinated Note, due December 2015 Stated interest rate of 12%	499,591	613,808
Notes Payable, due the earlier of raising $10 million in proceeds from private placements or January 2016, interest between 8.25% and 12%	74,486	74,486
Note Payable, due August 2021, interest 0%	192,000	192,000
Installment Note Payable – Bank	313,017	252,244
Total	4,727,094	4,782,538
Unamortized discount	(20,837)	(145,835)
Total debt, net	4,706,257	4,636,703
Less: current maturities	2,214,257	2,070,217
Long-term portion	$2,492,000	$2,566,486

Future maturities of long-term debt at June 30, 2015 are as follows:

Six months ending December 31, 2015	$2,139,772
2016	2,374,485
2017	-
2018	-
2019	-
2020	-
Thereafter	192,000
$4,706,257

Notes Payable to Directors and Affiliates

The Company issued a total of $4,425,000 of new notes to Messrs. Davis and Hanson from January 2014 through June 30, 2015.  Of this amount, $400,000 in principal amount of the notes bears interest at a rate of 10% and originally was due June 30, 2015.  In June 2015, the notes were converted into 4,000 Series C Convertible Preferred Stock as part of the Series C Preferred offering the Company completed. Messrs. Davis and Hanson also received five year warrants to purchase 913,659 shares of common stock at $0.4378 per share.  A total of $450,000 was advanced under the June 2014 letter agreement described below, and $1,000,000 represents the outstanding balance under the Company’s line of credit agreement with Mr. Hanson.  The original terms of the line of credit agreement provided for a stated interest rate of 10% on the principal amount outstanding.  In July 2015, Mr. Hanson agreed to amend the repayment terms of the line of credit to occur on the earlier of (a) raising an aggregate gross proceeds in one or more financing transactions of at least $10 million or (b) December 31, 2015.  There are no financial covenants with the line of credit.  Through the second quarter of 2014, the Company had drawn down the entire $1,500,000 under this facility.  At the option of Mr. Hanson, all the principal and unpaid accrued interest under the line-of-credit could have been converted upon the completion of an IPO of the Company’s common stock at a 20% discount to the price at which the shares are of the Company’s stock were sold in the offering.  Mr. Hanson exercised this conversion right with respect to $500,000 of indebtedness in connection with our July 2014 IPO into 416,667 shares of common stock and also received five-year warrants to purchase a total of 333,333 shares of the Company’s common stock at an exercise price of 125% of the IPO price or $1.88 per share.  The amount of principal owed under the $1.5 million line of credit as of June 30, 2015 and December 31, 2014 was $1,000,000 plus accrued interest of $121,562 and $71,973, respectively.

As a result of the Company completing its IPO on July 14, 2014, the Company determined there was a beneficial conversion feature related to the $1.0 million outstanding balance of the line of credit which totaled $250,000.  This amount was recorded as a discount to the debt and is being amortized into interest expense through the amended maturity date of January 31, 2016.  For the three and six months ended June 30, 2015, the Company recorded interest expense of approximately $62,000 and $125,000, respectively, related to amortization expense associated with the beneficial conversion feature. The unamortized balance of the beneficial conversion feature as of June 30, 2015 and December 31, 2014 was approximately $21,000 and $146,000 respectively.

On July 30, 2014, the Company entered into a financing commitment letter with two directors to lend the Company up to $2.5 million through December 31, 2014, bearing interest at 10%, and due January 31, 2015, which was later extended to January 31, 2016.  If any portion of the notes issued under the commitment letter was outstanding beyond January 31, 2015, the default interest rate would be adjusted to 18%.  As of December 31, 2014 there was $350,000 outstanding.   During the first half of 2015, the Company had received advancements totaling $350,000.  On February 3, 2015, Michael Hanson, one of our directors, converted $250,000 of the amount owed into 217,391 shares of Series B Convertible Preferred Stock (which Series B Convertible Preferred Stock was converted into common stock on February 27, 2015).   Also in February 2015, the Company amended the terms of the commitment letter to extend the repayment of the outstanding principal balance owed as of that date of $450,000 to January 31, 2016 at a rate of 10% per annum.  As part of the amendment, the directors did not renew the remaining amount available under the original terms of the commitment letter.   In June 2015, Michael Hanson converted $102,000 of the amount owed into 1,020 shares of Series C Convertible Preferred Stock and also received five year a warrant to purchase 232,983 share of common stock at $0.4378 per share.  As of June 30, 2015, the total principal and accrued interest amount outstanding owed to Messrs. Davis and Hanson related to advances under the commitment letter equaled $348,000 and $32,588, respectively.

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

On May 12, 2014, the Company entered into an agreement to amend the conversion terms of the Convertible Term loan, due December 2016 as follows:

First Conversion Right.  The holder had the right at its election to convert the principal and accrued interest of the note into common stock at a conversion rate equal to 90% of the price based on the terms offered in the Convertible Subordinated Note, due June 2015.  The first conversion right was extended for a period of 120 days following the closing date of the IPO, July 14, 2014.  Upon the holder’s election to convert, the conversion price would have equaled 125% of the price at which the common stock was sold in the IPO. The first conversion right expired on October 11, 2014.

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

As a result of the Company completing its IPO on July 14, 2014, the Company determined there was a beneficial conversion feature related to the remaining $2.3 million outstanding balance of the Convertible Term Loan, due December 2016 which totaled $894,444.  This amount was recorded as a discount to the debt and was amortized into interest expense on a straight-line basis over the 120 days following the closing of the IPO which represents the period that during which the debt could be converted at a discount to the IPO price.  The Company recorded interest expense of $894,444 related to amortization expense associated with the beneficial conversion feature for the year ended December 31, 2014.   The balance of the note as of June 30, 2015 and December 31, 2014 was $2.3 million plus accrued interest of $254,329 and $140,275, respectively.

Series Subordinated Note

 The series subordinated note totaling $613,808 in principal and accrued interest of $100,745 as of December 31, 2014 was originally due in December 2014.  In December 2014, the Company amended the terms of the note to include monthly installments of $50,000 due December 2014 and an additional $50,000 due at the end of each following month through April of 2015, when the remaining principal balance and related accrued interest becomes due.  In May 2015, the Company amended the note agreement to provide payments equal to $50,000 starting on May 31, 2015 and continuing each subsequent month end till December 31, 2015, which the entire remaining principal and accrued interest is due.  The principal balance on the note as of June 30, 2015 and December 31, 2014 was $499,592 and $613,808, respectively.

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

Installment Note Payable – Bank

In March 2014, the Company entered into an installment note with a bank for a total of $330,020. The note bears interest at the prime rate plus 1%, but not less than 5%.  The note is due on demand; if no demand is made then the note is due in monthly payments of $9,903 from April 2014 through April 2017.  Borrowings are secured by substantially all of the Company’s property and are guaranteed by three of the Company’s directors.  In April 2015, the Company entered into a new installment note replacing the above mentioned note.  The balance of the existing note totaled approximately $216,000, while the new note was issued for approximately $330,000.  The Company received the net amount between the two notes or $113,000, which was primarily used for working capital purposes.  The new note bears interest at the prime rate plus 1%, but not less than 5%.  The note is due on demand; if no demand is made then the note is due in monthly payments of $9,903 from May 2015 through May 2018.  Borrowings remained secured by substantially all of the Company’s property and are guaranteed by three of the Company’s directors.  The principal balance as of June 30, 2015 and December 31, 2014 was approximately $313,000 and $252,000, respectively.

Other Information Regarding Debt

The prime interest rate was 3.25% at June 30, 2015 and December 31, 2014.

As a result of either the short term duration or recency of the financing, the Company believes that the fair value of its outstanding debt approximates market value.

7.             Employee Benefit Plan

The Company has a  defined contribution 401(k) saving plan covering all employees satisfying certain eligibility requirements.  The plan permits, but does not require, Company contributions; the Company did not make any contributions for the three and six months ended June 30, 2015 and 2014.

8.             Commitments and Contingencies

Operating Leases

The Company leases approximately 22,000 square feet of office space in Chanhassen, Minnesota.  The lease commenced on May 1, 2012 and extends through August 31, 2016.  In addition to the office space, the Company leases certain office furniture and equipment under operating leases through November 2016.  The Company entered into a lease agreement in April 2014 for a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of the acquisition of Select Mobile Money.  The lease commenced on May 1, 2014 and extends through June 30, 2017.   Rent expense under all leases for the three and six months ended June 30, 2015 were $125,742 and $252,720, compared to $74,526 and $135,577 for the same periods in the prior year, respectively.

The Company’s office space lease calls for rent increases over the term of the lease. The Company records rent expense on a straight line basis using average rent for the term of the lease. The excess of the expense over cash rent paid is shown as accrued rent.

The Company also has various computer leases with three year terms. The Company is recording the expense on a monthly basis.

Total future minimum contractual lease payments for all operating leases are as follows:

Six months ending December 31, 2015	$224,229
2016	288,079
2017	65,361
2018	8,347
2019	657
$586,673

Capital Leases

The Company entered into a several capital lease arrangement with one of its directors from March 2015 to June of 2015 for certain computer equipment and software licenses with an imputed interest rate of 7.3% per year.  The total cost and accumulated amortization included in property and equipment as of June 30, 2015 totaled approximately $584,000 and $30,000, respectively.  Amortization of the leased property was approximately $30,000 for the three and six months ended June 30, 2015 and is included in depreciation expense.

The Company also entered into a capital lease with a third-party leasing company, which was co-guaranteed by one of its directors for prepaid software licenses.  The lease carries an imputed interest rate of 7.3% per year and requires monthly payments of $10,759 per month through July 2017.

Future lease payments under capital leases are as follows:

Six Months Ending December 31, 2015	$171,473
2016	369,796
2017	287,893
2018	15,564
Total payments	844,726
Less: portion representing interest	(56,104)
Principal portion	788,622
Less: current portion	(321,686)
Long-term portion	$466,936

Future maturities of capital lease obligations are as follows:

Six Months Ending December 31, 2015	$151,332
2016	341,114
2017	280,709
2018	15,467
$788,622

In February 2015, the Company entered into an agreement with a director, James L. Davis which guarantees financial responsibility for the obligations under the terms of a lease arrangement which he entered into on behalf of the Company.  In addition, the Company entered into an agreement with Mr. Davis which provides for the same lease terms as he entered into on behalf of the Company.  The three-year lease agreement provides financing up to $500,000 of computer equipment the Company procured for its data centers to accommodate the overall increase in transactions and ensure it is able to meet customer uptime requirements.   As consideration to the director for entering into the lease, the Company issued the director a five-year warrant to purchase up to 407,614 shares of common stock at $1.15 per share.  The warrant was 100% vested and exercisable upon issuance.  In June 2015, Mr. Davis provided his personal guarantee as part of lease the Company entered into with a third-party leasing company totaling approximately $242,000.  As consideration to the director for providing his personal guarantee, the Company issued the director a five-year warrant to purchase up to 241,900 shares of common stock at $.44 per share in June 2015.  The warrant was 100% vested and exercisable upon issuance.  The Company amortizes the fair value of the warrants over the term of the leases.

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

In June 2015, the Company entered into an additional engagement letter with another financial advisory services company as part of completing PIPE offering.  The Company agreed to provide financial advisory for completing an offering at a 5% commission rate. In addition, the Company agreed to provide warrants equal to 7% of the common stock issuable upon conversion of the convertible preferred stock with an exercise price equal to the exercise price of the warrants issued to investors on the completion of the offering.

9.             Income Taxes

The Company has not recorded a current or deferred tax provision for the three or six months ended June 30, 2015 or 2014 due to the Company’s net losses and the uncertainty of realization of any related tax benefit in the future.   Due to the full valuation allowance on the Company’s net deferred tax assets, there was no deferred tax benefit or provision recorded as a result of the tax status conversion from an S corporation to a C corporation effective January 1, 2014.

The Company recognizes tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required.  The Company had no uncertain tax positions as of June 30, 2015 or December 31, 2014.    It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  The Company does not expect any material changes in unrecognized tax positions over the next twelve months.

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

The following tables set forth the unaudited pro forma results of the Company for the three and six months ended June 30, 2015 and 2014, as if the acquisition had taken place on the first day of the period presented.  These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,001,251	$608,917	$2,006,690	$1,107,433
Net Loss	(8,887,306)	(4,246,802)	(12,051,793)	(7,852,576)
Basic and diluted net loss per common share	$(0.36)	$(0.65)	$(0.56)	$(1.22)
Weighted average shares - basic and diluted	24,464,979	6,536,602	21,627,532	6,451,619

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

Goodwill was $204,000 as of June 30, 2015.  The Company conducted its annual goodwill impairment test as of December 31, 2014 and determined there to be no indication of impairment.  The Company will continue to monitor conditions and changes that could indicate an impairment of goodwill.

As of June 30, 2015, the Company determined that no triggering events had occurred since December 31, 2014 and the Company’s finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

	Amortizable	June 30, 2015
	Period	Gross	Accumulated	Net
	(years)	Assets	Amortization	Assets
Customer Contracts	3 - 5	$1,000,000	$(368,535)	$631,465
Proprietary Software	3	917,000	(405,962)	511,038
Total identified intangible assets		$1,917,000	$(774,497)	$1,142,503

Amortization expense for identified intangible assets is summarized below:

					Statement of
	Three Months Ended		Six Months Ended		Operations
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014	Classification
Customer Contracts	$70,833	$55,581	$141,666	$74,222	Cost of Revenue
Proprietary Software	76,416	76,416	152,832	99,027	Cost of Revenue
Total amortization on identified intangible assets	$147,249	$131,997	$294,498	$173,249

Based on the identified intangible assets recorded at June 30, 2015, future amortization expense is expected to be as follows:

Six Months Ending December 31, 2015	$294,501
2016	589,000
2017	170,000
2018	75,000
2019	14,002
$1,142,503

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

Convertible Preferred Stock

During 2014, the Company issued 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 2,229,702 shares of its common stock at a per-share price of $2.00 (since adjusted to $0.4816 per share). Net proceeds to the Company after offering costs were $3.0 million.  During the first quarter of 2015, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $0.4816 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15 (since adjusted to $0.4816 per share).  Net proceeds to the Company after offering costs were approximately $2.2 million, including the cancellation of $250,000 in debt held by Michael J. Hanson, one of our directors.  In February 2015, all  2,238,702 outstanding Series A preferred shares were converted into 2,920,039 shares of the Company’s common stock, while all 2,065,891 outstanding Series B preferred shares converted into 2,065,891 shares of the Company’s common stock.   In addition, the Company issued 74,765 shares of common stock to the Series A and B convertible preferred holders related to the 8% dividend accrued through the conversion date. None of the investors in this offering were deemed affiliates of the Company, except for one of our directors, Michael J. Hanson.

Both the Series A Convertible Preferred Stock and the Series B Convertible preferred stock entitled their holders to an 8% per annum dividend, payable quarterly in cash or in kind (or a combination of both) as determined by the Company.  Subject to certain customary exceptions, our Series A Convertible Preferred Stock had full-ratchet conversion price protection in the event that the Company issued common stock below the conversion price, as adjusted, until the earlier of (i) 180 days from the closing or (ii) such time as the Company shall have obtained, after the closing, financing aggregating to at least $5 million. The warrants issued to purchasers of the Series A Convertible Preferred Stock contain similar full-ratchet exercise price protection in the event that the Company issues common stock below the exercise price, as adjusted, again subject to certain customary exceptions.  On February 3, 2015, the Company issued the Series B Convertible Preferred Stock at $1.15 per share, resulting in an adjustment to (i) the conversion price of the Series A Convertible Preferred Stock from $1.50 per share to $1.15 per share and (ii) and the exercise price of the warrants issued therewith, from $2.00 per share to $1.15 per share (since adjusted to $0.4816 per share). Since the Company has now raised an aggregate of more than $5 million, these full-ratchet price protections can no longer be triggered.

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

In June 2015, the Company issued an aggregate of 44,030 shares of Series C Convertible Preferred Stock at $100.00 per share and issued five-year warrants to purchase an aggregate of 10,057,119 shares of its common stock at a per-share price of $0.4816 in a private placement. Total (cash and non-cash) gross proceeds to the Company were $4,403,000.  Gross proceeds to the Company in the form of cash were $2,951,000. Gross proceeds to the Company in the form of promissory notes payable within 150 days were $950,000.  These promissory notes were provided by James L. Davis and Michael J. Hanson, both of whom are directors of the Company. The Company also issued 2,000 and 3,020 shares of the Series C Preferred to James L. Davis and Michael J. Hanson, respectively, in exchange for the cancellation of Company debt in the amount of $200,000 and $302,000 held by them.

The Series C Preferred Stock entitles its holders to a 10% per annum dividend, payable quarterly in cash or in additional shares of Series C Preferred Stock (or a combination of both) as determined by the Company, and may be converted to Cachet common stock at the option of a holder at an initial conversion price of $0.4378 per share. The Series C Preferred Stock will automatically convert into common stock upon the occurrence of any of the following: (a) an underwritten public offering of shares of the Company’s common stock providing at least $10 million in gross proceeds, (b) the Company’s common stock closing price being greater than 100% above the conversion price then in effect for at least 40 of 60 consecutive trading days, (c) four years after the closing of the offering of the Series C Preferred Stock, or (d) the written consent of holders representing 50% of the issued and outstanding Series C Preferred Stock. The holders of the Series C Preferred Stock will be entitled to vote their shares on an as-converted basis and will be entitled to a liquidation preference equal to the stated value (i.e., purchase price) of their shares plus any accrued stock but unpaid dividends thereon.

Common Stock

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

During the six months ended June 30, 2015, the Company exchanged warrants to purchase 19,692 shares of common stock with an exercise price of $4.00 for 3,938 shares of common stock.  The Company recorded $7,906 in other expense which represents the excess of the fair value of the stock issued and the fair value of the warrants as determined using the Black-Scholes option pricing model.

In connection with the offer and sale of the Series C Preferred Stock, the Company issued additional shares of the Company’s common stock totaling 8,232,628 to former holders of the Company’s series A and B preferred stock (all of which has been converted to common stock), such that following the issuance of such shares, such holders will have received the same number of shares of the Company’s common stock in total as they would have received upon conversion of the series A and B preferred stock if the conversion price for the series A and B preferred stock had been the same as the initial conversion price under the Series C Preferred Stock.  The Company granted the recipients of these shares the same registration rights as are provided in Series C Preferred Stock holders.   As a result, the Company recognized expense totaling $3,704,682 during the three and six months ended June 30, 2015.

Warrants

In addition to warrants issued in connection with debt described above, the following are transactions involving issuance of warrants during the six months ended June 30, 2015 and 2014:

In January 2014, the Company issued warrants to purchase common stock equal to 25% of the principal amounts under certain short term notes payable.  The life of the warrants ranges between three and five years with an exercise price of $3.60.  The total number of shares issuable under the warrants totaled 821,250 related to a total of $3,285,000 short term notes issued by the Company from March 2013 to February 2014.  Of this total, $2,875,000 or 718,750 of the shares issuable under the warrants, relates to two directors of the Company.  In April 2014, the exercise price of the warrants was adjusted to $1.40 per share.

In May 2014, the Company entered into an agreement to issue 50,000 five-year warrants to a consulting firm providing professional services upon the completion of an IPO.  An additional 30,000 warrants may be issued upon achieving certain performance goals agreed to between the Company and the consulting firm.  The exercise price of the warrants is set to equal the price of the shares offered in the Company’s IPO. The Company will recognize the fair value of the 50,000 warrants issued in the third quarter of 2014 and the other 30,000 warrants upon achieving the performance goals.  In June 2015, the Company modified the price of the 50,000 warrant to $0.45 per share resulting in an incremental fair value of $4,587.  In addition, the Company issued 30,000 five-year warrants at $0.45 per share with a fair value totaling $2,787.  The Company recognized expense totaling $7,374 for the three and six months ended June 30, 2015.

In January 2015, the Company issued three individual investors warrants to purchase 75,000 shares of common stock as part of an agreement.  The warrants have a life of 10 years, an exercise price of $ 1.40 per share and were fully exercisable upon the date of issuance.  The Company recorded $11,238 in other expense during the six months ended June  30, 2015, which represents the fair value of the warrants as determined using the Black-Scholes option pricing model.

In February 2015, the Company issued a five-year warrant for the purchase up to 407,614 shares of common stock at $1.15 (adjusted to $0.4816) per share to a director of the Company in consideration for the director leasing certain IT equipment to the Company.  The total fair value of the warrant as determined using the Black-Scholes option pricing model totaled $76,489.  This amount is being expensed over the three year lease term.   In June 2015, the exercise price of the warrant was reduced to $0.4816 and modified to the same terms provided to the warrants issued in the Series C Preferred Stock offering. The incremental fair value of the modification totaled $28,578 and is being amortized over the three year lease term.  Also in June 2015, the Company provided the director a five year warrant to purchase 241,900 shares of common stock at a price of $0.44 as consideration for providing his guarantee on lease.   The fair value of the warrant on the date of issuance totaled approximately $22,000 and is being amortized over the two year lease term.

During the six months ended June  30, 2015, the Company issued five-year warrants to purchase 9,000 shares of the common stock at a per share price of $2.00 (since adjusted to $0.4816 per share) as part of issuing 9,000 shares of Series A Convertible Preferred Stock.  Additionally, the Company issued five-year warrants to purchase 2,065,891 shares of common stock at a per share price of $1.15 (since adjusted to $0.4816) as part of issuing 2,065,891 shares of Series B Convertible Preferred Stock. Since the Company exceeded the $5.0 million of gross proceeds threshold in February 2015, the full-ratchet provisions provided in the terms of the warrants expired and at which time the warrant liability was classified to additional paid in capital. The Company also issued five-year warrants to purchase 10,057,119 shares of the common stock at a per share price of $0.4816 as part of issuing 44,030 shares of Series C Convertible Preferred Stock. In addition, the Company modified the terms of the warrants issued in the Series A & B Convertible Stock offering to the same terms offered to the warrant holders in the Series C offering.  After the modification, the terms of the warrant holders in the Series A, B & C Preferred Stock offering all have full-ratchet and anti-dilution protection, the Company recognized the value of the warrants as determined using the Black-Scholes option pricing model totaling $2,083,487 for the three and six months ended June 30, 2015.  The warrant liability related to the warrants issued to the Series A, B & C Preferred holders as of June 30, 2015 totaled $2,083,487.

In connection with the private placement of securities of the Company during the six months ended June  30, 2015, the Company issued its placement agents five-year warrants for the purchase of a total of  270 shares of common stock at $2.00 per share, 109,931 shares of common stock at $1.15  (73,940 since adjusted to $0.4816) per share, 703,997 shares of common stock at $0.4816 per share and 241,746 shares of common stock at $0.5254 per share.

In connection with the offer and sale of Series C Preferred Stock, the Company also agreed to amend the warrants to purchase the Company’s common stock held by former holders of the Company’s series A and B preferred stock to contain the same anti-dilution protections that are contained in the warrants issued in connection with the offer and sale of the Series C Preferred Stock.  In addition, the exercise price of the warrants issued to the former series A and B preferred stock holders was reduced from $1.15 to $0.4816.  In addition, the Company agreed to amend the warrants issued to Scarsdale Equities LLC in connection with the Series B offering to reduce the exercise price from $1.15 to $0.4816.

A former senior lender received a warrant to purchase 76,228 shares of Company common stock at $9.00 per share. The warrant expires in October 2017.  The exercise price of the warrant is subject to downward adjustment in the event of the subsequent sale of common stock or convertible debt at a lower price, as defined, prior to exercise of the warrant. As a result of this provision, the Company determined that the warrant should be accounted for as a liability carried at fair value.  In June 2015, the exercise price was adjusted to $0.35 and the number of shares of Company common stock to be acquired was increased to 1,960,143 based on the Series C Preferred offering. The Company determined the value of the warrant to be $427,000 and $146,000 at June 30, 2015 and December 31, 2014, respectively.

The fair value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions for the three and six months ended June 30, 2015 and 2014:

Both Periods
Expected term	1.5 - 5 Years
Expected dividend	0
Volatility	26% - 38%
Risk-free interest rate	0.25% - 1.37%

13.           Stock-Based Compensation and Benefit Plans

On February 9, 2010, the board of directors of Cachet Minnesota adopted the 2010 Equity Incentive Plan (2010 EIP).  The plan was approved by Cachet Minnesota’s shareholders.  Participants in the plan may include employees, officers, directors, consultants, and independent contractors.  As of June 30, 2015, the number of shares of common stock reserved for issuance under the 2010 EIP was 625,000 shares.  On February 12, 2014, the board of directors of the Company approved the assumption of the 2010 EIP as part of the reverse merger transaction with DE2; however it was agreed that no new grants would be made from the 2010 EIP.  On this same date the board of directors of the Company adopted the 2014 Equity Incentive Plan (the “2014 EIP”) covering an aggregate of 1,521,621 shares of common stock.  The 2014 EIP will be administered by the Company’s Board of Directors or an authorized committee.  The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant non-qualified (non-statutory) stock options for up to 100,000 common shares to new employees of the Company who are not officers of the Company during each fiscal year.  Incentives under the plan may be granted in one or a combination of the following forms: (a) non-statutory stock options (no incentive stock options may be issued, because the plan was not submitted to and approved by our stockholders); (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares.  Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors.  No person is eligible to receive grants of stock options and SARs under the plan with respect to more than 100,000 shares of common stock in any one year, in the aggregate.  The term of each stock option shall be determined by the board or committee, but shall not exceed ten years.  Vested stock options may be exercised in whole or part by the holder giving notice to the Company.  Options under the 2014 EIP may provide for the holder of the option to make payment of the exercise price by surrender of shares equal in value to the exercise price.  Options granted to employees generally vest over two to three years. Stock awards granted to non-employee directors generally vest 50% on the grant date and 50% on the first anniversary of the date of the grant. Options generally expire five years from the date of grant.

During the three and six months ended June 30, 2015, the Company issued options to purchase 93,000 and  558,000 shares, respectively, with exercise prices ranging from $0.75 to $1.50 per share.  The aggregate fair value of options granted totaled approximately $16,000 and $100,000 for three and six months ended June 30, 2015.    Of those options, options issued to executive management and directors outside of the 2014 EIP plan covered 295,000 shares and vest 1/3rd on date of grant and 1/3rd each of the first two anniversary dates thereafter.  A total of 40,000 options issued to a director vested 100% on the grant date in January 2015.

In April 2014, the Company issued 110,000 options to an executive at an exercise price of $4.00.  The Company determined the fair value of the options to be $93,089 using the Black-Scholes option pricing model and was expensed one-third on date of grant and the other two-thirds over the two year anniversary periods.

As of June 30, 2015, the Company had options outstanding with respect to a total of 629,000 shares granted under the 2014 EIP.  As of this date, the 2010 EIP had outstanding stock options issued to employees totaling 129,250 shares.  The Company had also issued outside of the EIP plans options with respect to 1,965,000 shares of common stock to directors, certain officers and business consultants.

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three and six months ended June 30, 2015 and 2014 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Stock-based compensation costs included in:
Cost of revenue	$12,543	$1,571	$16,438	$3,746
Sales and marketing expenses	18,938	2,226	31,061	4,017
Research and development expenses	21,706	1,314	39,141	3,379
General and administrative expenses	30,215	33,588	67,668	74,067
Total stock-based compensation expense	$83,402	$38,699	$154,308	$85,209

As of June 30, 2015 the total compensation cost related to unvested options awards not yet recognized was $131,254. That cost will be recognized over a weighted average period of 1.3 years. There were no options exercised during the three and six months ended June 30, 2015 and 2014.

The estimated fair values of stock options granted and assumptions used for the Black-Scholes option pricing model were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Estimated Fair Value	$15,557	$93,089	$100,289	$93,089
Shares Issuable Under Options Granted	93,000	110,000	558,000	110,000
Expected Term	3 Years	3 Years	2 to 3 Years	3 Years
Expected Dividend	0%	0%	0%	0%
Volatility	30%	29.4%	26% to 30%	29.4%
Risk Free Interest Rate	0.86% to 0.91%	0.88%	0.22% to 1.07%	0.88%

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

2014 Associate Stock Purchase Plan

In September 2014, the Company’s Board of Directors approved the 2014 Associate Stock Purchase Plan, under which 500,000 shares were reserved for purchase by the Company’s associates (employees).  The Company has one year from September 2014 to obtain Shareholder approval for the plan to qualify for favorable tax treatment under IRS Section 422.  The purchase price of the shares under the plan is 85% of the lesser of the fair market value of a share of common stock on the first day of the offering period or the fair market value of a share of common stock on the last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan.  The most recent plan period started on January 1, 2015 and ended on June  30, 2015.  Total common shares purchased during the plan period ended June 30, 2015 was 72,360 shares at a price per share of $0.4675.

14.           Related Party Transactions

Balances with related parties consisting of members of the Board of Directors (no Company debt or warrants are held by the Company’s executive officers) for borrowings and warrants were as follows:

	As of
	June 30,	December 31,
	2015	2014
Debt held by related parties	$1,348,000	$1,350,000
Warrants held by related parties	9,391,457	4,265,009

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Interest paid to related parties	$3,945	$—	$3,945	$—
Related party interest expense	42,410	1,073,370	80,876	1,381,848

15.           Concentrations

The Company continues to rely on vendors to provide technology and licensing components that are critical to its solutions.  In addition, the Company engaged a development firm located in Toronto, Canada beginning in March 2014 to augment its software development efforts.  During the three and six months ended June 30, 2015, the Company expensed a total of approximately $287,000 and $582,000, representing 15% for both periods of its total supplier expenditures.    In addition, fees incurred related to a financial advisor in relation to the PIPE offerings completed in June 2015 represented 12% of supplier expenditures during the three months ended June 30, 2015.  The two financial advisory firms who assisted the Company in completing the PIPE offerings during the first half of 2015 each represented 25% and 12% of our overall accounts payable balance as June 30, 2015.  Additionally, the development firm represented 10% and the Company’s outside legal firm represented 16% of the Company’s accounts payable balance as of June 30, 2015.

No one customer represented for more than 10% of the Company’s revenue for the three or six months ended June 30, 2015 or 2014. The Company had two customers who accounted for 25% and 12% of its outstanding accounts

receivable balance at June 30, 2015.    No customer accounted for more than 10% of its outstanding accounts receivable balance at December 31, 2014.

16.Subsequent Events

Amendment to Line of Credit

In July 2015, the Company amended the terms of the line of credit with a director.  The outstanding balance of $1,000,000 due date has been modified to January 31, 2016.  All other terms of the agreement remained the same.

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

In 2012, we began to increase our client base, adding clients that are expected to generate the transaction volume-based revenue that our business model is based upon. While they are expected to continue to increase, revenues from transaction volume has not yet grown to the level needed to support our current cost structure.  As a result, we have incurred operating losses since inception. The operating losses, combined with the financing and interest costs, have resulted in cumulative losses through June 30, 2015 of $63.9 million since inception.

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

Our Expenses

Personnel and related costs comprise approximately 76% of our cash operating costs with marketing and travel costs comprising another 7% for the six months ended June 30, 2015. With the exception of a portion of the marketing and travel costs, most of these costs are relatively fixed in nature.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.  There were no significant changes to these accounting policies during the three and six months ended June 30, 2015.

RESULTS OF OPERATIONS:  THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operation information:

	Three Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2015	revenue	2014	revenue	(Decrease)	(Decrease)
Revenue	$1,001,251	100.0%	$608,917	100.0%	$392,334	64.4%
Cost of revenue	975,284	97.4%	716,765	117.7%	258,519	36.1%
Gross profit (loss)	25,967	2.6%	(107,848)	(17.7)%	133,815	(124.1)%
Sales and marketing expenses	800,446	79.94%	657,927	108.0%	142,519	21.7%
Research and development expenses	761,258	76.0%	658,734	108.2%	102,524	15.6%
General and administrative expenses	925,390	92.4%	1,138,038	186.9%	(212,648)	(18.7)%
Total operating expenses	2,487,094	248.4%	2,454,699	403.1%	32,395	1.3%
Operating loss	(2,461,127)	(245.8)%	(2,562,547)	(420.8)%	101,420	(4.0)%
Interest expense and Non-cash financing charges	2,721,496	271.8%	1,731,755	284.4%	989,741	57.2%
Share price conversion adjustment	3,704,683	370.0%	—	—%	3,704,683	100.0%
Other income	—	—%	(47,500)	(7.8)%	47,500	(100.0)%
Net loss	$(8,887,306)	(887.6)%	$(4,246,802)	(697.4)%	$(4,640,504)	109.3%

	Six Months Ended
	June 30,	% of total	June 30,	% of total	$ Increase	% Increase
	2015	Revenue	2014	revenue	(Decrease)	(Decrease)
Revenue	$2,006,690	100.0%	$1,085,399	100.0%	$921,291	84.9%
Cost of revenue	1,868,193	93.1%	1,335,294	123.0%	532,899	39.9%
Gross profit (loss)	138,497	6.9%	(249,895)	(23.0)%	388,392	(155.4)%
Sales and marketing expenses	1,755,799	87.5%	1,192,148	109.8%	563,651	47.3%
Research and development expenses	1,646,229	82.0%	1,010,806	93.1%	635,423	62.9%
General and administrative expenses	1,999,428	99.6%	2,156,228	198.7%	(156,800)	(7.3)%
Total operating expenses	5,401,456	269.2%	4,359,182	401.6%	1,042,274	23.9%
Operating loss	(5,262,959)	(262.3)%	(4,609,077)	(424.6)%	(653,882)	14.2%
Interest expense and Non-cash financing charges	3,069,776	153.0%	2,496,701	230.0%	573,075	23.0%
Share price conversion adjustment	3,704,683	184.6%	—	—%	3,704,683	100.0%
Inducement to convert debt and warrants	—	—%	7,906	0.7%	(7,906)	(100.0)%
Other expense	14,375	0.7%	5,001	0.5%	9,374	187.4%
Net loss	$(12,051,793)	(600.6)%	$(7,118,685)	(655.9)%	$(4,933,108)	69.3%

Revenues

Revenues for the three months ended June 30, 2015 increased 64% or $392,334 to $1,001,251, when compared to the prior year. The increase was primarily due to an overall increase in mobile and business RDC transactions processed which totaled 1,231,889 for the three months ended June 30, 2015, representing an increase of 48% or 398,024 from the prior year. The increase was attributable to an overall increase in the number of banks and credit unions which were “active” customers, meaning that they have implemented the RDC software enabling the processing of customer transactions.    As of June 30, 2015, we had entered into agreements to provide a total 436 of our products to approximately 408 banks and credit unions, of which 312 products were deployed, meaning that they have implemented the RDC software enabling the processing of customer transactions.   This compares to a total of 348 signed agreements with 312 banks and credit unions, of which 252 were active as of December  31, 2014.  In addition, we generated approximately $51,000 of revenue for the three months ended June 30, 2015 for professional services, compared to $61,000 for the same period in the prior year. During the three months ended June 30, 2015, approximately 83% of our revenue was generated from transactional volume fees, monthly active user fees and other recurring support services.  Approximately 5% represents revenue from professional services primarily related to integration development work performed as part of implementing our mobile money product offering, while the remaining 12% was from implementation fees that are recognized over the lives of our contracts with financial institutions. As expected, as more clients have implemented our SaaS cloud based technologies they are starting to process more significant transactional and monthly active user fees and therefore, the mix of revenues continues to shift towards a higher percentage that are recurring in nature versus one-time implementation fees.

Since the March 2014 acquisition of Select Mobile Money from DeviceFidelity, we entered into several significant contracts, including Navy Federal Credit Union (“NFCU”), which is the world’s largest credit union. Our technology is part of a program designed to offer their members a money management tool geared towards students called Visa Buxx. Our Mobile Money application allows student card holders to view balances, request money from their parents through SMS, email or in-app notification, and use the locator feature to easily locate the nearest branch or ATM. In addition, the parents will also have the ability to monitor their teens’ transactions, current balances, transfer funds directly from their Navy Federal debit and credit card, and have the ability to suspend the card.  Based on the success of this program, we received an additional order from NFCU during the third quarter of 2014 to provide the same mobile technology for their General Reloadable Purpose Card (“GRPC”).  In December 2014, NFCU launched this prepaid card program labeled “Go Prepaid” making it available to all of its six million members.   We also received an order from USBank in 2014, who has partnered with Kroger, one of the largest grocery retailers in the world in a joint effort to offer its supermarket customers a prepaid card.   Our prepaid mobile application now offers Kroger’s supermarket customers a full suite of convenient mobile account services. Our application allows prepaid card users to view balances and transaction detail, reload money, including check-to-card loads with “instant good funds,” and transfer funds from inside the app. Powerful back-end analytics and messaging capabilities allows the supermarket to segment cardholder behavior and send relevant marketing messages to keep its customers engaged in using the mobile application.  USBank/Kroger went live with this program at the end of December 2014. In March 2015, we received four additional orders from USBank to further expand the existing program and also add additional grocery stores within the Kroger family, including Fred Meyer and Ralph’s, which we went live in July 2015.

During the three months ended June 30, 2015, we recognized a total of approximately $75,000 of transactional revenue related to the various prepaid mobile programs that were live during the period.  This compares to $14,000 for the same period in the prior year.  Since a significant portion of the revenue we expect to generate from these programs will depend on the number of active users as well as fees earned through the reloading of the prepaid cards, ATM withdrawals and the transfer of money, we are currently unable to determine the overall impact these programs will have on our future revenues until we see the overall level of consumer adoption now that these programs are live.    Our total active monthly users increased from basically zero at the beginning of 2015 to approximately 28,000 in the month of June 2015.

Revenues during the first half of 2015 totaled $2,006,690, representing an increase of 85% or $921,291, when compared to the same period in the prior year.  The increase was primarily due to an overall increase in our overall transactions, which totaled approximately 2.9 million during the first half of 2015, compared to 1.5 million for the same period in the prior year.  The primary reason for the increase in transactions is the overall increase in the number of active products that were implemented as of June 30, 2015, which totaled 312, compared to 185 at June 30, 2014.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2015 was $975,284, an increase of 36% or $258,519, compared to the prior year. The increase was primarily due to an increase in personnel costs for our data center and client support group as we added additional headcount to support the overall increase in our products deployed.  Our wages and benefits increased approximately $121,000 when comparing the three months ended June 30, 2015 to the same period in the prior year.  Also, our overall costs to a third-party vendors we’ve integrated into our overall solutions increase approximately $85,000 when comparing the three months ended June 30, 2015 as a result of the increase in transactions and reseller fees.  The remaining increase was due to an overall increase in depreciation expense of approximately $21,000 when comparing the three months ended June 30, 2015 to the same period in the prior year as a result of the capital lease computer additions made during the first half of 2015.

Cost of revenues for the first half of 2015 was $1,868,193, representing an increase of 40% or 532,899, when compared to the same period in the prior year.  The primary reason for the increase was an overall increase in personnel costs for our data center and client support group, which totaled approximately $227,000 when comparing the two periods as a result of the overall increase in products deployed.  Also, our overall costs to third-party vendors increased approximately $134,000 when comparing the first half of 2015 to 2014 as a result of the increase in transactions and reseller fees.  Lastly, our amortization expense for the intangible assets related to the March 2014 Device Fidelity acquisition increased approximately $121,000 when comparing the first half of 2015 to 2014.

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

Operating Expenses

Our operating expenses increased 1% or $32,395 to $2,487,094 for the three months ended June 30, 2015 compared to the prior year.  Our operating expenses for the first half of 2015 totaled $5,401,456 representing an increase of 24% or $1,042,274 when compared to the first half of 2014.   The primary reason for the increase was our acquisition of Select Mobile Money in March of 2014, along with the additional professional fees incurred as part of the reverse merger and increased  costs associated with being a public company.

Sales and Marketing

Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses increased 22% or $142,519 to $800,446 for the three months ended June 30, 2015 compared to the prior year.    The primary reason for the increase was due to an increase in our employee compensation for sales and marketing.  Excluding stock compensation expense, compensation expense had increased by approximately $158,000 when comparing the three months ended June 30, 2015 to the same period in the prior year.    Total sales and marketing expenses in the first half of 2015 increased approximately $564,000 when comparing to the first half of 2014.  The primary reason for the increase was again due to the increase in our employee compensation for sales and marketing.  Excluding stock compensation expense, compensation expense had increased by approximately $459,000.  In addition, expenses incurred for tradeshows and other marketing programs increased approximately $46,000 when comparing the first half of 2015 to the same period in the prior year.  Our referral fees to our partners and resellers increased approximately $30,000 when comparing the first half of 2015 to the same period in 2014 as result of higher revenue generated off existing customers as well as new customer acquisitions for the periods presented.  Employee related travel expenses were also higher by approximately $14,000 for the first half of 2015 compared to the first half of 2014.    We continue to focus our efforts to maximize return on investment by attending many of the leading industry tradeshows, as we believe our presence is necessary to attract and retain new customers. We traditionally incur higher levels of tradeshow expenditures during the first and fourth quarters of our fiscal year compared to the second and third.   Stock compensation expense was $18,983 and $31,106 for the three and six months ended June 30, 2015, compared to $2,226 and $4,047 for the same periods in the prior year.  We currently anticipate our sales and marketing costs will be higher for 2015 compared to 2014 as we hired new sales employees during the second half of 2014 in an effort to increase our revenues for both our RDC business as well as promoting our new prepaid mobile wallet offering as part of the Select Mobile Money acquisition. We may also see an increase in sales and marketing costs as a result of higher levels of commission expense resulting from an increase in our revenue.

Research and Development

Research and development expenses include salaries, employee benefits, stock-based compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for the three months ended June 30, 2015 increased 16% or $102,524 to $761,258 when compared to the prior year.  The increase was primarily due to an overall increase in the number of software developers employed with the Company focused on continuing to develop new features and solutions to help differentiate our service offerings in the marketplace.    Excluding stock compensation expense, our compensation and consulting expenses increased approximately $39,000 when comparing the three months ended June 30, 2015 to the same period in the prior year.  In addition, other employee related costs which includes recruiting fees increased approximately $33,000 for the three months ended June 30, 2015, when compared to the same period in the prior year. Lastly, our software license and maintenance costs were also higher by approximately $24,000 when comparing the three month period ended June 30, 2015 to 2014.

   During 2014 we released our new Select Business platform designed specifically for providing our RDC technology to banks and credit unions’ merchant customers.  We continued to add additional features to the product since initially launching back in 2014 through the first half of 2015. Total research and development expenses during the first half of 2015 increased approximately 63% or $635,000 when comparing to the first half of 2014.

     Excluding stock compensation expense, our employee compensation, contractor costs and related expenses increased approximately $363,000 when comparing the first half of 2015 to the same period in the prior year.    We reduced our overall level of contractors towards the end of June 2015 as we completed development on the core functionality of our new Select Business Application.  As of June 30, 2015, we had a total of 23 research and development employees and full-time contractors, compared to 25 as of June 30, 2014.  The majority of the increase in developers was added in the second quarter of 2014.  Employee related expenses, including recruiting fees increased by approximately $173,000 when comparing the first half of 2015 to the first half of 2014 primarily the result of new hires.  Expenses associated with software licenses and support increased approximately $50,000 when comparing the first half of 2015 to the same period in the prior year.  Included in research and development expense was stock compensation expense of $21,706 and $39,141 for three and six months ended June 30, 2015, respectively, compared to $1,314 and $3,379 for the same periods in the prior year.    We believe our research and development expenses will be higher for the year ended December 31, 2015 compared to 2014 as a result of the additional employees and full-time contractors we added as part of the Select Mobile Money acquisition.

General and Administrative

General and administrative expenses include the salaries, employee benefits, stock-based compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses decreased 19% or $212,648 to $925,390 for the three months ended June 30, 2015, when compared to the same period in the prior year. The decrease was primarily due to an overall decline in professional fees for legal and accounting services which a majority were incurred as a result of the reverse merger and initial public company expenses, along with our acquisition of Device Fidelity March 2014.  Professional fees declined approximately $231,000 for the three months ended June 30, 2015 when compared to the same period in the prior year.  Total general and administrative expenses during the first half of 2015 totaled $1,999,428 representing a decrease of approximately $157,000 or 7% when compared to the same period in the prior year.  Again, the primary reason for the decrease was due to an overall decline in professional fees incurred for legal and accounting services described above.  Our professional fees for the first half of 2015 totaled approximately $373,000, representing a decrease of $325,000 or 46% when compared to the same period in the prior year. Partially offsetting the decrease in professional fees was an increase in compensation costs. Excluding stock compensation expense, our compensation expense increased approximately $77,000 when comparing the first half of 2015 to the same period in 2014.  In addition, other general business expenses, including corporate insurance and other business licenses and permits increased approximately $73,000 when comparing the first half of 2015 to 2014.

 Included in general and administrative expense was stock compensation expense for the three and six months ended June 30, 2015 of $30,215 and  $67,668, respectively, compared to $33,588 and $74,067 for the same periods in the prior year. We believe our general and administrative costs will be higher for 2015 relative to 2014 as we anticipate incurring additional professional fees related to the ongoing requirements of a public company and also the anticipated costs associated with completing capital raises.

Interest Expense and Non-Cash Financing Charges

Interest expense and non-cash financing charges for the three months ended June 30, 2015 was $2,721,496 compared to $1,731,755 for the same period in 2014, representing an increase of $989,741. The increase was primarily driven from recognizing $989,741 of expense associated with the issuance of warrants as part of the PIPE offering.   In addition, we recorded a mark to market adjustment related to all the outstanding warrants which contain anti-dilution provisions during the three months ended June 30, 2015 of approximately $1,426,000.  Total mark to market adjustments recognized as interest expense for the first half of 2015 totaled approximately $1,585,000.  This compares to the Company recognizing a reduction of interest expense for the decline in fair value to the outstanding warrants of $7,000 and $100,000 for the three and six months ended June 30, 2014.   Offsetting the warrant expenses totaling $2.6 million recognized in the second quarter of 2015 was an overall decrease in interest expense associated with an overall decrease of $8.4 million in outstanding debt when comparing the end of June 30, 2015 to June 30, 2014.  Of the outstanding debt as of June 30, 2014, $1.5 million related to the acquisition of Select Mobile Money in March 2014.  As part of this loan we entered into with one of our directors, we agreed to issue common stock equal to 12.5% of the principal amount on the issuance date and 3.125% of the principal amount each success fifth business day so long as any portion of the principal is outstanding.  In addition, the initial interest rate of 24% increased to 48% in April as the loan was outstanding.  Interest expense associated with this note for the three and six months ended June 30, 2014 totaled $786,909 and $1,001,039 of which $609,375 and $796,875 related to the fair value of the common stock issued in April as part of the agreement.   In addition, we recognized $373,134 and $1,000,000 for the three and six months ended June 30, 2014 of interest expense associated with agreeing to issue $1.0 million of our common stock as part of being granted an extension of our senior secured note to May 12, 2014.  We amortized the $1.0 million of costs as interest expense through the new maturity date of the note.

Share Price Conversion Adjustment

In connection with the offer and sale of the Series C Preferred, the Company issued additional shares of the Company’s common stock totaling 8,232,628 to former holders of the Company’s series A and B preferred stock (all of which has been converted to common stock), such that following the issuance of such shares, such holders will have received the same number of shares of the Company’s common stock in total as they would have received upon conversion of the series A and B preferred stock if the conversion price for the series A and B preferred stock had been the same as the initial conversion price under the Series C Preferred.  The Company granted the recipients of these shares the same registration rights as are provided in Series C Preferred holders.   As a result, the Company recognized expense totaling $3,704,683 during the three and six months ended June 30, 2015.

Other Non-Operating Expense

There was no other non-operating expense for the three months ended June 30, 2015 compared to other non-operating income of $47,500 for the same period in the prior year.  The other income recognized during the three months ended June 2014 relates to previously accrued banking accrued banking fees and finder fees associated with debt and equity raising activities that were not completed.  During the six months ended June  30, 2015, we recognized approximately $14,000 as finance costs, compared to $5,000 of finance costs for the same period in the prior year.

Income Taxes

Effective January 1, 2014 the Company’s S Corporation election terminated and the Company became subject to Federal and state income taxes.  Prior to 2014 the Company did not pay corporate income taxes on its taxable income, as the shareholders were liable for income taxes on their respective share of the Company’s taxable income. Therefore, no current or deferred tax provision was recorded prior to January 1, 2014.  The Company’s tax year ends December 31 of each year.

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

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

Financial Condition.  At June 30, 2015 and December 31, 2014 we had approximately $651,000 and $112,000 in cash and cash equivalents. Our cash and cash equivalent balances consist of cash. Our financial condition and prospects critically depend on our access to financing in order to continue funding operations. During the six months ended June 30, 2015, the cash used in operating activities was approximately $4.5 million, a decrease of $0.2 million from the same period in the prior year. Much of our cost structure arises from personnel and related costs and therefore is not presently subject to significant variability. Prior to our July 2014 IPO, we had historically utilized borrowings from accredited investors, including affiliates, to fund our working capital needs.  Since our July IPO to June 30, 2015, we completed three convertible preferred stock offerings, with total net proceeds of $10.1 million discussed below.

During 2014, the Company issued 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 2,229,702 shares of its common stock at a per-share price of $2.00 (since adjusted to $0.4816 per share). Net proceeds to the Company after offerings costs were $3.0 million. During the first three months of 2015, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $0.4816 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15 (since adjusted to $0.4816). The Series A preferred shares totaling 2,238,702 converted into 2,920,039 shares of the Company’s common stock, whereas the Series B preferred shares totaling 2,065,891 converted into 2,065,891 shares of the Company’s common stock.   In addition, the Company issued 74,765 shares of common stock to the Series A and B convertible preferred holders related to the accrued 8% dividend accrued through the conversion date.   Net proceeds to the Company after offering costs were approximately $5.3 million, including debt reduction of $250,000 held by one of our directors, Michael J. Hanson.

As part of the Series C Preferred offering, two of our directors invested $950,000 in the form of a note receivable due 150 days from the offering date of June 2, 2015.  Since June 30, 2015, we have received advancement against the note receivables totaling approximately $500,000.  Absent of receiving additional advancements against the balance owed under the note receivables prior to the maturity date, we will require additional funds to continue our operations beyond August 2015.  There can be no assurance the Company will be able to obtain new financing or additional financing from its directors.

Cash Flow

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2015 was approximately $4.5 million compared to approximately $4.7 million for the prior year. Our net loss in six months ended June 30, 2015 was approximately $12.1 million or approximately $4.9 million more when compared to the same period in 2014, although when adjusted for non-cash charges in our statement of operations, our cash flow used in operations before changes in working capital increased approximately $31,000 comparing the two periods. Changes in working capital included an increase in deferred commissions during the six months ended June 30, 2015 and 2014 of $26,076 and $68,866, respectively as a result of an overall increase in our revenues during these periods.  Our accounts receivable increased by $314,220 for the six months ended June 30, 2015, compared to a decrease of $17,548 for 2014.  The significant increase in accounts receivable during the first six months of 2015 was due to an overall increase in our revenues and billings from the fourth quarter of 2014 to the second quarter of 2015.    Also, we sold approximately $320,000 of prepaid remote deposit capture transactions during the second quarter of 2015 of which $150,000 was included in accounts receivable as of June 30, 2015.    Prepaid expenses decreased $85,995 for the first half of 2015 compared to an increase of $111,196 during the first half of 2014.  The decrease was primarily as a result of expensing annual software and hardware support contracts over the period the services are provided and the amortization of prepaid software licenses.  The increase for the first half of 2014 was the result of the costs incurred leading up to the IPO completed in July 2014.  Other changes in working capital included an increase in deferred revenue to $110,837 and $66,452 for the first half of 2015 and 2014, respectively. The increase in deferred revenue for the first half of 2015 was primarily due to the prepaid licenses for our mobile remote deposit capture offering, which totaled $320,000 during the second quarter of 2015.  The increase in deferred revenue during the first half of 2014 was due to receipt of implementations and prepaid transaction fees associated with new clients.  Accrued expenses also increased during the first half of 2015 and 2014 by $2,356 and $41,669, respectively, primarily as a result of an increase in accruals for various related operating costs incurred but unpaid at the end of both periods presented. Accrued interest expense increased during the first half of 2015 by $93,985 compared to a decrease of $487,778 for the prior year. The increase in accrued interest for the first half of 2015 was primarily due to an increase in accrued expense associated with the $4.7 million of principal balance outstanding on notes payable as of June 30, 2015.  The decrease in accrued interest expense of $487,778 during the first half of 2014 was primarily due to the payoff of accrued interest owed to our senior debt lender.  The amount of accrued interest paid to our senior debt lender during the first half of 2014 totaled $1.2 million, which was partially offset by the increase in accrued interest owed on the $1.5 million loan used to purchase Select Mobile Money and other short-term borrowings.  Accounts payable balance increased during the first half of 2015 and 2014 by $418,696 and $700,662, respectively.  The primary reason for the increase in accounts payable during the first half of 2015 was that we incurred significant fees related to completing our equity offerings.  The reason for the increase in accounts payable for the first half of 2014 was due to the overall increase in the level of invoices owed to our outside legal and accounting firms.  These services included completing the reverse merger, our annual audit, and providing legal defense regarding a potential trademark infringement.

Investing Activities

Cash used in investing activities during the first half of 2015 and 2014 totaled $43,049 and $1,412,457, respectively.  Total equipment purchases for the first half of 2015 and 2014 totaled $43,049 and $37,457, which were primarily part of hardware and software upgrades to our data centers where we host our SaaS cloud based platforms for our customers.  We made a significant investment in our data centers during fiscal year 2012 and in order to accommodate the overall increase in transactions; we have procured an additional $0.5 million of computer equipment for our data center through a capital lease through the first half of 2015 (See Note 8  “Commitments and Contingencies”).  Based on future growth, we may be required to make additional investments in our data centers.  Additional cash used in investing activities for the first half of 2014 included $1.375 million related to the acquisition of Select Mobile Money.

Financing Activities

Net of debt issuance costs, our borrowings during the first half of 2015 and 2014 totaled approximately $750,000 and $7.8 million, respectively.  The funds received during the first half of 2015 from two of our directors were primarily used for working capital purposes.   Of the approximately $8.2 million borrowed during the first half of 2014, $1.5 million of the funds were used to fund our acquisition of Select Mobile Money and $375,000 was used for working capital. During the first half of 2015 we made $114,217 in principal payments related to installment payments made against an outstanding note payable. During the first half of 2014, we repaid $1.6 million of principal owed under our senior secured financing arrangement and $300,000 owed under the secured convertible notes outstanding. In addition, during six months ended June 30, 2015 and 2014, we repaid the entire outstanding installment note balance of approximately $216,000 and $137,000 and the bank issued new notes for totaling approximately $330,000. During the first six months of 2015, we have made additional principal payments against this loan totaling approximately $53,000 compared to approximately $26,000 during the same period in the prior year.  During the first half of 2015, we made principal payments against for capital leases totaling approximately $49,000.  We also paid debt issuance fees totaling approximately $86,000 during the first half of 2014.

During the first half of 2015, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $0.4816 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15 (since adjusted to $0.4816 per share).  Net proceeds to the Company after offering costs were approximately $2.2 million, including the cancellation of $250,000 in debt held by Michael J. Hanson, one of the Company’s directors.

Also during the first half of 2015, the Company issued an aggregate of 44,030 shares of Series C Convertible Preferred Stock at $100.00 per share and issued five-year warrants to purchase an aggregate of 10,057,119 shares of its common stock at a per-share price of $0.4816 in a private placement. Total (cash and non-cash) gross proceeds to the Company were approximately $4.4 million.  Gross proceeds to the Company in the form of cash were approximately $3.0 million. Gross proceeds to the Company in the form of promissory notes payable within 150 days were $950,000.  These promissory notes were provided by James L. Davis and Michael J. Hanson, both of whom are directors of the Company. The Company also issued 2,000 and 3,020 shares of the Series C Preferred to James L. Davis and

Michael J. Hanson, respectively, in exchange for the cancellation of Company debt in the amount of $200,000 and $302,000 held by them.

Debt and Capital Resources.  Since inception in February 2010, we have raised capital to support operating losses incurred in development of our RDC capability infrastructure, the marketing expenses to increase our client base and the general and administrative functions to support our planned growth.  Our net losses from inception through June 30, 2015 of $63.9 million have been funded primarily through the issuance of equity, debt, and warrants.

The Company will be evaluating its plans to raise additional capital in order to support the ongoing cash needs of operations including both working capital and future debt obligations.  In connection with completing the Series C Preferred offering, the Company entered into an agreement with an investment banking firm to assist with completing the offering.   If the Company determines it is necessary to raise additional capital in the future, the timing and success of completing such an offering cannot be assured. Therefore, we may not be able to sell any securities or obtain any additional financing needed, or do so on terms and conditions acceptable or favorable to the Company, if at all.  If financing is not available, we may be forced to abandon our business plan or our entire business.   If we successfully enter into an additional financing transaction, any additional equity-linked financing would be dilutive to our shareholders, and additional debt financing, if any, may involve restrictive covenants.  Absent obtaining additional advances against the $950,000 note receivables outstanding with two of its directors of which the Company has already received $500,000 in July 2015,  the Company has does not have enough funds for operations beyond August 2015.

OFF BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements as of June 30, 2015 or December 31, 2014.

CONTRACTUAL OBLIGATIONS

Operating and Capital Leases

At June 30, 2015, our leases consisted primarily of real estate and equipment, furniture and fixtures.  We conduct our U.S. operations primarily from a 22,000 square foot office space located in Chanhassen, Minnesota.  The lease commenced on May 1, 2012 and extends through August 31, 2016. We also lease a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of the acquisition of Select Mobile Money  in March 2014.  The lease commenced on May 1, 2014 and extends through June 30, 2017.    In addition to the office space, we lease certain office furniture and equipment under operating leases through November 2016.

During the first six months of 2015, we secured approximately $0.5 million of additional computer equipment for our data centers through a three-year capital lease with a director to support the overall increase in transactions and ensure we are able to meet the service level agreements we have with our customers.   If we continue to experience significant growth in the number of transactions we process, we anticipate we will need to make additional investments in our data centers of approximately $0.4 million by the end of 2015.  In addition, the Company entered into additional capital leases during the first half of 2015 totaling approximately $0.3 million related to prepaid license transactions for third-party technology and other software licenses which both are integrated into our overall remote deposit capture solutions.

Debt Obligations

At June 30, 2015, we had total outstanding debt including principal and accrued interest of $5.1 million, of which $3.7 million is convertible into our common stock at the option of the holder.

The following table summarizes our obligations under contractual agreements as of June 30, 2015 and the time frame within which payments on such obligations are due:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years

Operating Lease Obligations	$586,674	$408,341	$178,333	$—	$—
Capital Lease Obligations	$844,726	$369,906	$474,820	$—	$—
Debt Obligations, including accrued interest	4,706,258	2,139,772	2,374,486	—	192,000

	$6,137,658	$2,918,019	$3,027,639	$—	$192,000

We will need additional working capital to meet our current obligations beyond August 2015.

RECENT ACCOUNTING DEVELOPMENTS

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The core principle of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The ASU may also result in enhanced disclosures about revenue. For public entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, on July 9, 2015, the FASB voted to allow a one year deferral of the effective date. The deferral permits early adoption, but does not allow adoption any earlier than the original effective date of the standard. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual report (the "Evaluation Date"). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of December 31, 2014 or June 30, 2015.

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

Management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The COSO framework summarizes each of the components of a company's internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

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

As a result of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective at December 31, 2014 or June 30, 2015 based on the guidelines established in Internal Control—Integrated Framework issued by COSO.

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

Given the limited resources, the Company has not been able to fully implement the plans as outlined above.

Additional efforts to remediate the deficiencies identified in our internal controls over financial reporting include hiring a new accounting manager, who was recently promoted to a controller role, has greater experience working with SEC reporting companies.  We also implemented a new corporate card program to ensure all expenses are now being properly reviewed and approved.   We have also reviewed our controls to ensure there is proper segregation of duties among our limited accounting staff.  In addition, the Company is reviewing and instituting proper controls around the authorization and approval of recording general journal entries.

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

Cachet Financial Solutions, Inc.

/s/ Darin P. McAreavey	8/12/15
Darin P. McAreavey
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer) and Duly Authorized Officer of Cachet Financial Solutions, Inc.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 6, 2010)
3.2

Amended and Restated Certificate of Incorporation, filed with the State of Delaware on March 18, 2014 (incorporated by reference to Exhibit 3.3 the Company’s Current Report on Form 8-K/A filed on February 14, 2014)

3.3	Amended and Restated Bylaws, effective as of March 18, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K/A filed on February 14, 2014)
10.1	Amendment No. 2 to Term Note with Margaret De Jonge Trust, dated May 4, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed May 15, 2015).
10.2

Securities Purchase Agreement dated as of June 3, 2015, by and among the Company and certain purchasers. (incorporated by reference to Exhibit 10.2 the Company’s Current Report on Form 8-K filed on June 3, 2015)

10.3	Amendment to Letter Agreement dated as of July 31, 2015, by and between the Company and Michael J. Hanson (filed herewith).
31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith).
32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.0	Financials in XBRL Format.

E-1