Form 10-Q
period 2015-09-30
CACHET FINANCIAL SOLUTIONS, INC.
filed 2015-11-13
CIK 1487906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

As of November 13, 2015, there were 31,649,924 shares of our common stock outstanding.

Cachet Financial Solutions, Inc.

Form 10-Q

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$123,197	$112,221
Accounts receivable, net	563,377	314,743
Deferred commissions	71,518	80,348
Prepaid expenses	452,895	402,040
TOTAL CURRENT ASSETS	1,210,987	909,352

PROPERTY AND EQUIPMENT, net	649,807	295,925
GOODWILL	204,000	204,000
INTANGIBLE ASSETS, NET	995,254	1,437,001
DEFERRED COMMISSIONS	41,906	103,312
DEFERRED FINANCING COSTS	143,262	61,153
TOTAL ASSETS	$3,245,216	$3,010,743

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current maturities of capital lease obligations	$335,556	$-
Current portion of long-term debt	2,165,935	2,070,217
Accounts payable	1,160,055	746,554
Accrued expenses	170,641	201,768
Accrued interest	225,816	182,184
Deferred revenue	980,277	747,113
Warrant liability	-	163,570
TOTAL CURRENT LIABILITIES	5,038,280	4,111,406

CAPITAL LEASE OBLIGATIONS, net of current maturities	386,048	-
LONG TERM DEBT, net of current portion	2,492,000	2,566,486
WARRANT LIABILITY	7,159,193	146,000
DEFERRED REVENUE	470,482	412,219
ACCRUED INTEREST	312,301	160,593
ACCRUED RENT	66,658	25,333
TOTAL LIABILITIES	15,924,962	7,422,037

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Convertible preferred stock, $.0001 Par Value, 20,000,000 shares authorized, 44,030 and 2,229,702 shares issued and outstanding	4	223
Common shares, $.0001 Par Value, 500,000,000 shares authorized, 30,802,179 and 16,934,497 issued and outstanding	3,080	1,694
Additional paid-in-capital	58,138,889	47,307,314
Accumulated deficit	(70,821,719)	(51,720,525)
TOTAL SHAREHOLDERS’ DEFICIT	(12,679,746)	(4,411,294)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,245,216	$3,010,743

See accompanying Notes to Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September30, 2015	September 30, 2014
REVENUE	$1,029,958	$855,631	$3,036,648	$1,941,030

COST OF REVENUE	944,632	829,878	2,812,825	2,165,172
GROSS INCOME (LOSS)	85,326	25,753	223,823	(224,142)

OPERATING EXPENSES
Sales and Marketing	734,070	777,564	2,489,869	1,969,712
Research and Development	487,613	731,433	2,133,842	1,742,239
General and Administrative	1,035,345	843,319	3,034,773	2,999,547
TOTAL OPERATING EXPENSES	2,257,028	2,352,316	7,658,484	6,711,498

OPERATING LOSS	(2,171,702)	(2,326,563)	(7,434,661)	(6,935,640)

INTEREST EXPENSE AND NON-CASH FINANCING CHARGES	4,791,719	2,500,678	7,861,495	4,997,379

SHARE PRICE CONVERSION ADJUSTMENT	—	—	3,704,683	—

INDUCEMENT TO CONVERT DEBT AND WARRANTS	—	370,308	-	378,214

OTHER (INCOME) EXPENSE	—	(40,000)	14,375	(34,999)
NET LOSS	(6,963,421)	(5,157,549)	(19,015,214)	(12,276,234)

Less: Cumulative Unpaid Dividends	(109,773)	(1,203)	(143,551)	(1,203)

Net Loss Attributable to Common Shareholders	$(7,073,194)	$(5,158,752)	$(19,158,765)	$(12,277,437)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	30,563,917	15,545,567	24,649,163	9,413,335

Net loss per common share - basic and fully diluted	$(0.23)	$(0.33)	$(0.78)	$(1.30)

See accompanying Notes to Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(unaudited)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2014	2,229,702	$223	16,934,497	$1,694	$47,307,314	$(51,720,525)	$(4,411,294)
Issuance of convertible preferred stock and warrants, net of costs	1,896,510	190	-	-	5,220,275	-	5,220,465
Conversion of debt into preferred stock	222,411	22	-	-	751,978	-	752,000
Series A & B preferred stock conversion into common stock	(4,304,593)	(431)	4,985,930	499	(68)	-	-
Issuance of common stock under the Associate Stock Purchase Plan	-	-	72,360	7	33,822	-	33,829
Issuance of restricted common stock to Associates	-	-	102,000	10	(10)	-	-
Share price conversion adjustment	-	-	8,232,628	823	3,703,859	-	3,704,682
Conversion of warrant liability to additional paid-in-capital	-	-	-	-	420,090	-	420,090
Payment of preferred dividend paid with common shares	-	-	74,764	7	85,973	(85,980)	-
Issurance of warrants for capital lease arrangement	-	-	-	-	134,782	-	134,782
Warrant issued for professional fees	-	-	400,000	40	178,572	-	178,612
Stock compensation expense	-	-	-	-	302,302	-	302,302
Net loss	-	-	-	-	-	(19,015,214)	(19,015,214)
Balance September 30, 2015	44,030	$4	30,802,179	$3,080	$58,138,889	$(70,821,719)	$(12,679,746)

See accompanying Notes to Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
OPERATING ACTIVITIES
Net loss	$(19,015,214)	$(12,276,234)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount/amortization of financing costs	190,806	2,284,549
Accrued debt related costs	-	1,890,623
Change of fair value of warrant liability	7,269,714	(65,546)
Depreciation and amortization of intangibles	669,796	500,818
Stock compensation	302,302	151,574
Warrants issued for professional services	178,612	20,611
Amortization of deferred commissions	94,494	74,468
Debt/warrant inducement and share price adjustment	3,712,383	378,214
	(6,597,107)	(7,040,923)
Changes in operating assets and liabilities:
Accounts receivable	(248,634)	(112,250)
Deferred commissions	(24,257)	(101,613)
Prepaid expenses	130,833	70,762
Accounts payable	493,657	(100,444)
Accrued expenses	81,832	41,919
Accrued interest	195,340	(669,915)
Deferred revenue	291,427	243,914
Net cash used in operating activities	(5,676,909)	(7,668,550)

INVESTING ACTIVITIES
Purchase of fixed assets	(77,688)	(50,626)
Cash paid for acquisition	-	(1,750,000)
Net cash used in investing activities	(77,688)	(1,800,626)

FINANCING ACTIVITIES
Proceeds from issuance of notes and warrants	750,000	8,362,000
Repayment of notes	(157,318)	(4,813,160)
Issuance of common shares, net of costs	33,829	5,529,566
Issuance of shares of convertible preferred stock, net of costs	5,220,465	839,300
Payment of debt issuance costs	-	(88,098)
Repayment of capital lease	(116,118)	-
Repayment of bank borrowing	(78,624)	(188,883)
Proceeds from bank borrowing	113,339	330,020
Net cash provided by financing activities	5,765,573	9,970,745

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,976	501,569
CASH AND CASH EQUIVALENTS
Beginning of period	112,221	150,555
End of period	$123,197	$652,124

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$157,284	$1,540,040

NONCASH FINANCING AND INVESTING TRANSACTIONS
Conversion of debt and interest to equity	752,000	7,288,025
Conversion of accrued interest to note payable	-	150,660
Fixed asset purchases in accounts payable cancelled	80,156	-
Capital lease obligations	837,722	-
Debt issuance costs in exchange for warrants	127,080	-
Common stock issued for preferred stock dividends	85,973	-
Conversion of warrant liability to additional paid-in-capital	420,090	-
Issuance of capital lease arrangement	134,782	-

See accompanying Notes to Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Business and Operations Overview

Cachet Financial Solutions, Inc. (the “Company” or “Cachet”) is a provider of technology solutions and services to the financial services industry. The Company’s solutions and services enable its clients—banks, credit unions and other types of financial institutions or financial service organizations—to provide their customers with remote deposit capture technology (“RDC”) and related services. The Company’s cloud based Software as a Service (“SaaS”) RDC solutions allow customers to scan checks remotely through their smart phones or other devices and transmit the scanned, industry compliant images to a bank for posting and clearing. In addition, the Company’s offerings include a mobile wallet solution which provides a virtual account for customers that do not have a bank account and is focused on the pre-paid card market. Through the Company’s cloud based SaaS mobile wallet offering we provide consumers the ability to deposit and withdraw funds, transfer funds, and pay bills with their mobile phone or tablet. As of September 30, 2015, we had entered into 485 contracts with customers for our products and services. Approximately 353 of those agreements were “active,” meaning that customers have implemented the RDC software enabling the processing of customer transactions or deployed the mobile wallet application. The Company offers its services to financial institutions in the United States, Canada and Latin America. Our business operations are conducted through our wholly owned subsidiary, Cachet Financial Solutions Inc., a Minnesota corporation.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Cachet Financial Solutions Inc. as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014. The subsidiary does not have any operational activity and therefore no intercompany transactions exist with the subsidiary which would need to be eliminated. The Company has prepared the condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. The condensed consolidated financial statements included herein, without audit, are pursuant to the rules and regulations of the United States (“U.S.”) Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. From inception to September 30, 2015, the Company has cumulative operating losses of approximately $70.8 million, and as of September 30, 2015, our current liabilities exceeded our current assets by approximately $3.8 million. In 2015, we expect to continue to grow our client base and increase our revenues through higher RDC transaction volumes and monthly active user fees (“MAUs”) from our Select Mobile Money offering. Nevertheless, the Company expects to continue to incur operating losses through December 31, 2015. The Company engaged an investment firm to assist in raising additional capital through the issuance of debt and equity. The Company’s ability to continue as a going concern is dependent on raising additional capital to support operations and refinance maturing debt.

The Company has a note payable to Margaret De Jonge due January 31, 2016 (the “De Jonge Note”), with a principal and accrued interest balance as of approximately $464,000, and has an outstanding balance including accrued interest of approximately $1.1 million on a line of credit with one of its directors, Michael J. Hanson (the “Hanson line of Credit”). The Hanson line of Credit was originally payable upon the earlier of the Company completing financings with gross proceeds of $10 million or July 31, 2015. In July 2015, the Company amended the terms of the line of credit to extend the maturity date to January 31, 2016 while all other terms remained the same. In May 2015, the Company entered into an amendment of the De Jonge Note, under which approximately $500,000 was then owed, to extend the maturity date of the note from April 30, 2015 to December 31, 2015. Under the amended De Jonge Note, the Company was required to make monthly payments of $50,000 beginning May 31, 2015 and continuing to December 31, 2015, at which time any remaining principal and unpaid accrued interest would become due. As of September 30, 2015, the Company had not paid the $50,000 monthly installment since August 2015. On November 2, 2015, the Company renegotiated the terms of the De Jonge Note. Under the amended terms of the De Jonge Note, payments of $30,000 are due on each of November 15, 2015, December 15, 2015 and January 15, 2016, with the remaining balance of accrued, unpaid interest and principal due on January 31, 2016.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 30, 2014, the Company entered into a financing commitment letter with two directors to lend the Company up to $2.5 million through December 31, 2014, bearing interest at 10%, and due January 31, 2015, which due date was later extended to January 31, 2016. If any portion of the notes issued under the commitment letter is outstanding beyond January 31, 2016, the default interest rate will be adjusted to 18%. During the nine months ended September 30, 2015, the Company had additional advances totaling $350,000. As part of a PIPE transaction completed in February 2015, Mr. Hanson, converted $250,000 of the balance owed under the commitment letter into 217,391 shares of Series B Convertible Preferred Stock and was issued a five-year warrant to purchase an aggregate of 217,391 shares of common stock at a per-share price of $1.15 (since adjusted to $0.4816 per share). In addition, Mr. Hanson converted; $102,000 of the principal balance owed under the commitment letter into 1,020 shares of Series C Convertible Preferred Stock and was issued a five-year warrant to purchase an aggregate of 232,983 shares of common stock at a per-share price of $0.4816 as part of a PIPE transaction completed in June 2015. As of September 30, 2015, the Company had an outstanding obligation under the commitment letter, including accrued interest, totaling approximately $389,000. As part of the amendment, the directors did not renew the remaining amount available under the original terms of the commitment letter. In October 2015, the Company entered into an amendment with Messer. Hanson and Davis to allow for a $250,000 advance under the terms of the financing commitment letter. All other terms remained the same as part of the amendment.

In January and February 2015, respectively, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $0.4816 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15 (since adjusted to $0.4816 per share). Net proceeds to the Company after offering costs were approximately $2.2 million, including the cancellation of $250,000 in debt held by Mr. Hanson.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of September 30, 2015, the Company had received $950,000 in principal from Messrs. Hanson and Davis in satisfaction of the notes receivable related to the Series C Convertible Preferred Stock offering described above.

In October 2015, the Company entered into a $10 million equity purchase agreement with Lincoln Park Capital, LLC (the “Purchase Agreement”). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase, up to $10.0 million in shares, as described below, of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which the Company filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The required registration statement was filed on October 30, 2015 and the final prospectus was filed on November 5, 2015. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day (a “Regular Purchase”), provided that at least one business day has passed since the most recent Regular Purchase, increasing to up to 200,000 shares, depending upon the closing sale price of the common stock. However, in no event shall a Regular Purchase be more than $500,000. The Company may also direct Lincoln Park at its sole discretion and subject to certain conditions, to purchase up to $100,000 worth of shares of common stock on any business day (an “Additional Purchase”), provided that at least six business days have passed since the most recent Additional Purchase was completed. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if the request is submitted on a Regular Purchase date and on that date the closing sale price of the common stock is not below $1.00. The Company may not sell shares of common stock to Lincoln Park under the Purchase Agreement at any time to the extent that the number of shares to be sold would result in the beneficial ownership by Lincoln Park and its affiliates exceeding 9.99% of the then outstanding shares of the common stock.

There is no assurance the Company will have satisfied all the necessary filing requirements with the SEC, including having in place an effective registration statement to access the needed capital to fund its operations to December 31, 2015. Absent of the Company’s ability to access the $10,000,000 equity commitment with Lincoln Park Capital, we will require additional funds to continue our operations beyond November 2015. There can be no assurance the Company will be able to obtain new financing or additional financing from its directors. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Professional Services and Other Revenue

Professional services include implementation services, development of interfaces requested by customers, assistance with integration of the Company’s services with the customers’ applications, dedicated support, and advisory services to customers who choose to develop their own interfaces and applications. Professional services are typically performed within three to nine months of entering into an arrangement with the customer. Professional services are typically sold on a fixed-fee basis, but are offered on a time-and-material basis as well. Revenue for time-and-material arrangements is recognized as the services are performed. Revenue for fixed-fee arrangements is recognized under the proportional performance method of accounting as the Company has developed a history of accurately estimating activity. The Company uses labor hours incurred to the end of each reporting period compared to the total estimated labor hours as an input based measure of performance under customer arrangements. The Company believes labor hours incurred is materially representative of the value delivered to the customer at any point in time during the performance of the service. Professional services are not considered essential to the functionality of the SaaS offering.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accounts Receivable

Accounts receivable represent amounts due from customers. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was approximately $10,000 and $25,000 as of September 30, 2015 and December 31, 2014, respectively. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk.

Property and Equipment

Depreciation and amortization is computed using the straight-line method over the following estimated useful lives:

Computer and Data Center Equipment	3 years
Purchased and Acquired software	3 years
Leasehold Improvements	3 -5 years, or lease term if less
Furniture and fixtures	7 years

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

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the lives of the related debt agreements. The costs are amortized to interest expense using the effective interest method. In the event debt is converted or paid prior to maturity, any unamortized issuance costs are charged to expense in the period in which the conversion or repayment occurs.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following table reflects the amounts used in determining loss per share:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Loss Attributable to Common Shareholders	$(7,073,194)	$(5,158,752)	$(19,158,765)	$(12,277,437)
Weighted average common shares outstanding	30,563,917	15,545,567	24,649,163	9,413,335
Net loss per common share – basic and diluted	$(0.23)	$(0.33)	$(0.78)	$(1.30)

The following potential common shares were excluded from the calculation of diluted loss per share from continuing operations and diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	As of
	September 30, 2015	September 30, 2014
Convertible Preferred Stock	10,057,119	610,000
Convertible Preferred Stock Warrants	-	305,000
Stock Options	3,753,496	1,016,417
Warrants	24,234,252	4,900,344
	38,044,867	6,831,761

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The core principle of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The ASU may also result in enhanced disclosures about revenue. For public entities, the ASU is effective for annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB voted to allow a one year deferral of the effective date. The deferral permits early adoption, but does not allow adoption any earlier than the original effective date of the standard. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-03 will have a material impact on our consolidated financial statements.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2015, the FASB issued guidance, which completely eliminates all references to and guidance concerning the concept of an extraordinary item from GAAP. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued updated guidance related to stock compensation. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite period, be treated as a performance condition. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

2. Note Receivable

The Company has a note receivable, bearing interest at 5%, for fees being refunded for an unsuccessful capital raising transaction. The note has a face value of $501,000 and was due in October 2013. The collectability of this note is uncertain and the Company has established a reserve for 100% of the balance owed as of September 30, 2015 and December 31, 2014. In February 2015 the Company obtained a default judgment in our favor relating to such note in the amount of approximately $542,000 (including interest). As of September 30, 2015, this amount has not been collected. Due to the financial limitations of the judgment debtor, the Company continues to believe the collectability of the note is uncertain and therefore maintains a reserve for 100% of the balance owed.

3. Prepaid Expenses

Prepaid expenses primarily consist of prepayment of licenses and maintenance fees, or deposits with, the providers of RDC software capabilities to the Company.

4. Property and Equipment

Property and equipment consists of the following:

	As of
	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Computer equipment	$219,624	$216,486
Data center equipment	960,849	444,906
Purchased software	691,447	651,016
Furniture and fixtures	89,774	84,433
Leasehold improvements	75,103	58,024
Total property and equipment	2,036,797	1,454,865
Less: accumulated depreciation	(1,386,990)	(1,158,940)
Net property and equipment	$649,807	$295,925

Depreciation expense for the three and nine months ended September 30, 2015 was approximately $96,000 and $228,000, respectively, compared to approximately $43,000 and $168,000 for the same periods in the prior year, respectively.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. Financing Arrangements

The Company has obtained debt financing through bank loans and loans from directors and other affiliated parties and unaffiliated third party investors. Certain of the debt was issued with warrants that permit the investor to acquire shares of the Company’s common stock at prices as specified in the individual agreements. See Note 12 for additional information regarding conversions of debt and accrued interest into common stock during the three and nine months ended September 30, 2015.

Following is a summary of debt outstanding:

	As of
	September 30, 2015	December 31, 2014
	(unaudited)	(audited)
Notes Payable to Directors and Affiliates	$1,348,000	$1,350,000
Convertible Term Loan, due December 2016, interest at 10%	2,300,000	2,300,000
Series Subordinated Note, due January 2016 Stated interest rate of 12%	456,490	613,808
Notes Payable, due the earlier of raising $10 million in proceeds from private placements or January 2016, interest between 8.25% and 12%	74,486	74,486
Note Payable, due August 2021, interest 0%	192,000	192,000
Installment Note Payable – Bank	286,959	252,244
Total	4,657,935	4,782,538
Unamortized discount	-	(145,835)
Total debt, net	4,657,935	4,636,703
Less: current maturities	2,165,935	2,070,217
Long-term portion	$2,492,000	$2,566,486

Future maturities of long-term debt at September 30, 2015 are as follows:

Three months ending December 31, 2015	$1,286,959
2016	3,178,976
2017	-
2018	-
2019	-
2020	-
Thereafter	192,000
$4,657,935

Notes Payable to Directors and Affiliates

The Company issued a total of $4,425,000 of new notes to Messrs. Davis and Hanson from January 2014 through September 30, 2015. Of this amount, $400,000 in principal amount of the notes bears interest at a rate of 10% and originally was due June 30, 2015. In June 2015, the $400,000 of notes were converted into 4,000 Series C Convertible Preferred Stock as part of the Series C Preferred offering the Company completed. Messrs. Davis and Hanson also received five year warrants to purchase 913,659 shares of common stock at $0.4378 per share. A total of $450,000 was advanced under the June 2014 letter agreement described below, and $1,000,000 represents the outstanding principal balance under the Company’s line of credit agreement with Mr. Hanson. The original terms of the line of credit agreement provided for a stated interest rate of 10% on the principal amount outstanding. In July 2015, Mr. Hanson agreed to amend the repayment terms of the line of credit to occur on the earlier of (a) raising aggregate gross proceeds in one or more financing transactions of at least $10 million or (b) December 31, 2015. There are no financial covenants with the line of credit. Through the second quarter of 2014, the Company had drawn down the entire $1,500,000 under this facility. At the option of Mr. Hanson, all the principal and unpaid accrued interest under the line-of-credit could have been converted upon the completion of an IPO of the Company’s common stock at a 20% discount to the price at which the shares are of the Company’s stock were sold in the offering. Mr. Hanson exercised this conversion right with respect to $500,000 of indebtedness in connection with our July 2014 IPO into 416,667 shares of common stock and also received five-year warrants to purchase a total of 333,333 shares of the Company’s common stock at an exercise price of 125% of the IPO price or $1.88 per share. The amount of principal owed under the $1.5 million line of credit as of September 30, 2015 and December 31, 2014 was $1,000,000 plus accrued interest of $146,767 and $71,973, respectively.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the Company completing its IPO on July 14, 2014, the Company determined there was a beneficial conversion feature related to the $1.0 million outstanding balance of the line of credit which totaled $250,000. This amount was recorded as a discount to the debt and is being amortized into interest expense through the amended maturity date of January 31, 2016. For the three and nine months ended September 30, 2015, the Company recorded interest expense of approximately $21,000 and $146,000, respectively, related to amortization expense associated with the beneficial conversion feature. The unamortized balance of the beneficial conversion feature as of September 30, 2015 and December 31, 2014 was approximately $0 and $146,000 respectively.

On July 30, 2014, the Company entered into a financing commitment letter with two directors to lend the Company up to $2.5 million through December 31, 2014, bearing interest at 10%, and due January 31, 2015, which was later extended to January 31, 2016. If any portion of the notes issued under the commitment letter was outstanding beyond January 31, 2015, the default interest rate would be adjusted to 18%. As of December 31, 2014 there was $350,000 outstanding. During the first nine months of 2015, the Company had received advancements totaling $350,000. On February 3, 2015, Michael Hanson, one of our directors, converted $250,000 of the amount owed into 217,391 shares of Series B Convertible Preferred Stock (which Series B Convertible Preferred Stock was converted into common stock on February 27, 2015). Also in February 2015, the Company amended the terms of the commitment letter to extend the repayment of the outstanding principal balance owed as of that date of $450,000 to January 31, 2016 at a rate of 10% per annum. As part of the amendment, the directors did not renew the remaining amount available under the original terms of the commitment letter. In June 2015, Michael Hanson converted $102,000 of the amount owed into 1,020 shares of Series C Convertible Preferred Stock and also received five year a warrant to purchase 232,983 share of common stock at $0.4378 per share. As of September 30, 2015, the total principal and accrued interest amount outstanding owed to Messrs. Davis and Hanson related to advances under the commitment letter equaled $348,000 and $41,359, respectively.

On October 23, 2015, the Company entered into an addendum to the financing commitment letter dated as of July 30, 2014 with two of its directors Messrs. James L. Davis and Michael J. Hanson, under which addendum Mr. Hanson agreed to an additional advancement of $250,000 under the terms of the agreement. As of October 23, 2015, the Company had a total of approximately $639,000 outstanding principal and accrued interest owed to Mr. Hanson under this agreement.

Convertible Term Loan, due December 2016

In December 2013, the Company entered into an agreement to issue convertible notes with Trooien Capital, LLC (the “Trooien Capital Note) in a principal amount of up to $4 million. The proceeds of borrowings under the Trooien Capital Notes are expressly to be used to repay amounts owed under the Company’s senior secured note payable issued to another investor. Borrowings under the agreement bear interest at 10% and the note matures in December 2016. In the event of default, the interest rate increases by either 2% or 4%, depending on the nature of the default. Under the note agreement, the investor has the right, but not the obligation, to advance additional amounts up to the $4 million. The terms of the agreement originally provided that the lender could have multiple options for converting the Trooien Capital Notes at varying rates and times following the completion of a qualifying financing transaction. Depending on the timing of conversion, the holder could also receive warrants to purchase common stock. In addition to conversion of the Trooien Capital Notes, the holder has the right to request shares of common stock, rather than cash, as payment for interest. In May 2014 the Company agreed to include $356,616 in principal and accrued interest of convertible notes originally issued to our senior debt holder during the fourth quarter of 2014, due March 2015, under the terms of the Trooien Capital Note, due December 2016.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As a result of the Company completing its IPO on July 14, 2014, the Company determined there was a beneficial conversion feature related to the remaining $2.3 million outstanding balance of the Convertible Term Loan, due December 2016 which totaled $894,444. This amount was recorded as a discount to the debt and was amortized into interest expense on a straight-line basis over the 120 days following the closing of the IPO which represents the period during which the debt could be converted at a discount to the IPO price. The Company recorded interest expense of $894,444 related to amortization expense associated with the beneficial conversion feature for the year ended December 31, 2014. The balance of the note as of September 30, 2015 and December 31, 2014 was $2.3 million plus accrued interest of $312,301 and $140,275, respectively.

Series Subordinated Note

The series subordinated note totaling $613,808 in principal and $100,745 of accrued interest as of December 31, 2014 was originally due in December 2014. In December 2014, the Company amended the terms of the note to include monthly installments of $50,000 due December 2014 and an additional $50,000 due at the end of each following month through April of 2015, when the remaining principal balance and related accrued interest becomes due. In May 2015, the Company amended the note agreement to provide payments equal to $50,000 starting on May 31, 2015 and continuing each subsequent month end until December 31, 2015, at which time the entire remaining principal and accrued interest would be due. As of September 30, 2015, the Company had failed to make the $50,000 monthly installments since August 2015 and therefore was in default of the note. The Company recently completed negotiations with the debtor to amend the repayment terms of the note. Under the amended terms of the note, payments of $30,000 are due on each of November 15, 2015, December 31, 2015 and January 15, 2016, with the remaining balance of accrued, unpaid interest and principal due on January 31, 2016. The principal balance on the note as of September 30, 2015 and December 31, 2014 was $456,490 and $613,808, respectively. The accrued interest owed as of September 30, 2015 was $7,504.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Installment Note Payable – Bank

In March 2014, the Company entered into an installment note with a bank for a total of $330,020. The note bears interest at the prime rate plus 1%, but not less than 5%. The note is due on demand; if no demand is made then the note is due in monthly payments of $9,903 from April 2014 through April 2017. Borrowings are secured by substantially all of the Company’s property and are guaranteed by three of the Company’s directors. In April 2015, the Company entered into a new installment note replacing the above mentioned note. The balance of the existing note totaled approximately $216,000, while the new note was issued for approximately $330,000. The Company received the net amount between the two notes or $113,000, which was primarily used for working capital purposes. The new note bears interest at the prime rate plus 1%, but not less than 5%. The note is due on demand; if no demand is made then the note is due in monthly payments of $9,903 from May 2015 through May 2018. Borrowings remained secured by substantially all of the Company’s property and are guaranteed by three of the Company’s directors. The principal balance as of September 30, 2015 and December 31, 2014 was approximately $287,000 and $252,000, respectively.

Other Information Regarding Debt

The prime interest rate was 3.25% at September 30, 2015 and December 31, 2014.

As a result of either the short term duration or recency of its financings, the Company believes that the fair value of its outstanding debt approximates market value.

6. Employee Benefit Plan

The Company has a defined contribution 401(k) saving plan covering all employees satisfying certain eligibility requirements. The plan permits, but does not require, Company contributions; the Company did not make any contributions for the three and nine months ended September 30, 2015 and 2014.

7. Commitments and Contingencies

Operating Leases

The Company leases approximately 22,000 square feet of office space at its headquarters in Chanhassen, Minnesota. The lease commenced on May 1, 2012 and originally extended through August 31, 2016. In August 2015, the Company amended the terms of the lease agreement to extend the term through January 2022. In addition to the office space, the Company leases certain office furniture and equipment under operating leases through November 2018. The Company entered into a lease agreement in April 2014 for a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of the acquisition of Select Mobile Money. The lease commenced on May 1, 2014 and extends through June 30, 2017. Rent expense under all leases for the three and nine months ended September 30, 2015 were $112,445 and $365,165, compared to $80,747 and $216,324 for the same periods in the prior year, respectively.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s headquarters office space lease calls for rent increases over the term of the lease. The Company records rent expense on a straight line basis using average rent for the term of the lease. The excess of the expense over cash rent paid is shown as accrued rent.

The Company also has various computer leases with three year terms. The Company is recording the expense on a monthly basis.

Total future minimum contractual lease payments for all operating leases are as follows:

Three months ending December 31, 2015	$41,231
2016	348,004
2017	292,245
2018	241,894
2019	241,275
There after	524,289
$1,688,938

Capital Leases

The Company entered into a capital lease arrangement with one of its directors from March 2015 to June of 2015 for certain computer equipment and software licenses with an imputed interest rate of 7.3% per year. The total cost and accumulated amortization included in property and equipment as of September 30, 2015 totaled approximately $584,000 and $77,000, respectively. Amortization of the leased property was approximately $47,000 and $77,000 for the three and nine months ended September 30, 2015 and is included in depreciation expense.

The Company also entered into a capital lease with a third-party leasing company, which was co-guaranteed by one of its directors for prepaid software licenses. The lease carries an imputed interest rate of 7.3% per year and requires monthly payments of $10,759 per month through July 2017.

Future lease payments under capital leases are as follows:

Three Months Ending December 31, 2015	$92,448
2016	369,796
2017	287,892
2018	18,230
Total payments	768,366
Less: portion representing interest	(46,762)
Principal portion	721,604
Less: current portion	(335,556)
Long-term portion	$386,048

In February 2015, the Company entered into an agreement with a director, James L. Davis which guarantees financial responsibility for the obligations under the terms of a lease arrangement which he entered into on behalf of the Company. In addition, the Company entered into an agreement with Mr. Davis which provides for the same lease terms as he entered into on behalf of the Company. The three-year lease agreement provides financing for up to $500,000 of computer equipment the Company procured for its data centers to accommodate the overall increase in transactions and ensure it is able to meet customer uptime requirements. As consideration to the director for entering into the lease, the Company issued the director a five-year warrant to purchase up to 407,614 shares of common stock at $1.15 per share. The warrant was 100% vested and exercisable upon issuance. In June 2015, Mr. Davis provided his personal guarantee as part of lease the Company entered into with a third-party leasing company totaling approximately $242,000. As consideration to the director for providing his personal guarantee, the Company issued the director a five-year warrant to purchase up to 241,900 shares of common stock at $.44 per share in June 2015. The warrant was 100% vested and exercisable upon issuance. The Company amortizes the fair value of the warrants over the term of the leases.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation

An entity named Cachet Banq contacted us in December 2010 relative to their U.S. Trademark Registration No. 2,857,465 (registered on June 29, 2004) for the standard character mark CACHET covering “financial services, namely automated clearing house processing services for the payroll service industry.” Cachet Banq has alleged that our use of “CACHET” infringes on their federal trademark registration. On March 4, 2013, Cachet Banq filed a trademark infringement lawsuit against the Company in the United States District Court for the Central District of California. The parties filed cross motions for summary judgment, with supportive briefings being filed in May and June 2014. On September 21, 2015, the Court issued an order (1) granting Cachet Banq’s motion for summary judgment, (2) denying our motion for summary judgment, and (3) ordering the parties to submit memoranda regarding remedies. The last of those memoranda were submitted on October 12, 2015. The parties are currently awaiting the Court’s decision on remedies. In any event, the Company believes that the Court’s order granting Cachet Banq’s motion for summary judgment was in error, and plans to appeal its decision. We disagree that our use of the character mark CACHET infringes on Cachet Banq’s purported rights in their mark, and will vigorously defend this and any similar claims made by Cachet Banq in the future.

Financial Service Agreements

In January 2015, the Company entered into an engagement letter with a new financial advisory services company. The terms of this agreement include a six month term in which the financial advisory services company will assist the Company in completing a $15.0 million public offering of its equity or equity-linked securities for a 7% commission. In addition, the Company agreed to provide the financial advisory services company warrants equal to 7% of the securities issued in the offering with an exercise price equal to 120% of the price of the securities sold under the offering. The terms of the warrant will be five years from the closing date of the offering. The Company also agreed to reimburse any reasonable out of pocket expenses in connection with this engagement. The agreement is cancelable by either party with a 30 day notice.

In June 2015, the Company entered into an additional engagement letter with another financial advisory services company as part of completing PIPE offering. The Company agreed to provide the financial advisory services company with compensation for completing an offering consisting of a 5% commission. In addition, the Company agreed to provide warrants equal to 7% of the common stock issuable upon conversion of the convertible preferred stock with an exercise price equal to the exercise price of the warrants issued to investors on the completion of the offering.

In August 2015, the Company entered into an agreement with a firm to provide investor relations and financial advisory services. The initial six month term of the agreement required the issuance of 400,000 shares of the Company common stock and payments totaling $30,000. After the initial six month term, the Company has the option to extend for an additional six months which would require issuing the firm an additional 400,000 shares of common stock and payments totaling $30,000.

8. Income Taxes

The Company has not recorded a current or deferred tax provision for the three or nine months ended September 30, 2015 or 2014 due to the Company’s net losses and the uncertainty of realization of any related tax benefit in the future. Due to the full valuation allowance on the Company’s net deferred tax assets, there was no deferred tax benefit or provision recorded as a result of the tax status conversion from an S corporation to a C corporation effective January 1, 2014.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of September 30, 2015 or December 31, 2014. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in unrecognized tax positions over the next twelve months.

9. Acquisition

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth the unaudited pro forma results of the Company for the three and nine months ended September 30, 2015 and 2014, as if the acquisition had taken place on the first day of the period presented. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues	$1,029,958	$855,631	$3,036,648	$1,941,030
Net Loss	(6,963,421)	(5,157,549)	(19,015,214)	(12,276,234)
Basic and diluted net loss per common share	$(0.23)	$(0.33)	$(0.78)	$(1.30)
Weighted average shares - basic and diluted	30,563,917	15,545,567	24,649,163	9,413,335

10. Goodwill and Finite Life Intangible Assets

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

Goodwill was $204,000 as of September 30, 2015. The Company conducted its annual goodwill impairment test as of December 31, 2014 and determined there to be no indication of impairment. The Company will continue to monitor conditions and changes that could indicate an impairment of goodwill.

As of September 30, 2015, the Company determined that no triggering events had occurred since December 31, 2014 and the Company’s finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

	Amortizable	September 30, 2015
	Period	Gross	Accumulated	Net
	(years)	Assets	Amortization	Assets
Customer Contracts	3 - 5	$1,000,000	$(439,368)	$560,632
Proprietary Software	3	917,000	(482,378)	434,622
Total identified intangible assets		$1,917,000	$(921,746)	$995,254

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended		Nine Months Ended		Statement of Operations
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014	Classification
Customer Contracts	$70,833	$83,085	$212,499	$157,307	Cost of Revenue
Proprietary Software	76,416	76,416	229,248	175,443	Cost of Revenue
Total amortization on identified intangible assets	$147,249	$159,501	$441,747	$332,750

Based on the identified intangible assets recorded at September 30, 2015, future amortization expense is expected to be as follows:

Three Months Ending December 31, 2015	$147,252
2016	589,000
2017	170,000
2018	75,000
2019	14,002
$995,254

11. Shareholders’ Equity

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In June 2015, the Company issued 44,030 shares of Series C Convertible Preferred Stock at $100.00 per share and issued five-year warrants to purchase 10,057,119 shares of its common stock at a per-share price of $0.4816 in a private placement. Total (cash and non-cash) gross proceeds to the Company were $4,403,000. Gross proceeds to the Company in the form of cash were $2,951,000. Gross proceeds to the Company in the form of promissory notes payable within 150 days were $950,000. These promissory notes were provided by James L. Davis and Michael J. Hanson, both of whom are directors of the Company. The Company also issued 2,000 and 3,020 shares of the Series C Preferred to James L. Davis and Michael J. Hanson, respectively, in exchange for the cancellation of Company debt in the amount of $200,000 and $302,000 held by them. As of September 30, 2015, the Company had received $950,000 in principal from Messrs. Hanson and Davis in satisfaction of the notes receivable related to the Series C Convertible Preferred Stock offering described above.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Common Stock

During the nine months ended September 30, 2014, the Company issued 456,486 shares of common stock to the shareholder of DE2 as consideration for completing the reverse merger described above. In addition, the Company issued a total of 382,809 shares of common stock to a member of the Board of Directors as part of consideration for the promissory note provided to the Company to finance the acquisition of Select Mobile Money from Device Fidelity and also issued 4,500,000 shares of common stock at $1.50 per share for gross proceeds of $6,750,000 from the IPO completed on July 14, 2014.

In January 2014, $986,793 of debt and accumulated interest was converted into 246,867 shares of common stock. The Company did not provide a share premium to those debt holders that converted in January 2014.

In July 2014, the Company completed its IPO resulting in $6,301,241 of debt and accumulated interest converting into 5,139,169 shares of common stock.

During the nine months ended September 30, 2014, the Company exchanged warrants to purchase 19,692 shares of common stock at an exercise price of $4.00 for 3,938 shares of commons stock. The Company recorded $7,906 in other expense which represents the excess of the fair value of the stock issued and the fair value of the warrants as determined using the Black-Scholes option pricing model. In addition, the Company issued a total of 382,809 shares of common stock to a Director related to the loan for the Company’s acquisition of Select Mobile Money during the nine months ended September 30, 2014.

In August 2015, the Company issued a firm 400,000 shares of common stock for six months of investor relations and financial advisory services.

In connection with the offer and sale of the Series C Preferred Stock, the Company issued additional shares of the Company’s common stock totaling 8,232,628 to former holders of the Company’s series A and B preferred stock (all of which has been converted to common stock), such that following the issuance of such shares, such holders received the same number of shares of the Company’s common stock in total as they would have received upon conversion of the series A and B preferred stock if the conversion price for the series A and B preferred stock had been the same as the initial conversion price under the Series C Preferred Stock. The Company granted the recipients of these shares the same registration rights as are provided in Series C Preferred Stock holders. As a result, the Company recognized expense totaling $3,704,682 during the nine months ended September 30, 2015.

In October 2015, the Company entered into an Equity Exchange Agreement with Michael J. Hanson, one of the Company’s directors and a large shareholder of the Company, to exchange 382,809 shares of common stock previously issued to Hanson for a five year, fully vested warrant to purchase 756,618 shares of common stock at an exercise price of $1.35 per share.

Warrants

In addition to warrants issued in connection with debt described above, the following are transactions involving issuance of warrants during the nine months ended September 30, 2015 and 2014:

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2014, the Company issued warrants to purchase common stock equal to 25% of the principal amounts under $3,285,000 of short term notes payable issued by the Company from March 2013 to February 2014. The life of the warrants range between three and five years with an exercise price of $3.60. The number of shares issuable under the warrants totaled 821,250. Of this, $3,285,000 total, $2,875,000, or 718,750 of the shares issuable under the warrants, relates to two directors of the Company. In addition, of the total warrants issued, 302,500 of the shares issuable under the warrants relates to short term notes, which were converted into equity during 2013. The Company determined the fair value of the warrants to be $573 using the Black-Scholes option pricing model.

In May 2014, the Company entered into an agreement to issue a five-year warrant to purchase 50,000 shares of common stock to a consulting firm providing professional services upon the completion of an IPO. An additional warrant to purchase 30,000 shares may be issued upon achieving certain performance goals agreed to between the Company and the consulting firm. The exercise price of the warrants is set to equal the price of the shares offered in the Company’s IPO of $1.50 per-share. The Company recognized $20,611 of expense during the nine months ended September 30, 2014 related to the fair value of 50,000 share warrant issued in the third quarter of 2014. The fair value for the other 30,000 share warrant will be recognized upon achieving the performance goals.

In July 2014, the Company issued five-year warrants to purchase 3,289,086 shares of its common stock at an exercise price equal to 125% of the IPO price, or $1.88, as a result of providing warrants on $5.1 million of the $6.3 million of debt and accumulated interest that converted as of this date. Of these warrants, warrants to purchase 2,583,333 shares were issued as part of an inducement to convert the debt into equity. The Company recognized a non-cash expense during the three and nine months ended September 30, 2014 of approximately $370,000 which represented the fair value of the warrants determined using the Black-Scholes option pricing model. In June 2015, the Company modified the price of the 50,000 share warrant to $0.45 per share resulting in an incremental fair value of $4,587. In addition, the Company issued a five-year 30,000 warrant with an exercise price of $0.45 per share and a fair value totaling $2,787. The Company recognized related stock compensation expense totaling $0 and $7,374 for the three and nine months ended September 30, 2015, respectively.

During the nine months ended September 30, 2014, the Company issued five-year warrants to purchase 305,000 shares of the Company’s stock at a per share price of $2.00 (since adjusted to $0.4816) as part of issuing 610,000 shares of Series A Convertible Preferred Stock. The Company accounted for the warrants as a liability on the condensed consolidated balance sheet at their estimated fair value because the warrants had full-ratchet conversion price protection in the event that the Company issued common stock below the conversion price, as adjusted, until the earlier of (i) 180 days from the closing or (ii) such time as the Company shall have obtained, after the closing, financing aggregating to at least $5 million. This full-ratchet protection expired in February of 2015. The Company determined the fair value of the warrants as of September 30, 2014 to be $34,454 based on the Black-Scholes option pricing model.

In January 2015, the Company issued three individual investors warrants to purchase 75,000 shares of common stock as part of an agreement. The warrants have a life of 10 years and, an exercise price of $ 1.40 per share and were fully exercisable upon the date of issuance. The Company recorded $11,238 in other expense during the nine months ended September 30, 2015, which represents the fair value of the warrants as determined using the Black-Scholes option pricing model.

In February 2015, the Company issued a five-year warrant for the purchase up to 407,614 shares of common stock at $1.15 (since adjusted to $0.4816) per share to a director of the Company in consideration for the director leasing certain IT equipment to the Company. The total fair value of the warrant as determined using the Black-Scholes option pricing model totaled $76,489. This amount is being expensed over the three year lease term. In June 2015, the exercise price of the warrant was reduced to $0.4816 and modified to the same terms provided to the warrants issued in the Series C Preferred Stock offering. The incremental fair value of the modification totaled $28,578 and is being amortized over the remainder of the three year lease term. Also in June 2015, the Company provided the director a five year warrant to purchase 241,900 shares of common stock at a price of $0.44 as consideration for providing his guarantee on lease. The fair value of the warrant on the date of issuance totaled approximately $22,000 and is being amortized over the two year lease term.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the nine months ended September 30, 2015, the Company issued five-year warrants to purchase 9,000 shares of the common stock at a per share price of $2.00 (since adjusted to $0.4816 per share) as part of issuing 9,000 shares of Series A Convertible Preferred Stock. Additionally, the Company issued five-year warrants to purchase 2,065,891 shares of common stock at a per share price of $1.15 (since adjusted to $0.4816) as part of issuing 2,065,891 shares of Series B Convertible Preferred Stock. Since the Company exceeded the $5.0 million of gross proceeds threshold in February 2015, the full-ratchet provisions provided in the terms of the warrants expired and at which time the warrant liability was classified to additional paid in capital. The Company also issued five-year warrants to purchase 10,057,119 shares of common stock at a per share price of $0.4816 as part of issuing 44,030 shares of Series C Convertible Preferred Stock. In addition, the Company modified the terms of the warrants issued in the Series A & B Convertible Stock offering to the same terms offered to the warrant holders in the Series C offering. After the modification, the terms of the warrant holders in the Series A, B & C Preferred Stock offering all have full-ratchet and anti-dilution protection, and the Company recognized the fair value of the warrants, as determined using the Black-Scholes option pricing model totaling $3,955,139 an d $6,038,626 for the three and nine months ended September 30, 2015, respectively. The fair value of the warrants to the purchases of the Series A, B & C Preferred Stock as of September 30, 2015 totaled $6,038,626.

In connection with the private placement of securities of the Company during the nine months ended September 30, 2015, the Company issued its placement agents five-year warrants for the purchase of a total of 270 shares of common stock at $2.00 per share, 109,931 shares of common stock at $1.15 (73,940 since adjusted to $0.4816) per share, 703,997 at $0.4816 per share and 241,746 shares of common stock at $0.5254 per share. In addition, the Company agreed to modify the terms of a warrant to purchase 407,614 shares of common stock with an exercise price of $1.15 granted to a director, Mr. James Davis as consideration for investing approximately $1.1 million in the Series C Preferred offering. The modification of the warrant issued in February 2015 was to provide the same terms as warrants issued in the Series C Preferred offering as described below. The warrant liability totaled $139,568 as of September 30, 2015.

In connection with the offer and sale of Series C Preferred Stock, the Company also agreed to amend the warrants to purchase the Company’s common stock held by former holders of the Company’s series A and B preferred stock to contain the same anti-dilution protections that are contained in the warrants issued in connection with the offer and sale of the Series C Preferred Stock. In addition, the exercise price of the warrants issued to the former series A and B preferred stock holders was reduced from $1.15 to $0.4816. The Company also agreed to amend the warrants issued to Scarsdale Equities LLC in connection with the Series B offering to reduce the exercise price from $1.15 to $0.4816.

A former senior lender received a warrant to purchase 76,228 shares of Company common stock at $9.00 per share. The warrant expires in October 2017. The exercise price of the warrant is subject to downward adjustment in the event of the subsequent sale of common stock or convertible debt at a lower price, as defined, prior to exercise of the warrant. As a result of this provision, the Company determined that the warrant should be accounted for as a liability carried at fair value. In June 2015, the exercise price was adjusted to $0.35 and the number of shares of Company common stock to be acquired was increased to 1,960,143 based on the Series C Preferred offering. The Company determined the value of the warrant to be $981,000 and $146,000 at September 30, 2015 and December 31, 2014, respectively.

As mentioned above, in October 2015, the Company entered into an Equity Exchange Agreement with Michael J. Hanson, one of the Company’s directors and a large shareholder of the Company, to exchange 382,809 shares of common stock previously issued to Hanson for a five year, fully vested warrant to purchase 756,618 shares of common stock at an exercise price of $1.35 per share.

The fair value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions for the three and nine months ended September 30, 2015 and 2014:

Both Periods
Expected term	1.5 - 5 Years
Expected dividend	0
Volatility	26% - 38%
Risk-free interest rate	0.25% - 1.37%

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. Stock-Based Compensation and Benefit Plans

On February 9, 2010, the board of directors of Cachet Minnesota adopted the 2010 Equity Incentive Plan (2010 EIP). The plan was approved by Cachet Minnesota’s shareholders. Participants in the plan may include employees, officers, directors, consultants, and independent contractors. As of September 30, 2015, the number of shares of common stock reserved for issuance under the 2010 EIP was 625,000 shares. On February 12, 2014, the board of directors of the Company approved the assumption of the 2010 EIP as part of the reverse merger transaction with DE2; however it was agreed that no new grants would be made from the 2010 EIP. On this same date the board of directors of the Company adopted the 2014 Equity Incentive Plan (the “2014 EIP”) covering an aggregate of 1,521,621 shares of common stock. The 2014 EIP will be administered by the Company’s Board of Directors or an authorized committee. The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant non-qualified (non-statutory) stock options for up to 100,000 common shares to new employees of the Company who are not officers of the Company during each fiscal year. Incentives under the plan may be granted in one or a combination of the following forms: (a) non-statutory stock options (no incentive stock options may be issued, because the plan was not submitted to and approved by our stockholders); (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares. Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors. No person is eligible to receive grants of stock options and SARs under the plan with respect to more than 100,000 shares of common stock in any one year, in the aggregate. The term of each stock option shall be determined by the board or committee, but shall not exceed ten years. Vested stock options may be exercised in whole or part by the holder giving notice to the Company. Options under the 2014 EIP may provide for the holder of the option to make payment of the exercise price by surrender of shares equal in value to the exercise price. Options granted to employees generally vest over two to three years. Stock awards granted to non-employee directors generally vest 50% on the grant date and 50% on the first anniversary of the date of the grant. Options generally expire five years from the date of grant.

During the three and nine months ended September 30, 2015, the Company issued options to purchase 1,061,750 and 1,619,750 shares, respectively, with exercise prices ranging from $0.55 to $1.50 per share. The aggregate fair value of options granted totaled approximately $267,000 and $367,000 for three and nine months ended September 30, 2015. Of those options, options issued to executive management and directors outside of the 2014 EIP plan covered 1,281,750 shares and vest 1/3rd on date of grant and 1/3rd each of the first two anniversary dates thereafter. A total of 40,000 options issued to a director vested 100% on the grant date in January 2015. In addition, Company issued each non-executive Associate (employees) 2,000 restricted shares in July 2015, which cliff vest on December 31, 2015. The total aggregate restricted shares issued totaled 102,000 with a fair value of approximately $38,000. The Company is recognizing the fair value on a straight line basis through the end of 2015.

In April 2014, the Company issued an option to purchase 110,000 shares to an executive at an exercise price of $4.00. The Company determined the fair value of the options to be $93,089 using the Black-Scholes option pricing model. This amount was expensed one-third on date of grant and the other two-thirds over the next two years.

As of September 30, 2015, the Company had options outstanding with respect to a total of 718,663 shares granted under the 2014 EIP. As of this date, the 2010 EIP had outstanding stock options issued to employees totaling 131,083 shares. The Company had also issued outside of the EIP plans options with respect to 2,903,750 shares of common stock to directors, certain officers and business consultants.

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three and nine months ended September 30, 2015 and 2014 was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Stock-based compensation costs included in:
Cost of revenue	$17,061	$5,510	$33,499	$9,256
Sales and marketing expenses	26,951	17,944	58,012	21,961
Research and development expenses	23,822	9,628	62,963	13,007
General and administrative expenses	80,160	35,049	147,828	107,350
Total stock-based compensation expense	$147,994	$68,131	$302,302	$151,574

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 30, 2015 the total compensation cost related to unvested options awards not yet recognized was $257,284. That cost will be recognized over a weighted average period of 1.57 years. There were no options exercised during the three and nine months ended September 30, 2015 and 2014.

The estimated fair values of stock options granted and assumptions used for the Black-Scholes option pricing model were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2015	September 30, 2015	September 30, 2014
Estimated Fair Value	$267,111	$60,696	$367,400	$153,785
Shares Issuable Under Options Granted	1,061,750	190,250	1,619,750	300,250
Expected Term	3 years	3 Years	2 to 3 Years	3 Years
Expected Dividend	0%	0%	0%	0%
Volatility	31% to 45%	29.0%	26% to 45%	29.0%
Risk Free Interest Rate	0.90% to 1.08%	0.93%	0.22% to 1.08%	0.88% - 0.93%

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

2014 Associate Stock Purchase Plan

In September 2014 and September 2015, the Company’s Board of Directors and stockholders, respectively, approved the 2014 Associate Stock Purchase Plan, under which 500,000 shares were reserved for purchase by the Company’s associates (employees). The purchase price of the shares under the plan is 85% of the lesser of the fair market value of a share of common stock on the first day of the offering period or the fair market value of a share of common stock on the last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. The most recent plan period started on January 1, 2015 and ended on June 30, 2015. A total of 72,360 common shares were purchased during the plan period ended June 30, 2015 at a price per share of $0.4675.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. Related Party Transactions

Balances with related parties consisting of members of the Board of Directors (no Company debt or warrants are held by the Company’s executive officers) for borrowings and warrants were as follows:

	As of
	September 30, 2015	December 31, 2014
Debt held by related parties	$1,348,000	$1,350,000
Warrants held by related parties	9,708,848	4,265,009

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest paid to related parties	$—	$237,596	$3,945	$237,596
Related party interest expense	33,976	72,211	114,852	453,020

14. Concentrations

The Company continues to rely on vendors to provide technology and licensing components that are critical to its solutions. In addition, the Company engaged a development firm located in Toronto, Canada beginning in March 2014 to augment its software development efforts. During the nine months ended September 30, 2015, the Company expensed a total of approximately $679,000, representing 13% of its total supplier expenditures. One of the financial advisory firms who assisted the Company in completing the PIPE offerings during the nine months ending September 30, 2015 each represented 10% of our overall accounts payable balance as September 30, 2015. Additionally, one of the Company’s customers represented 12% and the Company’s outside legal firm represented 22% of the Company’s accounts payable balance as of September 30, 2015.

No one customer accounted for more than 10% of the Company’s revenue for the three or nine months ended September 30, 2015 or 2014. One customer accounted for approximately $82,000 or 14% of its accounts receivable balance as of September 30, 2015. No customer accounted for more than 10% of its outstanding accounts receivable balance at December 31, 2014.

15. Subsequent Events

Equity Exchange Agreement

On October 6, 2015, the Company entered into an Equity Exchange Agreement with Michael J. Hanson, one of the Company’s directors and a large shareholder of the Company, to exchange 382,809 shares of common stock previously issued to Hanson for a five year, fully vested warrant to purchase 756,618 shares of common stock at an exercise price of $1.35 per share.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2012, we began to increase our client base, adding clients that are expected to generate the transaction volume-based revenue that our business model is based upon. While they are expected to continue to increase, revenues from transaction volume has not yet grown to the level needed to support our current cost structure. As a result, we have incurred operating losses since inception. The operating losses, combined with the financing and interest costs, have resulted in cumulative losses through September 30, 2015 of $70.8 million since inception.

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

Our Expenses

Personnel and related costs comprise approximately 76% of our cash operating costs with marketing and travel costs comprising another 7% for the nine months ended September 30, 2015. With the exception of a portion of the marketing and travel costs, most of these costs are relatively fixed in nature.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014. There were no significant changes to these accounting policies during the three and nine months ended September 30, 2015.

RESULTS OF OPERATIONS: THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operation information:

	Three Months Ended
	September 30, 2015	% of total revenue	September 30, 2014	% of total revenue	$ Increase (Decrease)	% Increase (Decrease)
Revenue	$1,029,958	100.0%	$855,631	100.0%	$174,327	20.4%
Cost of revenue	944,632	91.7%	829,878	97.0%	114,754	13.8%
Gross profit (loss)	85,326	8.3%	25,753	3.0%	59,573	231.3%
Sales and marketing expenses	734,070	71.3%	777,564	90.9%	(43,494)	(5.6)%
Research and development expenses	487,613	47.3%	731,433	85.5%	(243,820)	(33.3)%
General and administrative expenses	1,035,345	100.5%	843,319	98.6%	192,026	22.8%
Total operating expenses	2,257,028	219.1%	2,352,316	275%	(95,288)	(4.1)%
Operating loss	(2,171,702)	(210.8)%	(2,326,563)	(272)%	154,861	(6.7)%
Interest expense and Non-cash financing charges	4,791,719	465.2%	2,500,678	292.3%	2,291,041	91.6%
Inducement to convert debt and warrants	—	—%	370,308	43.3%	(370,308)	(100.0)%
Other (income) expense	—	—%	(40,000)	(4.7)%	40,000	(100.0)%
Net loss	$(6,963,421)	(676)%	$(5,157,549)	(602.9)%	$(1,805,872)	35.0%

	Nine Months Ended
	September 30, 2015	% of total Revenue	September 30, 2014	% of total revenue	$ Increase (Decrease)	% Increase (Decrease)
Revenue	$3,036,648	100.0%	$1,941,030	100.0%	$1,095,618	56.4%
Cost of revenue	2,812,825	92.6%	2,165,172	111.5%	647,653	29.9%
Gross profit (loss)	223,823	7.4%	(224,142)	(11.5)%	447,965	(199.9)%
Sales and marketing expenses	2,489,869	82.0%	1,969,712	101.5%	520,157	26.4%
Research and development expenses	2,133,842	70.3%	1,742,239	89.8%	391,603	22.5%
General and administrative expenses	3,034,773	99.9%	2,999,547	154.5%	35,226	1.2%
Total operating expenses	7,658,484	252.2%	6,711,498	345.8%	946,986	14.1%
Operating loss	(7,434,661)	(244.8)%	(6,935,640)	(357.3)%	(499,021)	7.2%
Interest expense and Non-cash financing charges	7,861,495	258.9%	4,997,379	257.5%	2,864,116	57.3%
Share price conversion adjustment	3,704,683	122.0%	—	—%	3,704,683	100.0%
Inducement to convert debt and warrants	—	—%	378,214	19.5%	(378,214)	(100.0)%
Other (income) expense	14,375	0.5%	(34,999)	(1.8)%	49,374	(141.1)%
Net loss	$(19,015,214)	(626.2)%	$(12,276,234)	(632.5)%	$(6,738,980)	54.9%

Revenues

Revenues for the three months ended September 30, 2015 increased 20% or $174,327 to $1,029,958, when compared to the prior year. The increase was primarily due to an overall increase in mobile and business RDC transactions processed which totaled 1,340,651 for the three months ended September 30, 2015, representing an increase of 45% or 419,077 from the prior year. The increase was attributable to an overall increase in the number of banks and credit unions which were “active” customers, meaning that they have implemented the RDC software enabling the processing of customer transactions. As of September 30, 2015, we had entered into agreements to provide a total 485 of our products to approximately 436 banks and credit unions, of which 353 products were deployed, meaning that they have implemented the RDC software enabling the processing of customer transactions. This compares to a total of 348 signed agreements with 312 banks and credit unions, of which 252 were active as of December 31, 2014. In addition, we generated approximately $47,000 of revenue for the three months ended September 30, 2015 for professional services, compared to $267,000 for the same period in the prior year. During the three months ended September 30, 2015, approximately 83% of our revenue was generated from transactional volume fees, monthly active user fees and other recurring support services. Approximately 12% of our revenues are from implementation fees that are recognized over the lives of our contracts with financial institutions, 9% relates to the resale of software and 5% represents revenue from professional services primarily related to integration development work performed as part of implementing our mobile money offering. As expected, as more clients have implemented our SaaS cloud based technologies they are starting to process more significant transactional and monthly active user fees and therefore, the mix of revenues continues to shift towards a higher percentage that are recurring in nature versus one-time implementation fees.

Since the March 2014 acquisition of Select Mobile Money from DeviceFidelity, we have entered into several significant contracts, including Navy Federal Credit Union (“NFCU”), which is the world’s largest credit union. Our technology is part of a program designed to offer their members a money management tool geared towards students called Visa Buxx. Our Mobile Money application allows student card holders to view balances, request money from their parents through SMS, email or in-app notification, and use the locator feature to easily locate the nearest branch or ATM. In addition, the parents will also have the ability to monitor their teens’ transactions, current balances, transfer funds directly from their Navy Federal debit and credit card, and have the ability to suspend the card. Based on the success of this program, we received an additional order from NFCU during the third quarter of 2014 to provide the same mobile technology for their General Reloadable Purpose Card (“GRPC”). In December 2014, NFCU launched this prepaid card program labeled “Go Prepaid” making it available to all of its six million members. We also received an order from USBank in 2014, who has partnered with Kroger, one of the largest grocery retailers in the world in a joint effort to offer its supermarket customers a prepaid card. Our prepaid mobile application now offers Kroger’s supermarket customers a full suite of convenient mobile account services. Our application allows prepaid card users to view balances and transaction detail, reload money, including check-to-card loads with “instant good funds,” and transfer funds from inside the app. Powerful back-end analytics and messaging capabilities allows the supermarket to segment cardholder behavior and send relevant marketing messages to keep its customers engaged in using the mobile application. USBank/Kroger went live with this program at the end of December 2014. In March 2015, we received four additional orders from USBank to further expand the existing program and also add additional grocery stores within the Kroger family, including Fred Meyer and Ralph’s, which we went live in July 2015. We continue to work with these customers to further enhance the offerings with the increased usage of the prepaid cards and anticipate receiving additional orders in the future.

During the three months ended September 30, 2015, we recognized a total of approximately $54,000 of transactional revenue related to the various prepaid mobile programs that were live during the period. This compares to $6,000 for the same period in the prior year. Since a significant portion of the revenue we expect to generate from these programs will depend on the number of active users as well as fees earned through the reloading of the prepaid cards, ATM withdrawals and the transfer of money, we are currently unable to determine the overall impact these programs will have on our future revenues until we see the overall level of consumer adoption now that these programs are live. Our total active monthly users increased from basically zero at the beginning of 2015 to approximately 32,000 as of September 30, 2015.

Revenues during the nine months ended September 30, 2015 totaled $3,036,648, representing an increase of 56% or $1,095,618, when compared to the same period in the prior year. The increase was primarily due to an overall increase in our overall transactions, which totaled approximately 4.2 million during the nine months ended September 30, 2015, compared to 2.5 million for the same period in the prior year. The primary reason for the increase in transactions is the overall increase in the number of active products that were implemented as of September 30, 2015, which totaled 353, compared to 211 at September 30, 2014.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2015 was $944,632, an increase of 14% or $114,754, compared to the prior year. The increase was primarily due to an increase in personnel costs for our data center and client support group as we added additional headcount to support the overall increase in our products deployed. Our wages and benefits increased approximately $52,000 when comparing the three months ended September 30, 2015 to the same period in the prior year. Also, our overall costs to a third-party vendors we’ve integrated into our overall solutions increase approximately $46,000 when comparing the three months ended September 30, 2015 as a result of the increase in transactions and reseller fees. The remaining increase was due to an overall increase in depreciation expense of approximately $50,000 when comparing the three months ended September 30, 2015 to the same period in the prior year as a result of the capital lease computer additions made during the nine months ended September 30, 2015. Partially offsetting the increase was an approximately $21,000 decrease in professional fees incurred when comparing the three months ended September 30, 2015 to the same period in the prior year.

Cost of revenues for the nine months ended September 30, 2015 was $2,812,825, representing an increase of 30% or $647,653, when compared to the same period in the prior year. The primary reason for the increase was an overall increase in personnel costs for our data center and client support group, which totaled approximately $279,000 when comparing the two periods as a result of the overall increase in products deployed. Also, our overall costs to third-party vendors increased approximately $180,000 when comparing the nine months ended September 30, 2015 to 2014 as a result of the increase in transactions and reseller fees. Our amortization expense for the intangible assets related to the March 2014 Device Fidelity acquisition increased approximately $109,000 when comparing the nine months ended September 30, 2015 to 2014. Lastly, depreciation expense increased by approximately $50,000 when comparing the nine months ended September 30, 2015 to 2014 as a result of the capital lease addition made in 2015.

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

Operating Expenses

Our operating expenses decreased 4% or $95,288 to $2,257,028 for the three months ended September 30, 2015 compared to the prior year. Our operating expenses for the nine months ended September 30, 2015 totaled $7,658,484 representing an increase of 14% or $946,986 when compared to the same period in the prior year. The primary reason for the increase was our acquisition of Select Mobile Money in March of 2014, along with the additional professional fees incurred as part of the reverse merger and increased costs associated with being a public company.

Sales and Marketing

Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses decreased 6% or $43,494 to $734,070 for the three months ended September 30, 2015 compared to the prior year. The primary reason for the decrease was due to a decrease in employee recruiting expenses of approximately $24,000 and a decline in travel costs of approximately $19,000 when comparing the three months ended September 30, 2015 to the same period in the prior year. Total sales and marketing expenses for the nine months ended September 30, 2015 increased approximately $520,157 when comparing to the same period in the prior year. The primary reason for the increase was due to the increase in our employee compensation for sales and marketing. Excluding stock compensation expense, compensation expense had increased by approximately $463,000. In addition, expenses incurred for tradeshows and other marketing programs increased approximately $59,000 when comparing the nine months ended September 30, 2015 to the same period in the prior year. Our referral fees to our partners and resellers increased approximately $51,000 when comparing the nine months ended September 30, 2015 to the same period in 2014 as result of higher revenue generated off existing customers as well as new customer acquisitions for the periods presented. We continue to focus our efforts to maximize return on investment by attending many of the leading industry tradeshows, as we believe our presence is necessary to attract and retain new customers. We traditionally incur higher levels of tradeshow expenditures during the first and fourth quarters of our fiscal year compared to the second and third. Stock compensation expense was $26,951 and $58,012 for the three and nine months ended September 30, 2015, compared to $17,944 and $21,961 for the same periods in the prior year. We currently anticipate our sales and marketing costs will be higher for the full year 2015 compared to 2014 as we hired new sales employees during the second half of 2014 in an effort to increase our revenues for both our RDC business as well as promoting our new prepaid mobile wallet offering as part of the Select Mobile Money acquisition. We may also see an increase in sales and marketing costs for the full year as a result of higher levels of commission expense resulting from an increase in our revenue.

Research and Development

Research and development expenses include salaries, employee benefits, stock-based compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for the three months ended September 30, 2015 decreased 33% or $243,820 to $487,613 when compared to the prior year. The decrease was primarily due to an overall decrease in the number of contract software developers employed by the Company as we were able to streamline our operations internally. This resulted in contractor costs being lower by $343,353 when comparing the three months ended September 30, 2015 to 2014. Partially offsetting the decrease in contractor costs was an overall increase in software maintenance costs of approximately $36,000 when comparing the three months ended September 30, 2015 to 2014. Going forward we continue to focus on developing new features and solutions to help differentiate our service offerings in the marketplace. Excluding stock compensation expense, our compensation expenses increased approximately $28,484 when comparing the three months ended September 30, 2015 to the same period in the prior year as a result of replacing contractors with full-time employees.

During 2014 we released our new Select Business platform designed specifically for providing our RDC technology to banks and credit unions’ merchant customers. We have continued to add additional features to the product since its initial launch. Total research and development expenses during the nine months ended September 30, 2015 increased approximately 22% or $392,000 when comparing to the same period in the prior year.

Excluding stock compensation expense, our employee compensation, recruiting costs, contractor costs and related expenses increased approximately $226,000 when comparing the nine months ended September 30, 2015 to the same period in the prior year. We reduced our overall level of contractors towards the end of June 2015 as we completed development on the core functionality of our new Select Business Application. As of September 30, 2015, we had a total of 14 research and development employees and full-time contractors, compared to 27 as of September 30, 2014. The majority of the increase in developers was added in the second quarter of 2014. Expenses associated with software licenses and support increased approximately $102,000 when comparing the first nine months of 2015 to the same period in the prior year. Included in research and development expense was stock compensation expense of $23,822 and $62,963 for three and nine months ended September 30, 2015, respectively, compared to $9,628 and $13,007 for the same periods in the prior year.

We believe our research and development expenses will be higher for the year ended December 31, 2015 compared to 2014 as a result of the additional employees and full-time contractors we added as part of the Select Mobile Money acquisition.

General and Administrative

General and administrative expenses include the salaries, employee benefits, stock-based compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses increased 23% or $192,026 to $1,035,345 for the three months ended September 30, 2015, when compared to the same period in the prior year. The increase was primarily due to a $160,000 non-cash charge associated with the issuance of common stock to a firm for investor relations and financial advisory services. In addition, our overall professional fees for legal and accounting services additionally increased approximately $38,000 when comparing the three months ended September 30, 2015 to 2014. Total general and administrative expenses during the nine months ended September 30, 2015 totaled $3,034,773 representing an increase of approximately $35,000 or 1% when compared to the same period in the prior year. Again, the primary reason for the increase was due to a $160,000 non-cash charge associated with the issuance of common stock to the investor relations and financial advisory firm reference above. Partially offsetting this charge was an overall decrease in professional fees of approximately $244,000 when comparing the first nine months of 2015 to 2014. The overall decline in professional fees when comparing the first nine months of 2015 to 2014 related to legal and accounting services incurred in 2014 as a result of the reverse merger and initial public company expenses, along with our acquisition of Device Fidelity March 2014. Excluding stock compensation expense, our compensation expense increased approximately $32,000 when comparing the first nine months of 2015 to the same period in 2014. In addition, other general business expenses, including corporate insurance and other business licenses and permits increased approximately $94,000 when comparing the first nine months of 2015 to 2014.

Included in general and administrative expense was stock compensation expense for the three and nine months ended September 30, 2015 of $80,160 and $147,828, respectively, compared to $35,049 and $107,350 for the same periods in the prior year. The increase in stock compensation expense was the result of additional stock options granted to executives and other employees of the Company during the first nine months of 2015. We believe our general and administrative costs will be higher for full year 2015 relative to 2014 as we have incurred and anticipate incurring during the remainder of 2015 additional professional fees related to the ongoing requirements of a public company and the costs of completing capital raises.

Interest Expense and Non-Cash Financing Charges

Interest expense and non-cash financing charges for the three months ended September 30, 2015 was $4,791,719 compared to $2,500,678 for the same period in 2014, representing an increase of $2,291,041. The increase was primarily driven from recognizing a mark to market adjustment of $4,069,544 in expense associated with the issuance of warrants as part of the Company’s PIPE offerings offset by a decrease in the overall level of debt outstanding. In addition, we recorded a mark to market adjustment related to all other outstanding warrants which contain anti-dilution provisions during the three months ended September 30, 2015 of approximately $554,000. Total mark to market adjustments recognized as interest expense for the first nine months of 2015 totaled approximately $6,208,762. This compares to the Company recognizing an increase in interest expense for the increase in fair value for outstanding warrants during the three months ended September 30, 2014 of approximately $29,000 and a decrease in interest expense due to a decline in the fair value of the warrants of $71,000 for the nine months ended September 30, 2014.

Also included in interest expense during the three and nine months ended September 30, 2015 was debt amortization costs and a beneficial conversion feature charges of approximately $40,000 and $193,000, compared to approximately $2,100,000 for both periods in the prior year. The beneficial conversion feature amortization expense recognized during the three and nine months ended September 30, 2014 relates to $3.3 million of principal debt outstanding, of which $1.0 million is held by a director and $6.0 million of debt automatically converted upon the IPO in July 2014.

Excluding mark to market adjustments and other debt amortization costs and beneficial conversion feature charges, interest expense for the three and nine months ended September 30, 2015 totaled approximately $124,000 and $394,000, compared to approximately $176,000 and $2,778,000 for the same periods in the prior year. The primary reason for the decrease in interest expense when comparing the three months and nine months ended September 30, 2015 to the same periods in the prior year is due to the overall reduction in debt that had been outstanding during 2014. As mentioned above, $6.0 million of debt automatically converted into common stock upon the IPO in July 2014. In addition, upon completing the IPO, the Company repaid a total of $3.2 million of principal and accrued interest outstanding as of July 2014. Of this amount, $1.7 million was associated with a loan we entered into with one of our directors, under which we issued common stock equal to 12.5% of the principal amount on the issuance date and 3.125% of the principal amount each success fifth business day so long as any portion of the principal remained outstanding. In addition, the initial interest rate of 24% increased to 48% until the loan was repaid in full. Interest expense associated with this note for the three and nine months ended September 30, 2014 totaled $121,366 and $1,122,405 of which $93,749 and $890,624 related to the fair value of common stock issued in April 2014 as part of the agreement. Also included in interest expense during the nine months ended September 30, 2014 was $1,000,000 associated with agreeing to issue 666,667 shares of our common stock as part of being granted an extension of our senior secured note to May 12, 2014. We amortized the $1 million of cost as interest expense through the new maturity date of the note.

Share Price Conversion Adjustment

In connection with the offer and sale of the Series C Preferred, the Company issued 8,232,628 additional shares of the Company’s common stock former holders of the Company’s series A and B preferred stock (all of which has been converted to common stock), such that following the issuance of such shares, such holders now have received the same number of shares of the Company’s common stock in total as they would have received upon conversion of the series A and B preferred stock if the conversion price for the series A and B preferred stock had been the same as the initial conversion price under the Series C Preferred. The Company granted the recipients of these shares the same registration rights as are provided in Series C Preferred holders. As a result, the Company recognized expense totaling $3,704,683 during the nine months ended September 30, 2015.

Other Non-Operating Expense

There was no other non-operating expense for the three months ended September 30, 2015 compared to other non-operating income of $40,000 for the same period in the prior year. The other income recognized during the three months ended September 2014 relates to the forgiveness of principal debt owed to a former note holder. During the nine months ended September 30, 2015, we recognized approximately $14,000 of finance costs, compared to $5,000 of finance costs for the same period in the prior year.

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

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

Financial Condition. At September 30, 2015 and December 31, 2014 we had approximately $123,000 and $112,000 in cash and cash equivalents. Our cash and cash equivalent balances consist of cash. Our financial condition and prospects critically depend on our access to financing in order to continue funding operations. During the nine months ended September 30, 2015, the cash used in operating activities was approximately $5.7 million, a decrease of $2.0 million from the same period in the prior year. Much of our cost structure arises from personnel and related costs and therefore is not presently subject to significant variability. Prior to our July 2014 IPO, we had historically utilized borrowings from accredited investors, including affiliates, to fund our working capital needs. From our July IPO to September 30, 2015, we completed three convertible preferred stock offerings, with total net proceeds of $10.1 million discussed below.

During 2014, the Company issued 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 2,229,702 shares of its common stock at a per-share price of $2.00 (since adjusted to $0.4816 per share). Net proceeds to the Company after offerings costs were $3.0 million. During the first three months of 2015, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $0.4816 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15 (since adjusted to $0.4816). The Series A preferred shares initially converted into 2,920,039 shares of the Company’s common stock (and ultimately a total of 7,784,558 shares, including the additional issuances described under the heading “Share Price Conversion Adjustment” above), whereas the Series B preferred shares initially converted into 2,065,891 shares of the Company’s common stock (and ultimately a total of 5,434,000 shares, including the additional issuances described under the heading “Share Price Conversion Adjustment” above). In addition, the Company issued 74,765 shares of common stock to the Series A and B convertible preferred holders related to the accrued 8% dividend accrued through the conversion date. Net proceeds to the Company after offering costs were approximately $5.3 million, including debt reduction of $250,000 held by one of our directors, Michael J. Hanson.

As part of the Series C Preferred offering, two of our directors invested $950,000 in the form of a note receivable due 150 days from the offering date of June 2, 2015. As of September 30, 2015 the entire $950,000, plus interest owing under these notes had been paid. We will require additional funding to continue our operations beyond November 2015. We plan to seek additional capital through the sale of common stock upon the exercise of warrants, other issuances of securities, and/or other forms of financing. There can be no assurance the Company will be able to obtain new financing or additional financing from its directors.

Cash Flow

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2015 was approximately $5.7 million compared to approximately $7.7 million for the prior year. Our net loss in nine months ended September 30, 2015 was approximately $19.0 million or approximately $6.7 million more when compared to the same period in 2014, although when adjusted for non-cash charges in our statement of operations, our cash flow used in operations before changes in working capital increased approximately $444,000 comparing the two periods. Changes in working capital included an increase in deferred commissions during the nine months ended September 30, 2015 and 2014 of approximately $24,000 and $102,000, respectively as a result of an overall increase in our revenues during these periods. Our accounts receivable increased by approximately $249,000 and $112,000 for the nine months ended September 30, 2015 and 2014, respectively. The significant increase in accounts receivable during the first nine months of 2015 and 2014 was due to an overall increase in our revenues and billings from the fourth quarter of 2014 and 2013 to the third quarter of 2015 and 2014, respectively. Also, we sold approximately $290,000 of prepaid remote deposit capture transactions during the third quarter of 2015 of which $31,000 was included in accounts receivable as of September 30, 2015. Prepaid expenses decreased approximately $131,000 and $71,000 for the first nine months of 2015 and 2014, respectively, when compared to the same two periods in the prior year. The decrease in prepaid expenses during the first nine months of 2015 was primarily as a result of an increase in $18,000 of prepaid software licenses and marketing expenses, offset by a decrease in $150,000 related to the capital leases entered into during the first nine months of 2015. The decrease for the first nine months of 2014 was the result of the amortization of prepaid licenses for our mobile remote deposit capture offering. Other changes in working capital included an increase in deferred revenue to approximately $291,000 and $244,000 for the first nine months of 2015 and 2014, respectively. The increase in deferred revenue for the first nine months of 2015 was primarily due to the prepaid licenses for our mobile remote deposit capture offering, which totaled $290,000 during the third quarter of 2015. The increase in deferred revenue during the first nine months of 2014 was due to receipt of implementations and prepaid transaction fees associated with new clients. Accrued expenses also increased during the first nine months of 2015 and 2014 by approximately $82,000 and $42,000, respectively, primarily as a result of an increase in accruals for various related operating costs incurred but unpaid at the end of both periods presented. Accrued interest expense increased during the first nine months of 2015 by approximately $195,000 compared to a decrease of $670,000 for the prior year. The increase in accrued interest for the first nine months of 2015 was primarily due to an increase in accrued expense associated with the $4.7 million of principal balance outstanding on notes payable as of September 30, 2015. The decrease in accrued interest expense of $670,000 during the first nine months of 2014 was primarily due to the payoff of accrued interest owed to our senior debt lender, the automatic conversion of $6.0 million of debt upon the completion of the July 2014 IPO, along which the repayment of $3.2 million of principal and interest in July 2014. Accounts payable balance increased during the first nine months of 2015 by approximately $494,000, compared to a decrease of approximately $100,000 when compared to the same period in the prior year, respectively. The primary reason for the increase in accounts payable during the first nine months of 2015 was that we incurred significant fees related to completing our equity offerings. The reason for the decrease in accounts payable for the first nine months of 2014 was due to various payments made on outstanding invoices owed to our outside legal and accounting firms. These services included completing the reverse merger, our annual audit, and providing legal defense regarding trademark infringement allegations.

Investing Activities

Cash used in investing activities during the first nine months of 2015 and 2014 totaled approximately $78,000 and $1,801,000, respectively. Total equipment purchases for the first nine months of 2015 and 2014 totaled approximately $78,000 and $51,000, which were primarily part of hardware and software upgrades to our data centers where we host our SaaS cloud based platforms for our customers. We made a significant investment in our data centers during fiscal year 2012 and in order to accommodate the overall increase in transactions, we have procured an additional $0.5 million of computer equipment for our data center through a capital lease through the nine months of 2015 (See Note 8 “Commitments and Contingencies”). Based on future growth, we may be required to make additional investments in our data centers. Additional cash used in investing activities for the first nine months of 2014 included $1.750 million related to the acquisition of Select Mobile Money.

Financing Activities

Excluding debt issuance costs, our borrowings during the first nine months of 2015 and 2014 totaled approximately $750,000 and $8.4 million, respectively. The funds received during the first nine months of 2015 from two of our directors were primarily used for working capital purposes. Of the approximately $8.4 million borrowed during the first nine months of 2014, $1.5 million of the funds were used to fund our acquisition of Select Mobile Money and $375,000 was used for working capital. During the nine months ended September 30, 2014, we repaid $1.6 million of principal owed under our senior secured financing arrangement and $300,000 owed under the secured convertible notes outstanding. The remaining borrowings were used to fund our operations during the first nine months of 2014. During the first nine months of 2015 we made approximately $157,000 in principal payments related to installment payments made against an outstanding note payable. During the first nine months of 2014 we repaid $1.5 million of principal owed to a director for the loan associated with our acquisition of Device Fidelity Select Mobile Money, along with $0.5 million of principal short-term debt owed to one of our directors. We also repaid approximately $0.9 million of principal owed for various short-term notes in July 2014. In addition, during the nine months ended September 30, 2015 and 2014, we repaid the entire outstanding installment note balance of approximately $216,000 and $137,000, respectively, and issued new notes totaling approximately $330,000 in both periods, respectively. During the nine months ended September 30, 2015 and 2014, we made principal payments against this loan totaling approximately $79,000 and $189,000, respectively. During the first nine months of 2015, we made principal payments on capital leases totaling approximately $116,000. We also paid debt issuance fees totaling approximately $88,000 during the first nine months of 2014.

During the first nine months of 2015, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $0.4816 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15 (since adjusted to $0.4816 per share). Net proceeds to the Company after offering costs were approximately $2.2 million, including the cancellation of $250,000 in debt held by Michael J. Hanson, one of the Company’s directors.

Also during the first nine months of 2015, the Company issued an aggregate of 44,030 shares of Series C Convertible Preferred Stock at $100.00 per share and issued five-year warrants to purchase an aggregate of 10,057,119 shares of its common stock at a per-share price of $0.4816 in a private placement. Total (cash and non-cash) gross proceeds to the Company were approximately $4.4 million. Gross proceeds to the Company in the form of cash were approximately $3.0 million. Gross proceeds to the Company in the form of promissory notes payable within 150 days were $950,000. These promissory notes were provided by James L. Davis and Michael J. Hanson, both of whom are directors of the Company. The Company also issued 2,000 and 3,020 shares of the Series C Preferred to James L. Davis and Michael J. Hanson, respectively, in exchange for the cancellation of Company debt in the amount of $200,000 and $302,000 held by them.

During the nine months ended September 30, 2014, we issued 610,000 shares of Series A Convertible Preferred Stock at $1.50 per share, and issued five-year warrants to purchase 305,000 shares of our common stock at a per-share price of $2.00 (since adjusted to $0.4816 per share). The proceeds received from this offering net of issuance costs totaled $839,300.

Debt and Capital Resources. Since inception in February 2010, we have raised capital to support operating losses incurred in development of our RDC capability infrastructure, the marketing expenses to increase our client base and the general and administrative functions to support our planned growth. Our net losses from inception through September 30, 2015 of $70.8 million have been funded primarily through the issuance of equity, debt, and warrants.

The Company will be evaluating its plans to raise additional capital in order to support the ongoing cash needs of operations including both working capital and future debt obligations. In October 2015, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC. Under the terms and subject to the conditions of the Purchase Agreement, we have the right to sell, and Lincoln Park is obligated to purchase up to $10.0 million of our common stock, subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which we filed with the Securities and Exchange Commission was declared effective, and a final prospectus was filed under the registration statement. The registration statement was declared effective, and we filed the prospectus on November 5, 2015. It may be necessary for the Company to raise additional capital prior to obtaining financing through the Purchase Agreement. The timing and success of completing any other type of offering or financing cannot be assured. Therefore, we may not be able to sell any securities or obtain any additional financing needed, or do so on terms and conditions acceptable or favorable to the Company, if at all. If financing is not available, we may be forced to abandon our business plan or our entire business. If we successfully enter into an additional financing transaction, any additional equity-linked financing would be dilutive to our shareholders, and additional debt financing, if any, may involve restrictive covenants. Absent obtaining additional funds from the issuance of common stock upon the exercise of warrants, issuance of other securities, or other short-term financing, the Company will not have enough funds for operations beyond November 2015.

OFF BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements as of September 30, 2015 or December 31, 2014.

CONTRACTUAL OBLIGATIONS

Operating and Capital Leases

At September 30, 2015, our leases consisted primarily of real estate and equipment, furniture and fixtures. We conduct our U.S. operations primarily from a 22,000 square foot office space located in Chanhassen, Minnesota. The lease commenced on May 1, 2012 and originally extended through August 31, 2016. In August 2015, the Company amended the terms of the lease agreement to extend the term through January 2022. We also lease a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of the acquisition of Select Mobile Money in March 2014. The lease commenced on May 1, 2014 and extends through June 30, 2017. In addition to the office space, we lease certain office furniture and equipment under operating leases through November 2016.

During the first nine months of 2015, we secured approximately $0.5 million of additional computer equipment for our data centers through a three-year capital lease with a director to support the overall increase in transactions and ensure we are able to meet the service level agreements we have with our customers. If we continue to experience significant growth in the number of transactions we process, we anticipate we will need to make additional investments in our data centers of approximately $0.5 million by the end of 2015. In addition, the Company entered into additional capital leases during the first nine months of 2015 totaling approximately $0.3 million related to prepaid license transactions for third-party technology and other software licenses which both are integrated into our overall remote deposit capture solutions.

Debt Obligations

At September 30, 2015, we had total outstanding debt including principal and accrued interest of $5.2 million, of which $3.8 million is convertible into our common stock at the option of the holder.

The following table summarizes our obligations under contractual agreements as of September 30, 2015 and the time frame within which payments on such obligations are due:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 year	1-3 Years	3-5 Years	More Than 5 Years

Operating Lease Obligations	$1,688,937	$301,728	$802,617	$499,302	$85,290
Capital Lease Obligations	$768,366	$369,795	$398,571	$—	$—
Debt Obligations, including accrued interest	5,196,052	2,291,299	2,712,753	—	192,000
	$7,653,355	$2,962,822	$3,913,941	$499,302	$277,290

We will need additional working capital to meet our current obligations beyond November 2015.

RECENT ACCOUNTING DEVELOPMENTS

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. The core principle of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The ASU may also result in enhanced disclosures about revenue. For public entities, the ASU is effective for annual reporting periods beginning after December 15, 2016, however, on July 9, 2015, the FASB voted to allow a one year deferral of the effective date. The deferral permits early adoption, but does not allow adoption any earlier than the original effective date of the standard. We are currently evaluating the impact this standard will have on our consolidated financial statements.

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

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-03 will have a material impact on our consolidated financial statements.

In January 2015, the FASB issued guidance, which completely eliminates all references to and guidance concerning the concept of an extraordinary item from GAAP. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In June 2014, the FASB issued updated guidance related to stock compensation. The amendment requires that a performance target that affects vesting and that could be achieved after the requisite period, be treated as a performance condition. The updated guidance is effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted but we do not anticipate electing early adoption. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

ITEM 4 CONTROLS AND PROCEDURES

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as of December 31, 2014 or September 30, 2015.

Management’s Report on Internal Control Over Financial Reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefit of controls must be considered relative to their costs.

Management evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Consistent with the results of management’s review and inquiry, management identified material weaknesses in the Company’s ability to appropriately account for complex or non-routine transactions and identified several significant deficiencies, including proper review and approval of corporate credit cards, segregation of duties and also initiating, authorizing and recording general journal entries.

As a result of the material weaknesses described above, management has concluded that our internal control over financial reporting was not effective at December 31, 2014 or September 30, 2015 based on the guidelines established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting and Remediation

In response to the material weaknesses in the Company’s internal control over financial reporting, we have implemented, the changes to our internal control over financial reporting discussed below.

●	We hired Darin P. McAreavey to serve as Chief Financial Officer of the Company effective April 3, 2014. Mr. McAreavey has relevant industry experience as well as experience with generally accepted accounting principles and SEC reporting and compliance.

●	We have empowered Mr. McAreavey to assess the accounting and finance staff to ensure adequate internal control over financial reporting and operations.

●	We have hired an outside firm to assist in our review and documentation of our internal controls over financial reporting.

●	We have expanded the scope of our annual internal review plan to include quarterly procedures with emphasis on the review of journal entries and non-recurring transactions, and the preparation of quarterly and annual SEC and GAAP checklists.

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

Cachet Financial Solutions, Inc.

/s/ Darin P. McAreavey	November 13, 2015
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

