Form 10-K/A
period 2014-12-31
CACHET FINANCIAL SOLUTIONS, INC.
filed 2015-11-19
CIK 1487906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED IN PART BY REFERENCE: None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of Cachet Financial Solutions, Inc. (the “Company”) for the fiscal year ended December 31, 2014 (the “Form 10-K”) is being filed solely to make available, in the form of exhibit 99.1 attached hereto, (i) a reissued and dual-dated audit report from the Company’s independent registered public accounting firm that removes the going concern qualification contained in the original report included within the Form 10-K filed on April 14, 2015 (the “Original Report”), and (ii) the related consolidated financial statements and notes, which are identical to those contained in the Original Report other than with respect to Note 1 to such consolidated financial statements. The financial statements and notes thereto are qualified by, and should be read together with, the financial statements, related notes, and additional disclosure provided in our Quarterly Report on Form 10-Q filed on November 13, 2015.

This amendment does not restate any previously reported financial statements, results of operations or related financial data.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

Exhibit No.	Description

99.1	Consolidated Financial Statements of Cachet Financial Solutions, Inc. and subsidiary as of December 31, 2014 and 2013, and for the fiscal years then ended (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cachet Financial Solutions, Inc.

/s/ Jeffrey C. Mack	November 19, 2015
Jeffrey C. Mack
Chief Executive Officer

SIGNATURES AND POWER OF ATTORNEY

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on November 19, 2015.

/s/ Jeffrey C. Mack	November 19, 2015
Jeffrey C. Mack
Chief Executive Officer

/s/ Darin P. McAreavey	November 19, 2015
Darin P. McAreavey
Chief Financial Officer

/s/ James L. Davis	November 19, 2015
James L. Davis
Director

/s/ Michael J. Hanson	November 19, 2015
Michael J. Hanson
Director

/s/ Rod Jardine	November 19, 2015
Rod Jardine
Director