Form 10-K
period 2015-12-31
CACHET FINANCIAL SOLUTIONS, INC.
filed 2016-04-14
CIK 1487906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 10% stockholders of the registrant, calculated with reference to conversion of our Series C Convertible Preferred Stock, as of June 30, 2015 was approximately $9.3 million. As of April 12, 2016, there were 41,626,842 shares of our common stock outstanding.

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

PART I

ITEM 1 BUSINESS

Throughout this report, we refer to Cachet Financial Solutions, Inc., a Delaware corporation and the public reporting company filing this Annual Report on Form 10-K, as “we,” “us,” “Cachet” and the “Company.” Unless otherwise indicated or unless the context otherwise requires, references to “we,” “us,” “Cachet” and the “Company” include our consolidated subsidiary.

OVERVIEW

We are a technology solutions and services provider to the financial services industry. Our solutions and services enable our clients—banks, credit unions and alternative financial services providers (AFS)—to offer their customers remote deposit capture (RDC) and prepaid mobile money technologies and related services. Our clients typically seek these technologies in order to increase customer satisfaction and improve customer retention, attract new customers, develop market leadership, grow deposits in a low-cost manner, reduce their transaction costs and reduce traffic at bricks-and-mortar branches. We describe our current solutions and services below under the “Solutions” caption.

As of December 31, 2015, we had entered into more than 500 contracts with customers for our cloud-based SaaS products and services, and as of December 31, 2014 we had entered into 348 such contracts. Approximately 397 of those agreements were “active” as of December 31, 2015 meaning that the customer has implemented the RDC or prepaid mobile money technology enabling the processing of customer transactions. Our business operations are conducted through our wholly owned subsidiary, Cachet Financial Solutions Inc., a Minnesota corporation.

We became a public company through a reverse merger transaction described in more detail under the caption “Other — Reverse Merger Transaction” below. In considering whether to engage in the transaction, our Board of Directors and management was attracted to the ability to raise proceeds for the growth of the business and offer investors some measure of liquidity in their investment. Our board and management also considered the increased ability, as a public company, to grow the business through the use of stock to acquire other businesses and assets and attract and retain highly talented employees. The reverse merger transaction was the fastest means of becoming a public reporting company. The drawbacks of the reverse merger transaction include increased operating and compliance costs as a public reporting company, and the possibility that the public reporting entity we acquired in the reverse merger transaction could have unknown liabilities. Additional costs could be significant, and management estimates that the increased annual professional and consulting fees alone could be as high as $250,000. Other costs, such as the costs of engaging a transfer agent and working with financial printing intermediaries, could add up to another $50,000 on an annual basis. See also, “RISK FACTORS” on page 26 (“Being a public company results in additional expenses and diverts management’s attention . . . .”).

INDUSTRY

In its most simple terms, RDC is a service that allows a business or consumer to scan checks and transmit the scanned images to a financial institution for posting and clearing or, in the case of Alternative Financial Services (“AFS”) providers, cashing and loading remotely to a prepaid debit card. Checks received by the business or consumer can be scanned to create a digital deposit. The digital deposit is then transmitted to the RDC institution or service provider, who accepts the deposit and posts the deposit to their customer’s account. The product eliminates a trip to a financial institution or ATM to deposit the check(s). The basic requirements for an RDC service currently include a PC Windows or Mac computer and a check scanner for business applications, a “smartphone” for consumer applications, an Internet connection, and a service provider such as a bank.

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

We also market our cloud-based SaaS solutions to the providers of non-traditional banking services to the unbanked or the underbanked market. This AFS market includes institutions providing prepaid debit cards, check cashing services and payday lending to consumers. The AFS market represents more than 350 million transactions per year, involving approximately $106 billion in various products and services. These AFS products and services, on an industry wide basis, generally consist of:

●	$58.3 billion in check cashing transactions;

●	$17.6 billion in money orders sold;

●	$8.3 billion in wire remittances;

●	$13.2 billion in payday advances; and

●	$5.4 billion in sales of prepaid stored-value cards.

SOLUTIONS

We are a technology solutions and services provider to the financial services industry. The following products and services comprise the main technology solutions we currently offer to our customers:

●	remote deposit capture (RDC) products for businesses and consumers;

●	mobile money management products for consumers; and

●	training and support services for our financial services industry customers.

Our RDC products are composed of various software applications that permit a business or consumer to (i) scan or take a picture of a check by using a smart phone, tablet or other device (e.g., a desktop computer that is connected to a scanner), and then (ii) transmit the resulting image to a bank for posting and clearing. These various software applications are developed to be compatible with both Windows and Mac operating systems, and are marketed with various features and levels of functionality. Our main RDC products are marketed under the name Select Business™ Merchant Capture, which provides a financial institution’s business customers with the ability to scan and deposit checks from their PC, Mac computer or mobile device, and Select Mobile™ Deposit, which allows a financial organization to offer their consumer customers the ability to scan and deposit checks via a mobile device by taking a picture of the front and back of the endorsed check. In all cases, our RDC software is made available to our customers through a license granting them Internet (“cloud-based”) access. Because we develop, host and maintain the software products that perform the RDC processes and services, our kind of business model is often referred to as a “software-as-a-service” business, or a “SaaS” model.

Our mobile money management product is a software application that permits a consumer with a prepaid debit card to (i) have a paper check directly deposited into the consumer’s prepaid card account using RDC technology similar to that used in our RDC Select Mobile product discussed above, (ii) cash checks by depositing a check into a prepaid card account and then accessing the related cash through an ATM machine, (iii) check account balance and transaction history (iv) access a national coupon network for local deals , and (v) transfer funds available in the prepaid card account to other participants in the same financial institution or AFS provider’s prepaid card program. Back-end analytics capabilities enable the financial institution to monitor user behavior and send relevant marketing messages. We market our mobile money management product under the name “Select Mobile™ Money.” Like our RDC products, we make our Select Mobile Money product available to our customers through an Internet/cloud-based SaaS business model.

The training and support services we offer and provide to our customers include: one-on-one and on-line product training; educational webinars to inform staff of product benefits and how to sell; customized marketing collateral and product videos to help our clients promote the product to their customers; risk mitigation consulting and documentation; reporting and analytics on customer transactions; post launch contests and promotions to increase customer adoption and transactions.

As indicated, our products and services (our “solutions”) are marketed and licensed or sold primarily to participants in the financial services industry. In this regard, our RDC products are offered to banks and credit unions in the United States, Canada and Latin America. Our mobile money management products are offered to traditional financial institutions (FIs), as well alternative financial services providers (AFS) in the United States, Canada and Latin America. These FIs and AFS providers include banks, credit unions, prepaid card issuers, check cashers and payday lenders. The banks, credit unions and AFS providers purchasing our RDC products or mobile money management solutions generally desire to offer remote and mobile technology-based services to their own retail consumers for competitive reasons such as increasing customer satisfaction and improving customer retention, attracting new customers, developing market leadership, growing deposits in a low-cost manner, reducing their transaction costs and reducing traffic at bricks-and-mortar branches. We do not offer, sell or license our solutions directly to retail consumers.

In our experience, the FIs and AFS providers that desire mobile money management solutions typically wish to serve retail consumers who are “unbanked” (meaning that they have no formal relationship with a traditional banking institution or credit union) or “underbanked” (meaning that they have only a minimal relationship with one or more traditional banking institutions or credit unions, and generally prefer not to grow that relationship due to fee concerns and/or minimum-balance requirements imposed on them by those institutions). In this regard, our Select Mobile Money product provides the unbanked and underbanked end-user customer with a convenient and secure “anywhere and anytime” access to self-service banking services through an easy-to-use mobile application downloaded onto their smart phone or tablet and linked to a prepaid card.

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

Our typical client implementation process includes integrating our software into the infrastructure of the financial institution, initiating customer training and providing sales and marketing development to support our client’s success when their RDC or mobile money product is launched. We may offer technical support thereafter. As of December 31, 2015, we had entered into more than 500 contracts with customers for our products and services, and as of December 31, 2014, we had entered into 348 such contracts. Approximately 397 of those agreements were “active” as of December 31, 2015, meaning that they have implemented the RDC software enabling the processing of customer transactions.

DEVELOPMENT

In August 2010, we launched our cloud-based SaaS RDC Select platform, followed by the offering of our smartphone applications and our Apple OS X operating platform in September and October. In 2011, we launched CheckReview, a cloud-based SaaS proprietary technology that helps financial institutions better identify potential check fraud with the ability to view and validate the digital image of the check in real time. In 2011, we also introduced the industry’s first cloud-based SaaS mobile check capture solution tailored specifically to the AFS market, allowing a user to scan a check and transmit a high quality image using our Patent Pending Check Review for approval. The solution also provides real-time communication with the user to secure their acceptance of fees and terms (using our patent-pending check and load feature) via their smartphone to ultimately have the funds from a cashed check remotely loaded onto their prepaid debit card. In 2012, we introduced advanced business rules and support for home-based printer-scanner devices. In 2013, we introduced our cloud-based enterprise risk SaaS platform, CheckRiskPro.

In March 2014, we purchased from DeviceFidelity, Inc., a Texas corporation, certain tangible and intangible assets of a business engaged in the development and provision of technology platforms supporting mobile wallet applications. We believe our mobile wallet platform, marketed under the name “Select Mobile Money,” and sold through our existing sales force, provides all of the functionality of a mobile banking platform to the approximately 100 million unbanked and underbanked consumers. The acquisition provided us with an opportunity to obtain and enlarge strategic relationships with Visa, MasterCard, MoneyGram and Navy Federal Credit Union—the providers of those services to their consumers. This capability complements and supports our RDC and mobile deposit business by adding new features and services for consumers, creating an expanded consumer base and target market, and also expanded scope of potential partners in the AFS market. In the acquisition, we received rights under a contract with Visa to provide the customers of these institutions with services under the Visa-endorsed mobile platform. We also received rights under a contract with MoneyGram to implement that company’s first mobile solution for their customers. We paid an initial purchase price of $1.125 million for these assets, with an additional $1.0 million payable upon the satisfaction of certain performance-related contingencies, of which all has since been paid.

In November, 2014, we also introduced an enhanced version of our Select Business solution, allowing our client’s commercial customers to electronically deposit checks using their smartphones or tablets, in addition to their office desktop scanners. This omni-channel solution enables commercial customers to better manage their businesses on the road. Remote users can access all the same functionality of an advanced merchant RDC system via their tablets or smartphones, including capturing multiple checks in a single mobile deposit.

In January of 2015, we expanded our feature set of Select Mobile Money to include integration with Apple Pay™ for point-of-sale transactions. This means iPhone 6 or iPhone 6 Plus users can simply click the Apple Pay icon from within their white label Select Mobile Money app, bringing their prepaid card as top-of-wallet to securely complete the transaction with Apple Pay. The Select Mobile Money app then automatically presents the details of the transaction along with an updated account balance. During that same month, we also launched a new, co-branded express option for deploying Select Mobile Money. The Select Mobile Money-Express option means the prepaid card program, mobile app and cloud services come pre-configured, and we handle all card issuance, processing and program management for our clients. This makes the co-branded option easier, faster and more affordable to implement, and thereby more accessible to a broader range of financial institutions. Select Mobile Money-Express is available for payroll, travel, student and unlimited use prepaid card programs.

We introduced Select Mobile NowPay, a mobile check payment solution in March of 2015. NowPay enables loan providers to offer their customers convenient and secure mobile check payments for reoccurring loan payments such as auto loans, leases, memberships, etc. With NowPay, mobile users can make their loan payments by check anywhere and anytime, at the last minute, if necessary, avoiding special trips to the post office, bank or loan office, and eliminating the worry of late payments. Users make a NowPay payment by first taking a photo of their signed check with the NowPay app or their existing financial institution’s mobile banking app that has been enabled with NowPay. Then, rather than having to electronically deposit the funds to a bank account and wait for the funds to clear, the user can immediately send the payment.

In August of 2015, we introduced an express version of our Select Mobile Deposit, solution to provide smaller banks and credit unions with an affordable, market-ready mobile deposit solution to offer their customers and members. Select Mobile Deposit-Express removes the barriers to entry typical of mobile deposit solutions, enabling smaller financial institutions to compete more effectively for mobile-centric consumers and businesses. The market-ready, standalone mobile application minimizes start-up costs and simplifies deployment, accelerating speed to market and ROI for smaller financial institutions. The Express version comes with the same full-service support as our custom mobile deposit solution, including dedicated client services, strategic marketing, 24/7 helpdesk and advanced risk mitigation with duplicate detection.

COMPETITIVE STRENGTHS

We believe that the following represent our competitive strengths:

●	Premier Technology. Our RDC and mobile money products represent premier IT solutions that alleviate large capital investments in hardware and software by financial institutions and AFS providers, using a dynamic SaaS and cloud-based platform that ensures the most up-to-date IT offerings for retail and commercial clients. Additionally, our Select Mobile Money prepaid platform has won multiple Paybefore Awards, including the 2015 Best-in-Category, Judge’s Choice Award for the Navy Federal Credit Union and Visa Buxx mobile app.

●	Robust Ecosystem. Cachet has built an ecosystem of channel partners and resellers who provide solutions to their client base. These important relationships are built by supplying premier technology and excellent client support. Cachet can provide a prospect a wide range of mobile banking platforms that are utilizing Cachet technologies versus our competitors’ single mobile banking platform offering.

●	Large Market Potential. We focus our sales efforts in three areas: (i) there are 13,000 financial institutions in our target market, (ii) AFS providers that serve the approximately 100 million unbanked and underbanked consumers in the United States and (iii) there are approximately 76 million Millennials who are mobile first consumers requesting prepaid products to manage their finances.

●	Innovation. We occupy what we believe to be a leadership position in innovation for the commercial banking market, evidenced by the fact that we have introduced (i) the industry’s first Apple compatible, patent-pending RDC technology platform, (ii) our CheckReview™ product, which is a patent-pending fraud-prevention solution allowing financial institutions to review a high quality image of a personal check prior to processing that check, (iii) a patent-pending interface for our cloud-based SaaS mobile check capture application (Select Mobile), targeting the growing prepaid card industry, (iv) a patent-pending method for applying fees and business rules to RDC transactions, (v) a patent-pending method for paying back loans through RDC, and (vi) a patent-pending process for accepting RDC transactions that includes the remote destruction of checks.

●	Customer Support. Our offer of marketing support and training to ensure that our customers understand the benefits of their RDC and mobile money solutions from Cachet and are able to effectively market to their customers and realize their full revenue opportunity.

Our business faces some significant challenges. These include:

●	Relatively Short Operating History. Our business is subject to all the risks inherent in the establishment of a new enterprise and the uncertainties arising from the absence of a significant operating history. Due in part to our relatively short operating history, we cannot project whether or when we will become profitable.

●	Significant Debt Burden. We have a substantial amount of indebtedness. As of December 31, 2015, we had approximately $5.0 million of principal debt outstanding. In addition, the total amount of accrued but unpaid interest totaled approximately $0.6 million on that date. The holder of our series subordinated note referred to in note 6 of our consolidated financial statements has commenced an action against us to collect alleged amounts due and owing under the note. The holder of the note alleges we are in default. We dispute the allegations of the note holder and intend to vigorously defend the claim. However, the alleged default could subject the Company to claims of default or cross default by our other lenders. At this time no other lender has asserted such a claim.

●	Need for Additional Financing. We require additional financing to continue our operations. Management expects that additional capital will be required to support our cash operating expenses after December 12, 2016 and repay debt that is maturing.

●	Going Concern. In its report dated April 14, 2016, our independent registered public accounting firm, Lurie, LLP, stated that our consolidated financial statements for the fiscal year ended December 31, 2015 were prepared assuming that we would continue as a going concern, and noted that our limited revenues, recurring losses from operations and shareholder deficit raise substantial doubt about our ability to continue as a going concern. We continue to experience limited revenues, operating losses and a shareholder deficit. As a result, it may be more difficult for us to attract investors, secure debt financing or bank loans, or a combination of the foregoing, on favorable terms, if at all. Our future depends upon our ability to obtain financing, extend our current debt obligation of $2,300,000 due December 12, 2016 and upon future profitable operations. In addition, concerns about our financial viability may have an adverse effect on current and potential customers’ willingness to enter into long-term relationships with us.

●	Competitive Market. The market for RDC is highly competitive and we expect the intensity of competition to increase. Most of our actual potential competitors have significantly greater financial, technical and marketing resources than us. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in customer requirements.

●	Obsolescence. The market for our products is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and heavy competition. To effectively compete, we must respond to changing technology and industry standards in a timely and cost-effective manner. Failure to so respond could mean that our current product offerings will have little practical appeal in the marketplace.

●	In-House Technology. On occasion, potential AFS clients have developed their RDC and mobile money products and services internally. In the future, as RDC, mobile money and related products gain more and more acceptance, it is possible that AFS providers may determine to develop these capabilities in-house. If this were to occur on a widespread basis, we expect that it will be significantly more difficult to sell our products due to territoriality, bias toward capabilities developed in-house, or concerns about our support availability in comparison to in-house support.

Our business also faces those other risks discussed in the “RISK FACTORS” section of this report, beginning on page 16.

REVENUE SOURCES

Our sources of revenue include:

●	up-front payments associated with our initial implementation of RDC Select (or other product offerings) for our customers, which may include payments for the sale of scanning and related equipment and payments for additional marketing support from our Company;

●	professional services, including implementation services, development of interfaces requested by customers, assistance with integration of the Company’s services with the customers’ applications, dedicated support, and advisory services to customers who choose to develop their own interfaces and applications; and

●	recurring revenue associated with the following:

●	deposit fees, monthly active-user fees, and bill-pay fees; and

●	transaction-processing fees and fees for the ongoing support and maintenance of our software.

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

GROWTH STRATEGY

Key elements of our growth strategy include:

●	Build our Direct Salesforce and Distribution Partners. We believe there is significant opportunity to accelerate our sales and transaction growth to further penetrate the customer base of small- and mid-sized banks, credit unions and prepaid card programs.

●	Continue to Innovate. We intend to continue to invest in development efforts to introduce new mobile related features and functionality to our customers.

●	Grow Revenue from Existing Customers. We intend to grow our revenues from our existing customers as they add new users and as we provide them with new features and functionality.

●	Pursue Acquisitions. We intend to selectively pursue acquisitions to accelerate the growth in our business through additional product offerings or acquisition of customers. While we intend to generate most of our growth organically, we believe there will be opportunities for us to acquire companies that will bring synergies to our business.

●	Offer our Products Internationally. To date, we have derived most of our revenues from the North American market. We believe that there is an additional growth opportunity for our cloud-based SaaS RDC and mobile wallet solutions in international markets.

BUSINESS STRATEGY

Our objective is to be the premier provider of RDC and mobile money solutions designed to meet the specific requirements for our targeted customers in the financial institution and AFS marketplace. We expect that the majority of revenue will be recurring in nature, which will provide us with predictable cash flows in what we believe and are predicted to be a high growth market. To achieve this objective, we are pursuing the following strategies:

●	focus on targeted markets

●	market and brand our products and services effectively

●	where economically feasible, outsource certain functions, and

●	develop new products and enhancements to existing products.

Focus on Targeted Markets

Using a direct sales force, we focus on banks and credit unions of $500 million to $30 billion in asset size and AFS providers that primarily serve the unbanked, underbanked and underserved consumer markets. We believe these institutions represent the best opportunity for acceptance and growth of RDC because they generally have multiple branches and a significant commercial and consumer customer base that would be typical users of RDC technologies. Many of these institutions often do not have internal marketing capabilities to effectively take advantage of the opportunity that RDC presents, as do the larger money-center financial institutions. We offer a retail RDC solution for financial institutions to offer to their customers. Our solution is currently also available for iPhone and Android smartphone operating systems. We believe the consumer market will have particular appeal to credit unions, which have historically had a much larger consumer customer base than a commercial base. As with the commercial markets, we believe the consumer market is a significant opportunity with high growth potential.

We provide technology, sales, training and marketing support to financial institutions and AFS clients to promote the RDC and mobile money initiatives we develop for them. We believe that this element of our business model is a key competitive differentiator for our company. We believe that with this support, financial institutions and AFS providers will understand the benefits for their institutions and, even more importantly, the benefits for their customers, providing for a successful RDC or mobile money initiative within their institution.

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

In addition, we provide technology, sales, training and marketing support to our clients. We believe that with this support, our clients will better understand the benefits that RDC and mobile money provides their organization as well as their customers, thereby facilitating a successful initiative within their institution. We believe this element of our business model to be a key differentiator for us.

Our market and brand strategy illuminates these differences while building awareness for Cachet through a strong presence at national banking, credit union and AFS tradeshows, securing speaking opportunities, conducting webinars, and executing other social media and target marketing activities.

Outsourced Functions

We are party to license agreements with various third-party vendors such as Mitek Systems Inc., Parascript, LLC, AQ2 Technologies, LLC and Nitro Mobile Solutions, LLC. These license agreements provide us with mobile application and server software for our RDC and mobile money software platforms. The software includes back-end image verification server and mobile applications for iPhone and Android smartphones. Server software for these applications also resides in our data centers, is integrated with our RDC and mobile money software platforms and is managed by us.

New Products & Product Enhancements

It is our plan to develop new products to enhance our core suite of RDC and related tools. We intend to continue to listen to our customers, analyze the competitive landscape, and improve our products and service offering. Future planned enhancements include:

●	single sign-on application for our mobile, home and business applications;

●	alternate platforms for home and business (such as tablets);

●	risk mitigation tools that include system-wide duplicate detection;

●	core integration with our back-end processes;

●	partner integration with our back-end processes;

●	expansion of supported mobile technology; and

●	integration into external accounting packages.

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

MARKETING STRATEGY

As noted previously, our market focus is banks and credit unions, as well as AFS providers that serve the unbanked and underserved segment of the population. Within these industries our marketing strategy has revolved around strengthening brand awareness, building thought leadership, and developing and executing targeted lead generation programs promoting Cachet’s key differentiators and innovative products and services.

●	Brand Awareness: Since Cachet’s inception, we have focused on building and maintaining a strong presence at national banking, credit union and AFS trade shows where we believe there is opportunity for significant exposure through exhibitions, conference sponsorships, speaking opportunities and pre-show, onsite and post-show communications.

●	Thought Leadership: We focus on establishing relationships with key industry media publications and industry associations, which has led to important conference speaking opportunities, as well as interviews and mentions in key print and online publications. We further distinguish Cachet as a trusted partner and industry leader by leveraging Cachet blog posts, social media, press releases, white papers, webinars and case studies.

●	Lead Generation: We employ a targeted, integrated and content-driven approach to lead generation. We segment our markets based on specific criteria that represent the best opportunity and fit with our capabilities for specific product offerings, and then target these groups with strategic campaigns that include content offers designed to nurture relationships, generate interest and produce leads.

●	Positioning Statement: Cachet helps our financial industry clients achieve their business objectives and increase competitive advantage through our industry-leading suite of remote deposit capture and prepaid mobile money solutions. With our premier technology, customer-centric focus and unprecedented client marketing support, we simplify development and minimize cost, helping clients to accelerate speed-to-market and return on investment.

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

We have applied for patents with regard to how our software is used on the Apple OS X platform and various tablet devices. We have also applied for patents with regard to certain aspects of the functionality of our software, including check deposit review, approval and fraud-prevention processes, fees and billing processes used by AFS providers and banks, as well as other capabilities. While these functions are important features of our RDC product offering, we presently believe that none of them are critical to our overall ability to provide RDC services. Nevertheless, our management does believe that these patents, if ultimately obtained, provide us with a competitive advantage in the marketplace for RDC services.

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

In 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. The Dodd-Frank Act introduced substantial reforms to the supervision and operation of the financial services industry, including introducing changes that:

●	affected the oversight and supervision of financial institutions;

●	provided for a new resolution procedure for large financial companies;

●	introduced more stringent regulatory capital requirements;

●	implemented changes to corporate governance and executive compensation practices; and

●	required significant rule-making.

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

As a result of the banking capabilities we expect to offer our customers as a result of our acquisition of the Select Mobile Money assets, we will be required to comply with certain regulations under Gramm-Leach-Bliley Act, as well as certain state regulations relating to financial institutions. Those regulations are designed to establish, implement and maintain such physical, electronic and procedural safeguards to maintain the security and confidentiality to protect consumer data privacy. We continue to invest the resources required to maintain compliance with these regulations.

EMPLOYEES

We refer to our employees as our associates. At April 12, 2016, we had approximately 57 full-time and 2 part-time associates and 5 full-time contractors, including those added in connection with our acquisition of the Select Mobile Money assets. Our associates are involved in administration, sales/marketing, technology development, engineering and support.

CORPORATE INFORMATION

We were incorporated in Delaware in February 2010. As described below under the caption “Other — Reverse Merger Transaction,” in February 2014, we engaged in a reverse triangular merger through which we acquired the business of Cachet Financial Solutions Inc., a Minnesota corporation, and changed our corporate name to “Cachet Financial Solutions, Inc.” Prior to the merger, our corporate name was “DE Acquisition 2, Inc.” We were formed as “blank check” company with the sole purpose of acquiring a business seeking to become a public reporting company through a merger transaction. Our current corporate organization is depicted below:

Our corporate headquarters and principal executive offices are located at 18671 Lake Drive East, Southwest Tech Center A, Minneapolis, MN 55317 and our telephone number is (952) 698-6980. Our website address is www.cachetfinancial.com. The information on or accessible through our website is not part of this report.

OTHER

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

Debt Issuance and Private Placements

See Notes 6 and 12 to our consolidated financial statements for information about our debt issuances and private placements that we have recently conducted.

Research and Development Expenses

The Company had research and development expenses of approximately $2.6 million and $2.7 million in the years ending 2015 and 2014, respectively. See PART II – ITEM 7 MANAGEMENT’S DISCUSSION AND ANLYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS – RESULTS OF OPERATIONS: YEARS ENDED DECEMBER 31, 2015 AND 2014 for further discussion of the Company’s research and development expenses.

Implications of Being an “Emerging Growth Company”

As a public reporting company with less than $1.0 billion in revenue during our last fiscal year, we qualify as an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act. An emerging growth company may take advantage of certain reduced reporting requirements and is relieved of certain other significant requirements that are otherwise generally applicable to public companies. In particular, as an emerging growth company we:

●	are not required to obtain an attestation and report from our auditors on our management’s assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002;

●	are not required to provide a detailed narrative disclosure discussing our compensation principles, objectives and elements and analyzing how those elements fit with our principles and objectives (commonly referred to as “compensation discussion and analysis”);

●	are not required to obtain a non-binding advisory vote from our stockholders on executive compensation or golden parachute arrangements (commonly referred to as the “say-on-pay,” “say-on-frequency” and “say-on-golden-parachute” votes);

●	are exempt from certain executive compensation disclosure provisions requiring a pay-for-performance graph and CEO pay ratio disclosure;

●	may present only two years of audited financial statements and only two years of related Management’s Discussion & Analysis of Financial Condition and Results of Operations, or MD&A;

●	are eligible to claim longer phase-in periods for the adoption of new or revised financial accounting standards under §107 of the JOBS Act; and

●	are exempt from any PCAOB rules relating to mandatory audit firm rotation and any requirement to include an auditor discussion and analysis narrative in our audit report.

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

Our operations and business are subject to the risks of an early stage company and we may not become profitable.

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

Our future success will depend upon many factors and variables facing a new business, including factors which may be beyond our control or which cannot be predicted at this time. We have formulated our business plans and strategies based on certain assumptions regarding the acceptance of our business model and the marketing of our products and services. Nevertheless, our assessments regarding market size, market share, or market acceptance of our products and services or a variety of other factors may prove incorrect. We are a new enterprise and have not previously engaged in the market in which our products and services will be offered. Although certain members of our management have consulted with an existing company offering our products and services, none of them has managed or operated a business in this field prior to joining us. In sum, we may be unable to successfully implement our business plan and become a profitable business. Any such failure will have a materially adverse effect on our prospects and, likely, the value of any investment you may make in our Company.

We will require additional financing to sustain our operations and without it we may not be able to continue operations.

At December 31, 2015, we had a working capital deficit of $6.8 million. The independent auditor’s report for the year ended December 31, 2015, includes an explanatory paragraph to their audit opinion stating that our recurring losses from operations and working capital deficiency raise substantial doubt about our ability to continue as a going concern. We have an operating cash flow deficit of $7.5 million for the year ended December 31, 2015, an operating cash flow deficit of $10.1 million in fiscal year 2014, an operating cash flow deficit of $6.4 million in fiscal 2013 and an operating cash flow deficit of $7.5 million for the year ended December 31, 2012. We do not currently have sufficient financial resources to fund our operations or those of our subsidiary. Therefore, we need additional funds to continue these operations. We cannot provide assurance that the proceeds from the sale of equity securities, the exercise of warrants and conversion of debt will be sufficient to sustain the operations of the Company on a long-term basis or through the end of the year.

We may direct Lincoln Park Capital Fund, LLC to purchase up to $10,000,000 worth of shares of our common stock under a Purchase Agreement dated October 12, 2015 over a 36-month period generally in amounts up to 50,000 shares of our common stock on any such business day (a “Regular Purchase”), provided that at least one business day has passed since the most recent Regular Purchase, increasing to up to 200,000 shares, depending upon the closing sale price of the common stock. We may also direct Lincoln Park to purchase up to $100,000 worth of shares of common stock on any business day (an “Additional Purchase”), provided that at least six business days have passed since the most recent Additional Purchase was completed. As of April 12, 2016, we had utilized $272,755 of the $10,000,000 limit. However, Lincoln Park may not make further purchases of common stock under the Purchase Agreement if such purchases would result in it beneficially owning greater than 9.99% of our shares outstanding or if we are not in compliance with the terms of the Purchase Agreement. Further, in the future, maximum proceeds to the Company under the Purchase Agreement will be impacted by, among other things, the following factors: (i) the prevailing market price of our common stock at the time various purchases are made under the Purchase Agreement; (ii) whether or not our shares outstanding increases through, for example, the issuance of additional shares of our common stock outside the Purchase Agreement; and (iii) increases or decreases in Lincoln Park’s holdings of our common stock during the term of the Purchase Agreement. If we elect to issue and sell more than the 7,600,000 purchase shares under our agreement with Lincoln Park, which we have the right, but not the obligation, to do, we must first register for resale under the Securities Act any such additional shares, which could cause additional substantial dilution to our stockholders. The number of shares ultimately offered for resale by Lincoln Park is dependent upon the number of shares we sell to Lincoln Park under the Purchase Agreement.

The extent we rely on Lincoln Park as a source of funding will depend on a number of factors including, the prevailing market price of our common stock and the extent to which we are able to secure working capital from other sources. If obtaining sufficient funding from Lincoln Park were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell all $10,000,000 under the Purchase Agreement to Lincoln Park, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

In its report dated April 14, 2016, our independent registered public accounting firm, Lurie, LLP, stated that our consolidated financial statements for the fiscal year ended December 31, 2015 were prepared assuming that we would continue as a going concern and noted that our limited revenues, recurring losses from operations and stockholder deficit raise substantial doubt about our ability to continue as a going concern. We continue to experience limited revenues, operating losses and a stockholder deficit. Because we have received an opinion from our auditor that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors, secure debt financing or bank loans, or a combination of the foregoing, on favorable terms, if at all. If we are unable to generate sufficient revenue, find financing, or adjust our operating expenses so as to maintain positive working capital, then we likely will be forced to cease operations and investors will likely lose their entire investment. We can give no assurance as to our ability to generate adequate revenue, raise sufficient capital, sufficiently reduce operating expenses, or continue as a going concern. In addition, concerns about our financial viability may have an adverse effect on current and potential customers’ willingness to enter into long-term relationships with us.

We have a significant number of shares of our common stock issuable upon conversion of convertible preferred stock, the exercise of options and warrants and certain outstanding debt obligation, the issuance of such shares upon conversion and/or exercise will have a dilutive impact on our stockholders.

There are 14.4 million shares of common stock issuable upon conversion of our Series C Convertible Preferred Stock as of April 12, 2016. We also have outstanding as of such date stock options and warrants to purchase a total of 34.2 million shares of common stock. The issuance of such shares will have a dilutive impact on our stockholders.

Substantial future sales of shares of our common stock in the public market could cause our stock price to fall.

Shares of our common stock that we have issued directly or that have been or may be acquired upon exercise of warrants or conversion of convertible securities are or may be covered by registration statements which permit the public sale of stock. Other holders of shares of common stock that we have issued including shares issuable upon exchange or conversion as described above may be entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act of 1933. Additional sales of a substantial number of our shares of our common stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

We have a significant amount of secured and unsecured debt, which could limit or eliminate recovery of your investment if we fail to reach profitability.

We have a substantial amount of indebtedness. As of March 31, 2016, our total indebtedness aggregated to $5.3 million, of which $3.6 million was senior secured indebtedness owed to three lenders, and $1.7 million was unsecured indebtedness. In addition, the amount of accrued but unpaid interest as of March 31, 2016 totaled approximately $0.7 million. The holder of our series subordinated note referred to in note 6 of our consolidated financial statements has commenced an action against us to collect alleged amounts due and owing under the note. The holder of the note alleges we are in default. We dispute the allegations of the note holder and intend to vigorously defend the claim. However, the alleged default could subject the Company to claims of default or cross default by our other lenders. At this time no other lender has asserted such a claim. For more information, please see the risk factor immediately above (“We have a significant number of shares of our common stock issuable upon conversion. . . . ”) and Note 6 of our consolidated financial statements. We may be unable to satisfy the entirety of our debt owed to our lenders. Any such failure could have a material and adverse effect on our financial condition, business prospects, and our viability.

If we are unable to pay or refinance our senior secured indebtedness when due, or if we are declared bankrupt or insolvent, these junior creditors may not recover the value of their notes. As a matter of state and creditor law, common stock and preferred stock rank junior to all of our existing and future indebtedness, both secured and unsecured, and to other non-equity claims against our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Due to the substantial indebtedness of our Company, holders of our common stock and preferred stock face the risk that they may not recover any portion of their investment unless all of the claims of our creditors are satisfied first or unless they are able to sell their stock prior to any such claims are asserted.

Our success critically depends on the continued popularity of our product and service technologies in general, and our products and services solution in particular, achieving and maintaining widespread acceptance in our targeted markets. If our products and services fall out of favor, or if our products and services fails to win consumer acceptance, the viability of our business may be threatened.

We expect that our success will depend to a large extent on the continuing broad market acceptance of our product and services technologies in general, and on market acceptance of our products and services among banks and credit unions. Our target customers may not currently use our products and services solutions for a number of other reasons, including unfamiliarity with the technology or perceived lack of reliability. We believe that the acceptance of our products and services by our prospective customers will depend on the following factors:

●	the continued importance of our product technologies and capabilities among end-user consumers;

●	our ability to demonstrate our products and services economic and other benefits;

●	our customers’ acceptance of us as a service provider; and

●	the reliability of the software and hardware comprising our products and services solution.

Even if we are successful in refining, selling and servicing our products and related solutions, the market may slow or not grow fast enough for us to attain profitability in the near future, if ever.

Under our current business model, we rely upon third parties to provide software integration, hardware, fulfillment and support and maintenance services in connection with our products and services.

We do not own outright all of the rights and technologies, including software, that is used in our products. We may develop proprietary software for our solutions by using imaging, mobile solutions or other technologies from various partners. For instance, our product platform utilizes software and hardware from multiple third-party vendors such as Mitek Systems Inc., Parascript, LLC, AQ2 Technologies, LLC and Nitro Mobile Solutions, LLC, and we expect that we will continue to rely on multiple third-party vendors to create competitive software offerings for our customers and to provide them with state-of-the-art products.

We also rely on cooperation among our third-party vendors, and if they are unwilling to work with us or one another to perform needed integration services, our ability to provide competitive software offerings may be adversely impacted. The performance of our products and solutions depends upon the performance and quality of third party products and services, including hardware fulfillment, support and maintenance. If the systems provided by third parties develop technical or operations problems, or cannot be scaled to meet the needs of our customers, or the third parties do not perform required services in a timely manner, our business may be materially and adversely affected. Any such outcome could adversely affect the value or price of our common stock.

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

The market for our product is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and heavy competition. Furthermore, many of our competitors have greater capabilities and resources to develop and test new technology more rapidly than we do. We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in acquiring new technologies, developing or acquiring new products or enhancing existing products in a timely and cost-effective manner. These new technologies or enhancements may not achieve market acceptance. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on financially favorable terms or at all. Finally, we may not succeed in adapting our products to new technologies as they emerge.

Our image in the marketplace could be damaged if our products and services become unavailable due to human error, power or Internet connectivity issues, or if there are security breaches.

It is important that our product and service solutions servers are available for processing to our customers on a 24/7/365 basis. We rely on our ISP to provide consistent service and administration, keep up with technical requirements and innovations, and maintain industry standards of redundancy and recovery. If our ISP does not meet these requirements, our image may suffer in the marketplace and we could lose customers.

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

We intend to grow our revenues organically, which we expect will require a substantial amount of time, money, and other valuable resources. As we sign contracts with financial institutions, a portion of the revenue we generate is based on the customer acceptance and usage. Therefore, there is no assurance we will be successful in generating transactional revenue from our customers. Also, if we are unable to grow our revenues quickly enough to pay for our infrastructure and administrative costs, the continued added costs associated with being a public company (e.g., additional legal, accounting and professional consulting costs) may outweigh the benefits of being a public reporting company, and we may ultimately determine or be forced to cease filing our periodic reports with the SEC and de-register as a public company.

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

Because we provide material services to insured depository institutions, we may be subject to certain provisions of the Bank Service Company Act as well as provisions of the Dodd-Frank Act creating the Consumer Financial Protection Bureau (CFPB). The CFPB prohibits service providers from engaging in unfair, deceptive or abusive acts or practices, as defined by the CFPB, and requires them to conform services to the provisions of federal consumer financial laws, as defined in the Dodd-Frank Act, and prohibits them from committing any act or omission in violation of a federal consumer financial law. The Dodd-Frank Act provides the CFPB with enforcement powers that include the authority to conduct investigations and adjudication proceedings, and litigation authority, and which authorize the CFPB to, among other things, assess civil money penalties as provided in the Dodd-Frank Act. At this time, we do not expect that as a service provider the activities of the Bureau will have a material adverse impact on our Company and that we will be able to comply with the regulations of the Bureau as and when they are issued.

In addition, whether or not U.S. laws and regulations that apply to banks and other service providers apply to us, our clients have and may in the future require us to adhere to standards relating to high levels of security, the maintenance of customer privacy and other regulatory areas that they are obligated meet in their compliance with such laws. There can be no assurance that we will be able to meet such requirements. Any such failure could materially and adversely affect our business and its viability, as well as the price of our common stock.

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

Our success may depend on retaining key personnel and our ability to attract and retain additional personnel.

Our key personnel currently include:

●	Jeffrey C. Mack, Chief Executive Officer and President

●	Bruce Whitmore, Executive Vice President and Chief Information Officer

●	Lawrence C. Blaney, Executive Vice President of Sales and Marketing

●	Bryan Meier, Executive Vice President and Chief Financial Officer

If we fail to retain our key personnel or to attract, retain and motivate additional qualified associates, our ability to maintain and develop our business may be adversely affected. Our future success depends significantly on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy. The loss of the services of our key associates could harm our business, including our loss of these individuals due to death or disability. In this regard, we do not have any key-person insurance on any of the above-identified individuals. We have written employment agreements with all but one of the above-identified individuals, and all of those agreements contain customary non-competition and other restrictive covenants benefitting the Company, but these agreements do not guarantee the services of these individuals for the terms of their agreements or beyond.

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

Our success and ability to compete will depend substantially on our ability to develop proprietary technologies. We own no patents, but have filed several applications with the U.S. Patent Office. These include an application filed in October 2010, relating to our Apple OS X Internet deposit application. We cannot be certain that our intellectual-property rights will not be infringed upon, that others will not develop products in violation of our intellectual-property rights, or that others may assert, rightly or wrongly, that our intellectual-property rights are invalid or unenforceable. In instances where we may rely on trade secrets for the protection of our confidential and proprietary business information, we cannot be certain that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become discovered or, for that matter, independently developed by our competitors. In general, defending intellectual-property rights is expensive and consumes considerable time and attention of management. Our involvement in intellectual-property litigation would likely have a materially and adverse effect on our business and may threaten our viability. Even if we were ultimately successful in defending our intellectual-property rights, the cost of such defense may be crippling to our business and materially and adversely affect our prospects and viability.

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

An entity named Cachet Banq contacted us in December 2010 relative to their U.S. Trademark Registration No. 2,857,465 (registered on June 29, 2004) for the standard character mark CACHET covering “financial services, namely automated clearing house processing services for the payroll service industry.” Cachet Banq has alleged that our use of “CACHET” infringes on their federal trademark registration. On March 4, 2013, Cachet Banq filed a trademark infringement lawsuit against the Company in the United States District Court for the Central District of California. The parties have filed cross motions for summary judgment. The initial brief was filed on May 30, 2014, replies were filed on June 26, 2014 and the court took these motions under advisement on July 8, 2014. We have denied that our use of the character mark CACHET infringes on Cachet Banq’s purported rights in their mark, and we will vigorously defend this and any future claims made by Cachet Banq. On September 21, 2015, the Court issued an Order (1) granting Cachet Banq’s motion for summary judgment, (2) denying our motion for summary judgment, and (3) ordering the parties to submit memoranda regarding remedies. The last of those memoranda were submitted on October 12, 2015. Cachet Banq is not seeking any monetary damages as a result of the alleged infringement. Cachet Banq seeks an injunction and their attorney’s fees. The parties are currently awaiting the Court’s decision on remedies. In any event, the Company believes that the Court’s order granting Cachet Banq’s motion for summary judgment was in error, and plans to appeal its decision.

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

We expect competitors to continue to improve the performance of their products and to introduce new products, services and technologies. Successful new product introductions or enhancements by our competitors could affect our sales and the market acceptance of our products, cause intense price competition or make our products obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. If we do not have sufficient resources to make these investments, or are unable to make the technological advances necessary to be competitive, our competitive position will suffer. Our failure to compete successfully against current or future competitors could seriously harm our business.

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

Risks from our international operations could impair our ability to expand in certain international markets and adversely affect our business, financial condition and results of operations.

We plan to continue to grow both domestically and internationally. Foreign operations carry special risks including:

●	exchange rate fluctuations;

●	government controls;

●	import and export license requirements;

●	political or economic instability;

●	trade restrictions;

●	changes in tariffs and taxes;

●	differences in local laws, regulations, practices, and business customs;

●	restrictions on repatriating foreign profits back to the United States or movement of funds to other countries;

●	difficulties in staffing and managing international operations; and

●	increases and volatility in labor costs.

Any of the foregoing or other factors associated with doing business abroad could adversely affect our business, financial condition and results of operations.

We face risks arising from acquisitions.

We have made an acquisition in the past and may pursue similar strategic transactions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing customers of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.

If we fail to maintain adequate internal controls over financial reporting, then our business and operating results could be harmed.

Internal controls over financial reporting are processes designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Failure to maintain effective internal controls over financial reporting in the future could cause us to fail to meet our reporting obligations, cause our financial statements to contain material misstatements, and harm our business and operating results. Even if we do not experience material weaknesses, our internal controls may not prevent all potential errors, because any control system, regardless of its design, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be achieved. In 2015, the Company engaged with an outside consulting firm to assist us in completing management’s self-assessment of our internal controls. As a result of this review, our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by our Annual report for the year ended December 31, 2015. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective as of December 31, 2015.

We do not anticipate paying any dividends on our common stock in the foreseeable future.

In the foreseeable future, we do not expect to declare or pay any cash or other dividends on our common stock. In part, this is because our current debt agreements restrict us from paying dividends. Moreover, any future borrowing arrangements may similarly prevent us from paying dividends on our common stock during such time as we are subject to those terms. Regardless, we anticipate that we would re-invest any earnings into the business for purposes of growth. This means that the sole means of our stockholders making a profit on a purchase of our common stock must occur through appreciation in the price of our common stock on the market. As indicated elsewhere, our Company, business and industry, and an investment in our common stock is subject to numerous risks. Stockholders may be unable to sell their stock at times and at prices that they believe are reflective of the true value of their shares, if at all.

Provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.

Our Amended and Restated Certificate of Incorporation, our corporate bylaws, and Delaware law contain provisions that could make it more difficult for a third party to obtain control of us. For example, Delaware law contains a business combination statute. The anti-takeover effect of the business combination statue could discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our Amended and Restated Certificate of Incorporation and bylaws make the acquisition of our Company more difficult, including the following:

●	only a majority of our directors are authorized to call a special meeting of our stockholders;

●	advance notice procedures apply for stockholders to nominate candidates for election as directors; and

●	our Amended and Restated Certificate of Incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, by our Board of Directors without any stockholder approval.

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

In addition, investors should understand that certain of our historical financial statements contained in this prospectus do not include or reflect the costs or strains of being a public reporting company. As a consequence, an investor should understand that our general and administrative expenses have increased as a result of our becoming a public reporting company.

The protection provided by the federal securities laws relating to forward-looking statements does not apply to us. The lack of this protection could harm us in the event of an adverse outcome in a legal proceeding relating to forward-looking statements made by us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to certain issuers, including penny stock issuers. We believe we are not currently eligible for the statutory safe harbor included in the Securities Exchange Act of 1934. As a result, we will not have the benefit of this statutory safe harbor protection in the event of certain legal actions based upon forward-looking statements. The lack of this protection in a contested proceeding could harm our financial condition and, ultimately, the value of our common stock.

Our officers and directors possess controlling voting power with respect to our common stock, which will limit your influence on corporate matters.

Our officers and directors collectively possess beneficial ownership of approximately 43.8% of our voting stock as of April 12, 2016. As a result, our insiders have the ability to out rightly control our management and affairs through the election and removal of our Board of Directors and all other matters requiring stockholder approval, including the future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your participation in Company matters, through stockholder votes and otherwise. Any of these effects could depress the price or value of our common stock.

Our Amended and Restated Certificate of Incorporation grants our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without stockholder approval.

Our authorized capital consists of 520 million shares of capital stock of which 20 million shares are designated as preferred stock. Our Board of Directors, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.

The rights of holders of our preferred stock that may be issued could be superior to the rights of holders of our common shares. The designation and issuance of shares of capital stock having preferential rights could adversely affect other rights appurtenant to shares of our common stock. Furthermore, any issuances of additional stock (common or preferred) will dilute the percentage of ownership interest of then-current holders of our capital stock and may dilute our book value per share.

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

The price of our common stock may fluctuate significantly.

The market price of our common stock is subject to significant fluctuations in response to, among other factors, variations in our operating results and market conditions specific to our business. Furthermore, in recent years the stock market has experienced significant price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including companies in our industry. The changes frequently appear to occur without regard to the operating performance of the affected companies. As such, the price of our common stock could fluctuate based upon factors that have little or nothing to do with us, and these fluctuations could materially reduce the price of our common stock and materially affect the value of your investment.

Our common stock presently is listed for trading on the OTCQB.

Our common stock presently is listed for trading on the OTC Market’s OTCQB service.

A listing on the OTC Markets is generally understood to be a less active, and therefore less liquid, trading market than other types of markets such as a stock exchange. Compared to a listing on a stock exchange, a listing on the OTC Markets can be expected to have an adverse effect on the liquidity of our common stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us and our common stock. This may result in lower prices for our common stock than might otherwise be obtained and could also result in a larger spread between the bid and asked prices for our common stock. In addition, we have had small trading volume in our common stock, which makes it difficult for our stockholders to sell their shares as and when they choose. Small trading volumes generally depress market prices. An active trading market for our shares may never develop or be sustained. As a result, we believe that you may not be able to resell shares of our common stock publicly, if at all, at times and prices that you feel are fair or appropriate.

Our common stock is a “penny stock,” which may make it difficult to sell shares of our common stock.

Our common stock is categorized as a “penny stock” subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker-dealers who sell penny stocks must, among other things, provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. Under applicable regulations, our common stock will generally remain a “penny stock” until and for such time as its per-share price is $5.00 or more (as determined in accordance with SEC regulations), or until we meet certain net asset or revenue thresholds. These thresholds include the possession of net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2 million if we have been operating for at least three years or $5 million if we have been operating for fewer than three years, and the recognition of average revenues equal to at least $6 million for each of the last three years.

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

We have elected to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not “emerging growth companies.” Consequently, our consolidated financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” In this regard, we will remain an “emerging growth company” for up to five years after the first sale of our common equity securities under an effective registration statement. However, we may cease to be an “emerging growth company” earlier under certain circumstances, including (i) if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 in which case we would cease to be an “emerging growth company” as of December 31 of such year, (ii) if our gross revenue exceeds $1.0 billion in any fiscal year or (iii) if we issue more than $1.0 billion of non-convertible debt over a three-year period.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, our stock price may be adversely affected.

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 PROPERTIES

We lease approximately 22,000 square feet of office space at 18671 Lake Drive East, Minneapolis, Minnesota 55317, pursuant to a lease terminating on January 31, 2022 at an average rental rate of $26,528 per month. We also lease 1,812 square feet of office space at 1400 Preston Rd Suite #116, Dallas, Texas 75093, pursuant to a lease terminating on June 30, 2017, at an average rental rate of $3,473 per month. We are currently sub-leasing our Dallas, Texas facility through June 2017 at a rental rate of $2,800 per month.

ITEM 3 LEGAL PROCEEDINGS

An entity named Cachet Banq contacted us in December 2010 relative to their U.S. Trademark Registration No. 2,857,465 (registered on June 29, 2004) for the standard character mark CACHET covering “financial services, namely automated clearing house processing services for the payroll service industry.” Cachet Banq has alleged that our use of “CACHET” infringes on their federal trademark registration. On March 4, 2013, Cachet Banq filed a trademark infringement lawsuit against the Company in the United States District Court for the Central District of California. The parties filed cross motions for summary judgment. The initial brief was filed on May 30, 2014, replies were filed on June 26, 2014 and the court took these motions under advisement on July 8, 2014. We have denied that our use of the character mark CACHET infringes on Cachet Banq’s purported rights in their mark, and we will vigorously defend this and any future claims made by Cachet Banq. On September 21, 2015, the Court issued an Order (1) granting Cachet Banq’s motion for summary judgment, (2) denying our motion for summary judgment, and (3) ordering the parties to submit memoranda regarding remedies. The last of those memoranda were submitted on October 12, 2015. Cachet Banq is not seeking any monetary damages as a result of the alleged infringement. Cachet Banq seeks an injunction and their attorney’s fees. The parties are currently awaiting the Court’s decision on remedies. In any event, the Company believes that the Court’s order granting Cachet Banq’s motion for summary judgment was in error, and plans to appeal its decision.

On March 31, 2016, the holder of our series subordinated note referred to in Note 6 of our consolidated financial statements commenced an action against us in Hennepin County Court in the State of Minnesota alleging we breached the terms of the note. The law suit alleges Cachet owes the note holder $694,869 plus interest and assessments accruing after April 1, 2016. As of December 31, 2015, the Company had recorded $415,398 of outstanding debt and $2,048 of accrued interest related to this matter. We dispute the allegations of the note holder and intend to vigorously defend the claim.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

As of March 31, 2016, the closing bid price for our common stock as reported on the OTC Market’s OTCQB was $0.50 per share. There was no trading of our common stock on the OTCQB or any other market, exchange or quotation system before July 2014. Although our common stock is quoted on the OTCQB, there is a limited trading market for our common stock. Because our common stock is thinly traded, any reported sale prices may not be a true market-based valuation of our common stock.

The table below sets forth reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported on the OTCQB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
2015
Quarter ended March 31, 2015	$1.39	$0.65
Quarter ended June 30, 2015	$0.80	$0.36
Quarter ended September 30, 2015	$0.99	$0.35
Quarter ended December 31, 2015	$0.86	$0.32

2014
Quarter ended March 31, 2014*	$-	$-
Quarter ended June 30, 2014*	$-	$-
Quarter ended September 30, 2014	$1.58	$-
Quarter ended December 31, 2014	$1.60	$0.75

* The was no market for our common stock during this period.

HOLDERS

As of April 12, 2016, we had 41,626,842 shares of common stock outstanding held by approximately 128 holders of record.

DIVIDEND POLICY

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2015, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be		Weighted-Average	Number of Securities Remaining
	Issued Upon Exercise of		Exercise Price of	Available for Issuance Under Equity
	Outstanding Options,		Outstanding Options,	Compensation Plans (excluding
	Warrants and Rights		Warrants and Rights	securities reflected in column a)
	(a)		(b)	(c)
Equity compensation plans approved by securityholders	844,917	(1)	$1.54	933,525	(2)
Equity compensation plans not approved by securityholders	2,903,750		$1.26	none

(1)	Represents 119,417 shares of common stock issuable upon exercise of outstanding stock options under the 2010 Equity Incentive Plan and 725,500 shares of common stock issuable upon exercise of outstanding stock options under the 2014 Stock Incentive Plan.

(2)	Represents 640,077 shares of common stock available for issuance under the 2014 Stock Incentive Plan and 293,448 shares of common stock available for issuance under the 2014 Associate Stock Purchase Plan.

2014 Stock Incentive Plan

On February 12, 2014, we adopted the 2014 Stock Incentive Plan. The plan is administered by the Board of Directors or an authorized committee. The plan was approved by a majority of our shareholders in August 2015. Our Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant non-qualified (non-statutory) options for up to 100,000 common shares to new employees of the Company who are not officers of the Company during each fiscal year. Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options ; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares. Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors. An aggregate of 1,521,621 shares of common stock are issuable under the plan. No person is eligible to receive grants of stock options and SARs under the plan that exceed, in the aggregate, 400,000 shares of common stock in any one year. The term of each stock option shall be determined by the board or committee, but shall not exceed ten years. Vested stock options may be exercised in whole or part by the holder giving notice to the Company. Options under the plan may provide for the holder of the option to make payment of the exercise price by the surrender of shares equal in value to the exercise price.

2014 Associate Stock Purchase Plan

On September 8, 2014, our Board of Directors adopted our 2014 Associate Stock Purchase Plan. We may issue a total of up to 500,000 shares of our common stock under the plan. The plan is designed to be a stock purchase plan qualifying under Section 423 of the Internal Revenue Code of 1986. The Board of Directors elected to cause the plan to be effective as of September 1, 2014, and was approved by our shareholders in August 2015 in order to fully comply with the requirements of Code Section 423.

The 2014 Associate Stock Purchase Plan permits eligible employees to purchase shares of our common stock at the end of pre-established offering periods at a maximum 15% discount from the common stock’s fair market value on the date of purchase or the offering date, whichever is lower. Purchases will be funded through employee payroll deductions (or, if payroll deductions are not permitted by local law, by other permitted methods). Eligible employees include any person, including an officer, employed by the Company or a subsidiary and whose customary employment is at least 20 hours per week. The plan is administered by our full Board of Directors or committee of the Board of Directors designated for such purpose.

RECENT SALES OF UNREGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

All sales of unregistered securities for the year ended December 31, 2015 have been previously disclosed on filings with the Securities and Exchange Commission. See Note 6. Financing Arrangements and Note 12. Shareholders’ Equity of our consolidated financial statements for detailed information about our sales of our securities.

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

The merger represented a change in control of the Company inasmuch as greater than 50% of the issued and outstanding voting stock of Company, on a post-merger basis, came to be held by the former holders of securities of Cachet Financial Solutions. As a result of the merger, the Company now owns Cachet Financial Solutions and its entire business.

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

Business and Development of Business

We are a technology solutions and services provider to the financial services industry. Our solutions and services enable our clients—banks, credit unions and alternative financial services providers (AFS)—to offer their customers remote deposit capture (RDC) and prepaid mobile money technologies and related services. Our clients typically seek these technologies in order to increase customer satisfaction and improve customer retention, attract new customers, develop market leadership, grow deposits in a low-cost manner, reduce their transaction costs and reduce traffic at bricks-and-mortar branches.

As of December 31, 2015, we had entered into more than 500 contracts with customers for our cloud-based SaaS products and services, and as of December 31, 2014 we had entered into 348 such contracts. Approximately 397 of those agreements were “active” as of December 31, 2015 meaning that the customer has implemented the RDC or prepaid mobile money technology enabling the processing of customer transactions. Based on current industry trends which indicate rapid adoption of RDC and prepaid mobile money technologies and growing demand by consumers, we believe we will continue to be successful in signing up additional customers at a similar rate in the future. As more and more of our customers “go-live” and consumer adoption of our cloud-based SaaS RDC technology increases, we believe we will experience an overall increase to our revenues as a portion of our revenue is generated on a per transaction fee basis. While we expect our revenues to continue to increase, revenues from transaction volume has not yet grown to the level needed to support our current cost structure. As a result, we have incurred operating losses since inception. Our continued operation critically depends on obtaining suitable financing.

Our sources of revenue include:

●	up-front payments associated with our initial implementation of RDC Select (or other product offerings) for our customers, which may include payments for the sale of scanning and related equipment and payments for additional marketing support from our Company;

●	professional services, including implementation services, development of interfaces requested by customers, assistance with integration of the Company’s services with the customers’ applications, dedicated support, and advisory services to customers who choose to develop their own interfaces and applications; and

●	recurring revenue associated with the following:

●	deposit fees, monthly active-user fees, and bill-pay fees; and

●	transaction-processing fees and fees for the ongoing support and maintenance of our software.

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

The accompanying consolidated financial statements have been prepared on the basis that we will continue as a going concern. From inception to December 31, 2015, the Company has an accumulated deficit of approximately $69.3 million, and current liabilities exceeded current assets by approximately $6.8 million. In 2016, the Company expects to continue to grow its client base and increase revenues through higher RDC transaction volumes and monthly active user fees (“MAUs”) from its Select Mobile Money offering. Nevertheless, the Company expects to continue to incur operating losses through December 31, 2016.

In 2015, the Company raised approximately $8.0 million in gross proceeds from various PIPE transactions, and the exercising of warrants and borrowed approximately $1.2 million, net principal from its directors. Since December 2015, the Company has extended debt and accrued interest payments of approximately $1.8 million due in January 2016 to January of 2017. In addition, the Company has raised approximately $1,361,000 in gross proceeds from a March 2016 equity offering, approximately $807,000 from warrant exercises and $225,000 from note agreements with two directors. See Note 16. Subsequent Events for details on the March 2016 equity offering.

In October 2015, the Company entered into a $10 million equity purchase agreement with Lincoln Park Capital Fund, LLC (the “Purchase Agreement”). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase, up to $10.0 million in shares, as described below, of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing November 6, 2015, the date that the registration statement was declared effective by the Securities and Exchange Commission. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day (a “Regular Purchase”), provided that at least one business day has passed since the most recent Regular Purchase, increasing to up to 200,000 shares, depending upon the closing sale price of the common stock. However, in no event shall a Regular Purchase be more than $500,000. The Company may also direct Lincoln Park at its sole discretion and subject to certain conditions, to purchase up to $100,000 worth of shares of common stock on any business day (an “Additional Purchase”), provided that at least six business days have passed since the most recent Additional Purchase was completed. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if the request is submitted on a Regular Purchase date and on that date the closing sale price of the common stock is not below $1.00. The Company may not sell shares of common stock to Lincoln Park under the Purchase Agreement at any time to the extent that the number of shares to be sold would result in the beneficial ownership by Lincoln Park and its affiliates exceeding 9.99% of the then outstanding shares of the common stock.

The Company is actively seeking additional sources of financing and has engaged in discussions with investment banking firms to assist in raising additional capital through the issuance of debt or equity, as well as the Company’s continued efforts to raise capital through the exercise of its existing warrants and, if need be, will utilize the Purchase Agreement with Lincoln Park Capital Fund, LLC to fund working capital.  Additionally, the Company is negotiating to extend the maturity date on some of its outstanding debt.  Historically, the Company has demonstrated an ability to raise funds to support the business operations.

The Company believes based on its current cashflow forecast and estimated availability, subject to the terms as disclosed on the Purchase Agreement, it has enough cash to continue operations until December 12, 2016, when certain debts mature.

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

The Company commences revenue recognition for its SaaS technology platform and professional services when all of the following criteria are met:

●	there is persuasive evidence of an arrangement;

●	the service has been or is being provided to the customer;

●	collection of the fees is reasonably assured; and

●	the amount of fees to be paid by the customer is fixed or determinable.

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

Professional Services and Other Revenue

Professional services include implementation services, development of interfaces requested by customers, assistance with integration of the Company’s services with the customers’ applications, dedicated support, and advisory services to customers who choose to develop their own interfaces and applications. Professional services are typically performed within three to six months of entering into an arrangement with the customer. Professional services are typically sold on a fixed-fee basis, but are offered on a time-and-material basis as well. Revenue for time-and-material arrangements is recognized as the services are performed. Revenue for professional services is recognized under a percent of completion method matching the revenue with the costs of the computer programmer’s time. The Company uses internal milestones to estimate the costs and related percent of completion. Professional services are not considered essential to the functionality of the SaaS offering.

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

Accounts Receivable

Accounts receivable represent amounts due from customers. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was approximately $10,000 and $25,000 as of December 31, 2015 and 2014, respectively. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk.

Goodwill

Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets that were acquired from the DeviceFidelity Inc. acquisition completed in March 2014. Goodwill is not amortized but is reviewed at least annually for impairment, or between annual dates if circumstances change that would more likely than not cause impairment. Management performs its annual impairment test at the close of each fiscal year, and considers several factors in evaluating goodwill for impairment, including the Company’s current financial position and results, general economic and industry conditions and legal and regulatory conditions. No impairment of goodwill was identified for the years ended December 31, 2015 and 2014. See Note 11 for further discussion.

Impairment of Long-lived Assets, Including License Agreements

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In December 2015, the Company determined that an impairment of $216,369 had occurred on its finite-lived intangible assets related to certain customer contracts acquired in the acquisition of the Select Mobile Money business on March 4, 2014. In determining the impairment loss, the Company reviewed all circumstances, including the undiscounted cash flows it expects to derive from those contracts going forward.

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

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments for certain financial instruments and to determine fair value disclosures. Warrants issued with price protection features are recorded at fair value on a recurring basis. The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated fair value due to the short maturity of those instruments. With respect to determination of fair values of financial instruments there are the following three levels of inputs:

●	Level 1 Inputs—Quoted prices for identical instruments in active markets.

●	Level 2 Inputs—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

●	Level 3 Inputs—Instruments with primarily unobservable value drivers.

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

RESULTS OF OPERATIONS: YEARS ENDED DECEMBER 31, 2015 AND 2014

Revenues

Revenues for the year ended December 31, 2015 increased 62% or $1,652,896 to $4,301,004, when compared to the prior year. The increase was primarily due to an overall increase in RDC transactions processed which totaled 5,353,844 for the year ended December 31, 2015, representing an increase of 53% or 1,843,297 from the prior year. The increase was attributable to an overall increase in the number of banks and credit unions which were “active” customers, meaning that they have implemented the products and service enabling the processing of customer transactions. As of December 31, 2015, we had entered into 500 contracts signed for a total of 557 total products, of which 397 of those products were active, meaning that they have implemented the products and services enabling the processing of customer transactions. This compares to a total of 348 signed contracts, of which 252 were active as of December 31, 2014. In addition, we generated approximately $670,000 of revenue for the year ended December 31, 2015 for professional services as compared to approximately $412,000 for the year ended December 31, 2014. During the year ended December 31, 2015, approximately 70% of our revenue was generated from transactional volume fees, monthly active user fees and other recurring support services. Approximately 16% represents revenue from professional services primarily related to integration development work performed as part of implementing our mobile money product offering, while the remaining 14% was from implementation fees that are recognized over the lives of our contracts with financial institutions. The growth in 2015 is equally spread across the product offering of implementation, recurring support services and professional services as the percent of total sales remained relatively consistent between years. As more clients have implemented our SaaS cloud based technologies they are starting to process more significant transactional and monthly active user fees and therefore, we anticipate the mix of revenues will shift towards a higher percentage that are recurring in nature versus one-time implementation fees.

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

Cost of Revenues

Cost of revenues for the year ended December 31, 2015 was $4,119,446, an increase of 50% or $1,372,103, compared to the prior year. The increase was primarily due to an increase in revenue. During the year ended December 31, 2015, we recognized amortization expense of approximately $805,000 which included an impairment of identified intangible assets of $216,369. Our overall support costs for our data center for the year ended December 31, 2015 totaled $2,538,601 compared to $2,049,356 for the prior year. As a percent of sales, the data center costs were 59% in 2015 compared to 78% in 2014. As our volume increases, we are experiencing economies of scale related to our fixed costs.

Cost of revenue consists primarily of our costs of deploying and supporting the RDC capability, along with contract developers dedicated to our mobile money prepaid offering. We believe that as our RDC services revenue continues to grow, our cost of revenue will remain relatively fixed as part of providing these services. As a result of our investment in fixed costs to support current and expected future operations, and the relatively early stage of recurring revenue generation, the reported gross profit (loss) may not be representative of our operating model as the volume of transactions increase. Similar to our revenue expectations, the dollar amount of our variable component of our cost of revenue is expected to increase as transaction volume increases and we pay volume-based costs. We also expect to continue to gain leverage on the fixed portion of our cost of operations as more clients are brought online and generating revenue through RDC transactions. Our mobile money white label offering requires significant upfront customization and integration effort, which requires us to contract with software developers, which yields a lower gross margin compared to what we are able to achieve from our transactional revenue stream. Since our mobile money offering is also a hosted application, we believe once the programs referenced above are live, we will be able to gain similar leverage on the fixed portion of our cost of operations as our RDC offering.

Operating Expenses

Our operating expenses increased 5% or $475,844 to $9,992,522 for the year ended December 31, 2015 compared to the prior year.

Sales and Marketing

Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses increased 21% or $585,539 to $3,440,498 for the year ended December 31, 2015 compared to the prior year. Excluding non-cash stock compensation, total sales and marketing expenses increased $546,332. The overall increase in sales and marketing expenses was primarily due to upgrading our sales force and increases in our tradeshows and marketing programs when comparing the year ended December 2015 to the prior year. We continue to focus our efforts to maximize return on investment by attending many of the leading industry tradeshows, as we believe our presence is necessary to attract and retain new customers. We traditionally incur higher levels of tradeshow expenditures during the first and fourth quarters of our fiscal year compared to the second and third. Stock compensation expense was $91,009 and $51,803 for the years ended December 31, 2015 and 2014. We currently anticipate our sales and marketing costs will be higher for 2016 compared to 2015 as we plan to hire additional sales employees during 2016, in an effort to increase our revenues for both our RDC business as well as promoting our new prepaid mobile wallet offering as part of the Select Mobile Money acquisition. We may also see an increase in sales and marketing costs as a result of higher levels of commission expense resulting from an increase in our revenue.

Research and Development

Research and development expenses include salaries, employee benefits, stock-based compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for the year ended December 31, 2015 decreased 1% or $20,585 to $2,643,048 when compared to the prior year. The decrease was primarily due both a decrease in the number of employees and a switch from contact software developers to employee software developers. During 2014 we released our new Select Business platform designed specifically for providing our RDC technology to banks and credit unions’ merchant customers. Excluding stock compensation expense, our employee compensation, contractor costs and related expenses decreased $417,539 when comparing the year ended December 31, 2015 to the prior year. Partially offsetting the decrease in compensation expense was an increase of $225,809 recruiting expense and expenses associated with software licenses and support increased $99,867 when comparing fiscal year 2015 to the prior year. Included in research and development expense was stock compensation expense of $104,851 and $41,365 for years ended December 31, 2015 and 2014, respectively. We believe our research and development expenses will be remain flat for the year ended December 31, 2016 compared to the year ended December 31, 2015.

General and Administrative

General and administrative expenses include the salaries, employee benefits, stock-based compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses decreased 2% or $89,110 to $3,908,976 for the year ended December 31, 2015, when compared to the prior year. The decrease when comparing fiscal year 2015 to 2014 was primarily due to an overall decrease in professional fees of $73,449, $86,640 in lower travel expenses and $43,878 in lower employee relations expenses. These lower costs were partially offset by an increase of $125,205 in insurance related costs. Excluding stock compensation expense, our employee compensation and related costs also decreased $10,298 when comparing fiscal 2015 to 2014. Included in general and administrative expense was stock compensation expense for the year ended December 31, 2015 of $191,923 compared to $201,254 for the prior year. We believe our general and administrative costs will remain at relatively the same level in 2016 relative as compared to 2015.

Interest Expense

Interest expense and other non-cash financing expense for the year ended December 31, 2015 was $2,446,260 compared to $5,703,963 for 2014. The expenses in 2015 includes $524,830 of interest expense and $212,514 of debt issuance cost related to the outstanding debt and capital leases and $1,708,916 related to issuing additional warrants and repricing the outstanding warrants as provided for in the warrant agreements. The expenses in 2014 includes $3,025,201 of interest expense amortization related to the outstanding debt and $2,678,762 related to issuing additional warrants and repricing the outstanding warrants as provided for in the warrant agreements. The decrease was primarily driven an overall decrease in the level of indebtedness when compared the prior year. Prior to July 14, 2014, our total principal and accrued interest outstanding was $14.9 million. On July 14, 2014, as part of completing our IPO, a total of $6.3 million of principal and accrued interest converted into 5.1 million shares of common stock. In addition, we repaid a total of $3.2 million of principal and accrued interest outstanding in July 2014. Of this amount, $1.7 million was associated with a loan we entered into with one of our directors, whereby we agreed to issue common stock equal to 12.5% of the principal amount on the issuance date and 3.125% of the principal amount each successive fifth business day thereafter so long as any portion of the principal was outstanding. In addition, the initial interest rate of 24% increased to 48% until the loan was repaid in full. Interest expense associated with this note for year ended totaled $1,122,405 of which $890,624 related to the fair value of common stock issued in April 2014 as part of the agreement. Also included in interest expense for the year ended December 31, 2014 was $1,000,000 associated with agreeing to issue 666,667 shares of our common stock as part of being granted an extension of our senior secured note to May 12, 2014. We amortized the $1 million of cost as interest expense through the new maturity date of the note. In addition, during the year ended December 31, 2014, we recorded approximately $2.7 million of interest expense associated with the amortization of a beneficial conversion feature for $3.3 million of principal debt outstanding, of which $1.0 million is held by a director. Approximately $6.0 million of debt automatically converted upon the IPO in July 2014.

Mark-to-Market Warrant Expense

Mark-to-market warrant expense for the year ended December 31, 2015 was $2,319,058 compared to $570 for 2014. The liability associated with the outstanding warrants was adjusted to fair value at year end using the closing price of the stock as of that date (a significant input to the determination of fair value). The number of outstanding warrants with anti-dilutive protection was 15,033,980 at December 31, 2015 compared to 2,801,410 as of December 31, 2014.

Inducement to Convert Debt and Warrants

In 2014, we recognized $424,335 of expense related to warrants provided as an inducement to convert debt into common stock. There was no such expense in 2015.

Share Price / Conversion Adjustment

In connection with the offer and sale of the Series C Preferred, the Company issued 8,232,628 additional shares of the Company’s common stock former holders of the Company’s series A and B preferred stock (all of which has been converted to common stock), such that following the issuance of such shares, such holders now have received the same number of shares of the Company’s common stock in total as they would have received upon conversion of the series A and B preferred stock if the conversion price for the series A and B preferred stock had been the same as the initial conversion price under the Series C Preferred. The Company granted the recipients of these shares the same registration rights as are provided in Series C Preferred holders. As a result, the Company recognized expense totaling $3,704,683 during the year ended December 31, 2015.

Other Income

Other non-operating income for the year ended December 31, 2015 totaled $28,333 compared to $34,999 in 2014.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. The Company recognizes deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If we determine in the future that it is more likely than not that we will realize all or a portion of our deferred tax assets, we will adjust our valuation allowance in the period we make the determination. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At December 31, 2015 and 2014, we carried a valuation allowance of $9.4 million and $4.9 million, respectively, against our net deferred tax assets.

Provision for Income Taxes

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2015 and 2014, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition. At December 31, 2015 and December 31, 2014 we had approximately $44,000 and $112,000 in cash and cash equivalents. Our financial condition and prospects critically depend on our access to financing in order to continue funding operations. During the year ended December 31, 2015, the cash used in operating activities was approximately $7.4 million, a decrease of $2.7 million from the same period in the prior year. Much of our cost structure arises from personnel and related costs and therefore is not presently subject to significant variability. Prior to our July 2014 IPO, we had historically utilized borrowings from accredited investors, including affiliates, to fund our working capital needs. From our July IPO to December 31, 2015, we completed three convertible preferred stock offerings, with total net proceeds of $8.3 million.

In October 2015, the Company entered into a $10 million equity purchase agreement with Lincoln Park Capital, LLC (the “Purchase Agreement”). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase, up to $10.0 million in shares, as described below, of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which the Company filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The required registration statement was filed on October 30, 2015 and the final prospectus was filed on November 5, 2015. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day (a “Regular Purchase”), provided that at least one business day has passed since the most recent Regular Purchase, increasing to up to 200,000 shares, depending upon the closing sale price of the common stock. However, in no event shall a Regular Purchase be more than $500,000. The Company may also direct Lincoln Park at its sole discretion and subject to certain conditions, to purchase up to $100,000 worth of shares of common stock on any business day (an “Additional Purchase”), provided that at least six business days have passed since the most recent Additional Purchase was completed. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if the request is submitted on a Regular Purchase date and on that date the closing sale price of the common stock is not below $1.00. The Company may not sell shares of common stock to Lincoln Park under the Purchase Agreement at any time to the extent that the number of shares to be sold would result in the beneficial ownership by Lincoln Park and its affiliates exceeding 9.99% of the then outstanding shares of the common stock. As of April 12, 2016, the Company has utilized $272,755 of this $10 million equity purchase agreement.

Cash Flow

Operating Activities

Net cash used in operating activities for the year ended December 31, 2015 was approximately $7.4 million compared to approximately $10.1 million for the prior year. Our net loss in the year ended December 31, 2015 was approximately $18.3 million or approximately $2.5 million more when compared to the same period in 2014, although when adjusted for non-cash charges in our statement of operations, our cash flow used in operations before changes in working capital increased approximately $1.2 million comparing the two periods.

Our accounts receivable increased by approximately $389,000 in 2015, while decreasing approximately $15,000 in 2014. The significant increase in accounts receivable during 2015 was due to an overall increase in our revenues and billings in the fourth quarter of 2015 as compared to that in the fourth quarter of 2014. Changes in working capital included a decrease in deferred commissions during the year ended December 31, 2015 and 2014 of approximately $35,000 and $120,000, respectively. The decrease was due to; (1) a decrease in the commission rate which went from 25% in 2014 to 15% in 2015 and (2) a higher percentage of sales were made to “house accounts” where there are no commissions paid in 2015 as compared to 2014. Prepaid and other expenses decreased approximately $370,000 and $86,000 in 2015 and 2014, respectively, when compared to the same two periods in the prior year. The source of cash in prepaid and other expenses for the year ended 2015 was primarily as a result of an increase in capitalized leases for prepaid items such as software maintenance and technology licensed from third parties. The decrease for 2014 was the result of the amortization of prepaid licenses for our mobile RDC offering. Accounts payable balance increased during 2015 by approximately $444,000, compared to a decrease of approximately $271,000 when compared to the same period in the prior year. The primary reason for the increase in accounts payable in 2015 was a result of an increase in payables for various related operating costs incurred but unpaid at the end the end of 2015. The primary reason for the decrease in accounts payable during the year ended December 31, 2014 was due to a significant amount of payments made in July 2014 following the completion of our IPO for professional service fees incurred through this date. These services included completing the reverse merger, our annual audit, providing legal defense regarding a potential trademark infringement as well as costs associated with completing our IPO. Accrued expenses also increased during the twelve months ended December 31, 2015 and 2014 by approximately $19,000 and $13,000, respectively, primarily as a result of an increase in accruals for various related operating costs incurred but unpaid at the end of both periods presented. Accrued interest expense increased by approximately $289,000 in 2015 and decreased approximately $609,000 for 2014. The increase in accrued interest for 2015 was primarily due to an increase in accrued expense associated with the $5.0 million of principal balance outstanding on notes payable as of December 31, 2015. The decrease in accrued interest for the year ended December 31, 2014 was primarily due to the payoff of accrued interest owed to our senior debt lender, as well as additional debt converted or repaid following the IPO. Other changes in working capital included an increase in deferred revenue of approximately $190,000 and $247,000 for fiscal year 2015 and 2014, respectively. The increase in deferred revenue for 2015 was primarily due to the prepaid licenses for our mobile RDC offering, which totaled $424,000 at the end of 2015. The increase in deferred revenue during the in 2014 was due to receipt of implementations and prepaid transaction fees associated with new clients.

Investing Activities

Cash used in investing activities during 2015 and 2014 totaled approximately $135,000 and $2,198,000, respectively. Total equipment purchases for 2015 and 2014 totaled approximately $135,000 and $73,000, respectively, which were primarily part of hardware and software upgrades to our data centers where we host our SaaS cloud based platforms for our customers. We made a significant investment in our data centers during fiscal year 2012 and in order to accommodate the overall increase in transactions, we have procured an additional $0.6 million of computer equipment for our data center through a capital lease throughout 2015 (See Note 8 “Commitments and Contingencies”). Based on future growth, we may be required to make additional investments in our data centers. Additional cash used in investing activities for 2014 included $2.1 million related to the acquisition of Select Mobile Money.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2015 was approximately $7.5 million compared to approximately $12.3 million for the prior year.

Our borrowings on notes during 2015 were approximately $1.15 million and the funds from these notes were received from two of our directors and were primarily used for working capital purposes. During the 2015 we made approximately $198,000 in principal payments related to installment payments made against an outstanding note payable. We issued approximately $256,000 in common stock during 2015, which was comprised of approximately $273,000 in stock associated with the Purchase Agreement with Lincoln Park Equity Capital Fund, LLC, approximately $66,000 in stock as part of the employee stock purchase program partially offset by the equity issuing costs of approximately $83,000. During 2015, we received approximately $1.3 million related to the exercise of warrants for 2,848,617 shares of common stock.

During 2015, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $0.329 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15 (since adjusted to $0.329 per share). Net proceeds to the Company after offering costs were approximately $2.2 million, including the cancellation of $250,000 in debt held by Michael J. Hanson, one of the Company’s directors.

Also during 2015, the Company issued an aggregate of 44,030 shares of Series C Convertible Preferred Stock at $100.00 per share and issued five-year warrants to purchase an aggregate of 10,057,119 shares of its common stock at a per-share price of $0.4816 (since adjusted to $0.329 per share) in a private placement. Total (cash and non-cash) gross proceeds to the Company were approximately $4.4 million. Gross proceeds to the Company in the form of cash were approximately $3.0 million.

During 2015, we made principal payments on capital leases totaling approximately $204,000, borrowed approximately $113,000 on the bank line of credit while making principal payments against this loan totaling approximately $105,000.

During the year ended December 31, 2014, we repaid $1.6 million of principal owed under our senior secured financing arrangement and $300,000 owed under the secured convertible notes outstanding. The remaining borrowings were used to fund our operations in 2014. We also repaid $1.5 million of principal owed to a director for the loan associated with our acquisition of DeviceFidelity’s Select Mobile Money, along with $0.5 million of principal short-term debt owed to the same director. We also repaid approximately $0.9 million of principal owed for various short-term notes in July 2014. In addition, in March 2014, we repaid the entire outstanding installment note balance of $137,383 owed to Central Bank and the bank issued a new note for a total of $330,020. During the year ended December 31, 2014, we made additional principal payments against this loan totaling $215,160 compared to $91,537 during the prior year. We also paid debt issuance fees totaling $88,098 during the year ended December 31, 2014. During fiscal year 2014, we issued shares of common stock and received net proceeds of $5,576,210 and $1,197,550. Proceeds from these debt and equity financings were used to fund cash used in operating activities as well as repay certain debt. Also during fiscal 2014, we issued a total of 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share (since adjusted to $1.15 and converted to common stock in February 2015), and issued five-year warrants to purchase 2,229,702 shares of our common stock at a per-share price of $2.00 (since adjusted to $0.329). The net proceeds received from this offering net of issuance costs totaled approximately $3.0 million.

Debt and Capital Resources

Since inception in February 2010, we have raised capital to support operating losses incurred in development of our product and service capability infrastructure, the marketing expenses to increase our client base and the general and administrative functions to support our planned growth. Our net losses from inception through December 31, 2015 of $69.3 million have been funded primarily through the issuance of equity, debt, and warrants.

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

The holder of our series subordinated note referred to in Note 6 of our consolidated financial statements has commenced an action against us to collect alleged amounts due and owing under the note. The holder of the note alleges we are in default. We dispute the allegations of the note holder and intend to vigorously defend the claim. However, the alleged default could subject the Company to claims of default or cross default by our other lenders. At this time no other lender has asserted such a claim.

OFF BALANCE SHEET ARRANGEMENTS

We had no material off balance sheet arrangements, as defined by the SEC, as of December 31, 2015 or 2014.

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

These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include statements about:

●	our estimates of future expenses, revenue and profitability and ability to continue operations;

●	trends affecting our financial condition and results of operations;

●	our ability to obtain customer orders;

●	the availability and terms of additional capital;

●	our ability to develop new products;

●	our dependence on key suppliers, manufacturers and strategic partners;

●	industry trends and the competitive environment;

●	the impact of losing one or more senior executive or failing to attract additional key personnel; and

●	other factors referenced in this report, including those set forth under the caption “RISK FACTORS.”

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

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to respond to this item.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Consolidated Financial Statements on Page F-1.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective as of December 31, 2015.

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

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this evaluation, management used the framework and criteria set forth in the report entitled Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Consistent with the results of management’s review and inquiry, management did not identified material weaknesses in the Company’s ability to appropriately account for complex or non-routine transactions and identified several significant deficiencies, including proper review and approval of corporate credit cards, segregation of duties and also initiating, authorizing and recording general journal entries.

As a result, management has concluded that our internal control over financial reporting was effective at December 31, 2015 based on the guidelines established in Internal Control—Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

The Company made changes to its internal control over financial reporting during the fourth quarter of 2015 to improve its effectiveness. The changes included the implementation of proper review and approval on corporate credit cards by authorized persons along with proper authorization and recording of journal entries. We continually evaluate our segregation of duties, given the limited number of employees, to improve the internal control over financial reporting.

This Annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this Annual report.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10 DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT

The table below sets forth the name, age and position of each of our current directors and executive officers.

Name	Age	Positions
Jeffrey C. Mack	62	Chief Executive Officer, President and Director (Chairman)
Bruce Whitmore	53	Executive Vice President and Chief Information Officer
Lawrence C. Blaney	58	Executive Vice President of Sales
Bryan D. Meier	54	Executive Vice President and Chief Financial Officer
Darin P. McAreavey	47	Director
Michael J. Hanson	57	Director
James L. Davis	71	Director
Rod Jardine	45	Director

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

Bryan D.Meier is Executive Vice President and Chief Financial officer for Cachet Financial Solutions. He oversees corporate finance, accounting, investor relations, contract management and reporting for Cachet. He also works with Cachet’s executive team to identify opportunities to drive corporate value and long-term financial success. Mr. Meier has more than 25 years of experience in numerous CFO positions from startups to $4 billion corporations. Since 2014 to present, Mr. Meier was CFO for Recovery Technology Solutions, Inc. From 2013 to 2014 Mr. Meier was CFO at TT Electronics PLC. Mr. Meier was Vice President and CFO of Phoenix Solar, Inc. from 2010 to 2012 in San Francisco.

Darin P. McAreavey served as our Chief Financial Officer and Executive Vice President from April 2014 to February 2016. He became a board director in February 2016 and is chair of the Audit Committee. Prior to that, Mr. McAreavey served as the Senior Vice President and Chief Financial Officer at Wireless Ronin Technologies, Inc. since March 2009. Prior to working for Wireless Ronin, Mr. McAreavey served as Chief Financial Officer for Xiotech Corporation from September 2007 to March 2009. From February 2007 to September 2007, Mr. McAreavey worked for Global Capacity Group as its Chief Financial Officer. In addition, Mr. McAreavey worked for Stellent, Inc. as the Chief Financial Officer, Executive Vice President and Treasurer from May 2006 to February 2007 and as the Corporate Controller from September 2004 to May 2006. Mr. McAreavey held several management level finance positions, including Director of Finance, at Computer Network Technology from August 1995 to September 2004. From November 1993 to August 1995, Mr. McAreavey was a Supervising Senior for KPMG LLP. Mr. McAreavey began his professional career as a Senior Accountant at Eide Helmeke & Co. from July 1991 to November 1993 and earned a Master of Business Administration degree in 1998 from the University of Saint Thomas.

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

Rod Jardine is a director of our Company. He is currently President of Agile CxO, Inc., an IT management company that helps companies align their IT roadmaps and architecture to business strategy. Prior to Agile CxO, Jardine was CIO at TMG Health. Previously, he held executive leadership roles at UnitedHealth Group (UHG), where he led the development of myCustomHealth, a highly successful private Medicare exchange for retirees. Jardine was also responsible for UHG’s health services web/consumer engagement strategy and was the chief architect for its $10 billion health services division, OptumHeath, where he guided the development and implementation of the division’s IT enterprise systems. Mr. Jardine became a director of our Company on February 12, 2015.

Under our corporate bylaws, all of our directors serve until their successors are elected and qualified for terms expiring upon the next annual meeting of our shareholders.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Mr. Mack, the Board of Directors considered his significant experience, expertise and background with regard to the Company’s business and his prior experience as a chief executive for other business enterprises. With regard to Mr. Davis, the Board of Directors considered his background and experience as an investor in many different businesses, together with his prior experience serving on the boards of public companies. With regard to Mr. Hanson, the Board of Directors considered his extensive experience with the business of the Company since its inception. With regard to Mr. Jardine, the Board of Directors considered his extensive knowledge and experience in helping very large enterprises leverage technology in order to drive organic growth. Finally, with respect to Mr. McAreavey the Board of Directors considered his extensive experience with the business of the Company.

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

Our Board of Directors authorized the formation of Board Committees on November 19, 2015. In the past, deliberations and decisions about the executive compensation of executives have been undertaken by the full Board of Directors of Cachet Financial Solutions (Minnesota) except in circumstances where the compensation of a particular executive poses a direct conflict of interest (e.g., compensation deliberations and decisions respecting our Chief Executive Officer and Chairman). If the Company had its shares listed for trading on the Nasdaq Stock Market, the composition of its Board of Directors would not currently meet the Nasdaq requirement that a majority of its directors be independent, and would not have met such requirement at any time during fiscal 2014 or 2015.

The following table shows the current membership of the committees and identifies our independent directors:

			Corporate				Independent
Name	Audit		Governance		Executive		Directors
Jeffrey C. Mack	X		X		X	*
Darin P. McAreavey	X	*
Michael J. Hanson	X		X		X
James L. Davis	X		X		X
Rod Jardine	X		X	*	X		X

* Denotes committee chairperson.

AUDIT COMMITTEE FINANCIAL EXPERT

Darin McAreavey qualifies as an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act. The Company does not consider Mr. McAreavey to be an independent director.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

During the past ten years, no executive officer or director of the Company has been:

●	involved in any petition under the federal bankruptcy laws or any state insolvency law that was filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years, or any corporation or business association of which he was an executive officer at or within two years within the date of this report;

●	convicted in a criminal proceeding or a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities: (1) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity; (2) engaging in any type of business practice; or (3) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

●	the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in clause (1) in the bullet point paragraph immediately above, or to be associated with persons engaged in any such activity;

●	found by a court of competent jurisdiction in a civil action or by the SEC to have violated any federal or state securities law, and the judgment in such civil action or finding by the SEC has not been subsequently reversed, suspended, or vacated;

●	found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

●	the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (1) any federal or state securities or commodities law or regulation; or (2) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or (3) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

CODE OF ETHICS

We have adopted a Code of Ethics that governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our financial statements. Our Code of Ethics was adopted effective as of February 12, 2014, and a copy is filed as an exhibit to this report.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company or publicly filed by its officers and directors and others, the Company believes that all such filings were filed on a timely basis for fiscal year 2015.

ITEM 11 EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Our employment arrangements with our named executives are described under “EXECUTIVE COMPENSATION – EMPLOYMENT AND CHANGE-IN –CONTROL AGREEMENTS.” In addition, during 2015, our Board of Directors approved the extension of certain options for our executive officers as set forth under “EXECUTIVE COMPENSATION – OUTSTANDING EQUITY AWARDS AT YEAR END.”

The following table sets forth the cash and non-cash compensation awarded to or earned by our principal executive officer and our three executive officers serving at the end of the last completed fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

		Salary	Bonus	Option Awards		Other Annual Compensation
Name/Title	Year	$	$	$(1)		$		Total
Jeffrey C. Mack
Chairman of the Board of Directors	2015	290,000	20,000	125,376	(2)	17,836	(3)	$453,212
and Chief Executive Officer	2014	262,917	-	75,634	(4)	13,200	(5)	$351,751
	2013	240,000	8,000	163,547	(6)	13,100	(5)	$424,647

Bruce Whitmore
Chief Information Officer	2015	196,108	-	46,803	(7)	-		$242,911
and Executive Vice President	2014	-	-	-		-		-
	2013	-	-	-		-		-

Lawrence C. Blaney
Executive Vice President	2015	220,000	-	35,589	(8)	7,800	(5)	$263,389
of Sales & Marketing	2014	188,750	-	28,146	(9)	7,800	(5)	$224,696
	2013	175,000	-	62,929	(10)	7,800	(5)	$245,729

Darin P. McAreavey (11)
Former Chief Financial Officer	2015	230,000	-	39,180	(12)	5,250	(5)	$274,430
and Executive Vice President	2014	163,449	-	124,954	(13)	-		$288,403
	2013	-	-	-		-		-

(1)	The amounts in this column represent the aggregate grant date fair value with respect to stock options granted in the years indicated, including the incremental grant date fair value of any stock options repriced during the years indicated. The fair value was calculated in accordance with stock-based accounting rules (ASC 718). The assumptions used to determine the fair values are described in Note 13 of the financial statements included in this Form 10K for the year ended December 31, 2015.

(2)	Includes the aggregate grant date fair value of $125,376 with respect to stock options granted to Mr. Mack.

(3)	Amount represents car allowance $6,600, Vehicle lease $8,563 and life insurance $2,673.

(4)	Includes the aggregate grant date fair value of $60,403 with respect to stock options granted to Mr. Mack, and the incremental grant date fair value of $15,232 with respect to stock options that were repriced.

(5)	Amount represents car allowance.

(6)	Includes the aggregate grant date fair value of $101,806 with respect to stock options granted to Mr. Mack, and the incremental grant date fair value of $61,741 with respect to stock options that were repriced.

(7)	Includes the aggregate grant date fair value of $46,803 with respect to stock options granted to Mr. Whitmore.

(8)	Includes the aggregate grant date fair value of $35,589 with respect to stock options granted to Mr. Blaney.

(9)	Includes the aggregate grant date fair value of $23,475 with respect to stock options granted to Mr. Blaney, and the incremental grant date fair value of $4,671 with respect to stock options that were repriced.

(10)	Includes the aggregate grant date fair value of $52,034 with respect to stock options granted to Mr. Blaney, and the incremental grant date fair value of $10,895 with respect to stock options that were repriced.

(11)	Mr. McAreavey became our Executive Vice President and Chief Financial Officer effective April 3, 2014. He resigned his positions as Chief Financial Officer and Executive Vice President effective as of February 7, 2016.

(12)	Includes the aggregate grant date fair value of $39,080 with respect to stock options granted to Mr. McAreavey.

(13)	Includes the aggregate grant date fair value of $111,025 with respect to stock options granted to Mr. McAreavey, and the incremental grant date fair value of $13,929 with respect to stock options that were repriced.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

At December 31, 2015, we had outstanding equity awards as follows:

				Equity
				Incentive Plan
	Number of	Number of		Awards:
	securities	securities		number of
	underlying	underlying		securities
	unexercised	unexercised		underlying
	options	options		unexercised and	Option	Option
Name	(exercisable)	(unexercisable)		unearned options	exercise price	expiration date
Jeffrey C. Mack	75,000				$1.50	5/16/2020
	31,250				$4.00	2/10/2020
	112,500				$1.50	2/20/2018
	572,500				$1.50	12/15/2019
	160,000	320,000	(1)		$0.83	9/24/2020

Bruce Whitmore (2)	58,328	116,672	(3)		$1.50	1/5/2020
	25,000	50,000	(4)		$0.83	9/24/2020

Lawrence C. Blaney	8,750				$4.00	11/10/2020
	18,750				$4.00	1/6/2020
	57,500				$1.50	2/20/2018
	222,500				$1.50	12/15/2019
	45,412	90,838	(5)		$0.83	9/24/2020

Darin P. McAreavey (6)	73,332	36,668	(6)		$1.50	4/3/2019
	170,000				$1.50	12/15/2019
	50,000	100,000	(6)		$0.83	9/24/2020

(1)	Options vest to the extent of 160,000 shares on September 24, 2016 and the remaining 160,000 shares on September 24, 2017.

(2)	Mr. Whitmore became our Executive Vice President and Chief Information Officer effective January 5, 2015.

(3)	Options vest to the extent of 58,336 shares on January 5, 2016 and the remaining 58,336 shares on January 5, 2017.

(4)	Options vest to the extent of 25,000 shares on September 24, 2016 and the remaining 25,000 shares on September 24, 2017.

(5)	Options vest to the extent of 45,419 shares on September 24, 2016 and the remaining 45,419 shares on September 24, 2017.

(6)	Mr. McAreavey resigned his position as Chief Financial Officer and Executive Vice President effective as of February 7, 2016. His unvested options were forfeited upon termination. His vested options expire May 7, 2016.

In September 24, 2015, the Board of Directors approved the extension of the expiration date of certain stock options granted in 2010 and 2011 to the year 2020:

Executives:	Number of Options Extended	Option exercise price	Original Grant Date	Original Expiration Date	Amended Expiration Date
Jeffrey C. Mack	31,250	$4.00	2/10/2011	2/10/2016	2/10/2020
	75,000	$1.50	5/16/2011	5/16/2016	5/16/2020

Lawrence C. Blaney	8,750	$4.00	11/10/2010	11/10/2015	11/10/2020
	18,750	$4.00	1/6/2011	1/6/2016	1/6/2020

EMPLOYMENT AND CHANGE-IN-CONTROL AGREEMENTS

Executive Employment Agreements

We employ Jeffrey C. Mack, our President and Chief Executive Officer, at an annual base salary of $305,000 effective January 1, 2016 and will increase to $335,000 effective June 1, 2016. We employ Bruce Whitmore, our Executive Vice President and Chief Information Officer, Lawrence C. Blaney, our Executive Vice President of Sales and Bryan D. Meier, our Executive Vice President and Chief Financial Officer at annual base salaries of $220,000, $220,000 and $230,000 each, respectively, effective January 1, 2016 or for Bryan C. Meier, the effective hire date of March 1, 2016.

We have employment agreements with all of the above-named executives except Mr. Meier. Each employment agreement was entered into on February 28, 2013 (except for Mr. Whitmore’s employment agreement which was entered into on January 5, 2015 and has a one-year term that renews automatically unless either party provides the other with at least 60 days prior written notice.) At the discretion of the Board of Directors, the base salary of each executive may be increased, but not decreased. Each employment agreement provides the executive with the right to participate in our benefit plans, policies and programs as those plans, policies and programs are made available to our similarly situated executives. In addition, each employment agreement provides the executive with 22 business days of vacation/paid time off per year.

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

New Chief Financial Officer

On February 19, 2016, Cachet appointed Bryan D. Meier to serve as Cachet’s Chief Financial Officer and Executive Vice President. Mr. Meier’s employment with Cachet commenced according to the terms of an employment offer letter effective on March 1, 2016. Mr. Meier receives an annualized base salary of $230,000, in accordance with Cachet’s standard payroll practices, and is eligible for performance-based cash bonuses at the discretion of Cachet’s Board of Directors and its compensation committee. In addition, Mr. Meier was been offered Cachet’s standard employee benefits for health, dental, life and disability insurance. Cachet granted to Mr. Meier a stock option for the purchase of up to 250,000 shares at a price of $0.385 per share under Cachet’s current stock incentive plan. A total of 83,333 shares purchasable under the option vested immediately on March 4, 2016, with 83,333 shares will vest on March 4, 2017 and the remaining 83,334 shares will vest on March 4, 2018, so long as Mr. Meier remains an employee of Cachet.

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

Compensation of our directors during 2015 appears in the following table.

Fees Earned
	or Paid in	Option
Name	Cash ($)	Awards ($)		Total ($)
Jeffrey C. Mack (1)	$-	$-		$-
James L. Davis	$-	$-		$-
Michael J. Hanson	$-	$-		$-
Rod Jardine	$-	$21,960	(2)	$21,960
Terril H. Peterson (3)	$-	$6,876	(3)	$6,876

(1)	For information relative to Mr. Mack, please refer to the “Outstanding Equity Awards at Fiscal Year End 2015” table above.

(2)	On February 12, 2015, Cachet issued options to Mr. Jardine for the purchase of 120,000 shares at a purchase price of $1.00 per share. Of these options, 40,000 vested immediately and the remaining 80,000 vest equally on February 12, 2016 and February 12, 2017, such options expire five years from the date of grant.

(3)	On January 21, 2015, Mr. Peterson resigned from our Board of Directors. Cachet issued options to Mr. Peterson for the purchase of 40,000 shares at a purchase price of $1.15 per share. These options vested immediately and expire one year and three months from the date of grant.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

As of the close of business on April 12, 2016, we had outstanding 41,626,842 shares of common stock. Each share of common stock is currently entitled to one vote on all matters put to a vote of our shareholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of April 12, 2016, by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;

●	each of our current directors;

●	each of our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above; and

●	all our current executive officers and directors as a group.

Shares beneficially owned and percentage ownership before this offering is based on 41,626,842 shares of common stock outstanding as of April 12, 2016.

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

			Percentage of
	Number of Shares		Common Shares Beneficially
Name and Address	Beneficially Owned (1)		Owned (1)
Jeffrey C. Mack	1,145,097	(2)	2.7%
Bruce Whitmore	199,657	(3)	* %
Lawrence C. Blaney	595,311	(4)	1.4%
Bryan D. Meier	83,333	(5)	* %
Darin P. McAreavey	399,983	(6)	* %
Michael J. Hanson	10,757,743	(7)	21.8%
James L. Davis	13,737,884	(8)	26.5%
Rod Jardine	181,948	(9)	* %
Trooien Capital, LLC	3,954,413	(10)	8.9%
Scarsdale Equities LLC	6,251,746	(11)	15.0%
Tiburon Opportunity Fund LP	6,201,072	(12)	14.1%
Jon D & Linda W Gruber Trust	7,580,111	(13)	16.7%
Kitano Capital, LLC	12,798,288	(14)	27.4%
Michaelson Capital Special Finance Fund LP	3,305,320	(15)	7.5%
All current executive officers and directors as a group	27,100,956	(16)	43.8%

* less than one percent

(1)	The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the SEC and accordingly, may include securities owned by or for, among others, the spouse, children or certain other relatives of such person, as well as other securities over which the person has or shares voting or investment power or securities which the person has the right to acquire within 60 days.

(2)	Includes 1,067,897 common shares purchasable upon the exercise of outstanding options.

(3)	Includes 191,657 common shares purchasable upon the exercise of outstanding options.

(4)	Includes 352,912 common shares purchasable upon the exercise of outstanding options, 71,525 common shares purchasable upon exercise of outstanding warrants and 96,575 common shares issuable upon conversion of preferred stock.

(5)	Includes 83,333 common shares purchasable upon the exercise of outstanding options.

(6)	Includes 399,983 common shares purchasable upon the exercise of outstanding options.

(7)	Includes 40,000 common shares purchasable upon the exercise of outstanding options and 4,993,280 common shares purchasable upon exercise of outstanding warrants and 2,736,305 common shares issuable upon conversion of preferred stock.

(8)	Includes 40,000 common shares purchasable upon the exercise of options, 6,512,384 common shares purchasable upon exercise of outstanding warrants, 3,573,294 common shares issuable upon conversion of preferred stock, 125,975 common shares owned by Mr. Davis’ self-directed retirement account plan, as well as 27,060 common shares held by Mr. Davis’ wife (either personally or through her individual retirement account), beneficial ownership of which Mr. Davis disclaims.

(9)	Includes 80,000 common shares purchasable upon the exercise of outstanding options.

(10)	Includes 1,752,958 common shares purchasable upon exercise of outstanding warrants and 965,754 common shares issuable upon conversion of preferred stock.

(11)	As set forth in the Schedule 13G filed on September 16, 2015 by Scarsdale Equities LLC, Wade Black, COO, a broker-dealer and investment adviser. The address of this shareholder is 10 Rockefeller Plaza, Suite 720, New York, NY 10020.

(12)	As set forth in the Schedule 13D/A filed on March 15, 2016 by Tiburon Opportunity Fund, L.P., Bortel Investment Management LLC, Peter Bortel, a broker-dealer and investment adviser. The address of this shareholder is 13313 Point Richmond Beach Road NW, Gig Harbor, WA 98332. The ownership percentage set forth herein does not give effect to certain provisions of (i) warrants to purchase 841,331 shares of common stock and (ii) our convertible preferred stock (2,500 shares of which are owned by the named person), that limit the exercise of the warrants and conversion of the stock if the holder would beneficially own more than 4.99% (and in certain circumstances more than 9.99%) following such exercise or conversion.

(13)	Includes 2,072,621 common shares purchasable upon exercise of outstanding warrants and 1,609,590 common shares issuable upon conversion of preferred stock. The address of this shareholder is 234 Van Ness, Ste 5, San Francisco, CA 94133.

(14)	Kitano Capital LLC is an investment management company. Investments under its management include 3,469,097 common shares purchasable upon exercise of outstanding warrants and 1,609,590 common shares issuable upon conversion of preferred stock. The address of this shareholder is 2711 North Haskell, Suite 1650, Dallas TX 75204.

(15)	Includes 2,638,653 common shares purchasable upon exercise of outstanding warrants. The address of this shareholder is 509 Madison Avenue, Suite 2210, New York, NY 10022-5501.

(16)	Includes Messrs. Mack, Whitmore, Blaney, Meier, McAreavey, Hanson, Davis and Jardine. Also includes securities held by Mr. Davis’ wife, as described in note (8) above.

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

In January through March 31, 2014, we borrowed $425,000 from Mr. Hanson, $375,000 from Mr. Davis, and $15,000 from director Terril H. Peterson, in exchange for promissory notes. These notes were due in 2015 and accrued interest at rates of 8% or 10% per annum.

In January 2014, we issued warrants to purchase common stock equal to 25% of the principal amounts in connection with certain short-term promissory notes. In these transactions, warrants for the purchase of up to 718,750 shares of our common stock were issued two directors, Michael J. Hanson and James L. Davis.

In March 2014, we borrowed $1,500,000 from Michael J. Hanson to fund our acquisition of Select Mobile Money from DeviceFidelity. The note had an interest rate equal to 24%, payable monthly commencing April 2014. Since we failed to pay the accrued interest on the note due April 2014, the interest rate increased to 48% in April 2014 and continued to accrue at this rate until the note and all accrued interest was repaid in full in July 2014. The principal and any unpaid accrued interest became due on May 15, 2014. In addition, we agreed to issue common stock as consideration for the note equal to 12.5% of the principal amount or $187,500, which equaled 78,125 shares using the required share price of $2.40. Because we failed to pay the accrued interest due April 2014, we owed additional common stock equal to 3.125% of the outstanding principal amount or $46,875, which equaled 19,531 shares on each successive 5th business day for as long as any portion of the principal amount of the loan was outstanding. We issued a total of 382,809 shares of common stock in connection with this note and repaid the note in full for a total of $1,731,781 of principal and accrued interest in July 2014.

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

On June 24, 2014, we entered into a letter agreement with Mr. James L. Davis and Michael J. Hanson pursuant to which Mr. Davis agreed to convert $929,052 in principal amount of debt and related interest owed to him, and Mr. Hanson agreed to convert $500,000 in principal amount of debt owed to him, upon the consummation of the IPO. In the case of Mr. Davis, the debt and interest he agreed to convert pursuant to the letter agreement was not previously convertible by its terms. In the case of Mr. Hanson, the $500,000 in principal amount was previously convertible by its terms (in connection with a Revolving Line of Credit Note we entered into with him on May 7, 2014), but at his sole option. Conversions were to be effected on the same terms as those provided in the Conversion Agreement dated June 18, 2014 (see paragraph above). The letter agreement also memorialized our agreement with Mr. Hanson to extend the maturity date under that Revolving Line of Credit Note until such time as we conclude a subsequent financing (excluding this offering) in which we raise gross proceeds aggregating to at least $10 million or July 31, 2015, whichever is earlier.

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

On July 30, 2014, the Company entered into a financing commitment letter with Messrs. Hanson and Davis to lend the Company up to $2.5 million, bearing interest at 10%, and due January 31, 2015. The terms provided if any portion of the notes issuable under the commitment letter were outstanding beyond January 31, 2015, the default interest rate would be adjusted to 18%.

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

On June 3, 2015, in connection with the private placement of Series C Convertible Preferred Stock and warrants Michael J. Hanson, James L. Davis, and Lawrence C. Blaney entered into a Securities Purchase Agreement with the Company pursuant to which they purchased shares of Series C Convertible Preferred Stock at $100.00 per share in the amounts of 1,980, 2,100 and 300 shares, respectively, together with five-year warrants to purchase 452,261, 479,672 and 68,525 shares of common stock, respectively. The Company received $950,000 in the form of promissory notes provided by Michael J. Hanson, James L. Davis, and Davis & Associates, Inc., a company founded by Mr. Davis, and issued shares of Series C Convertible Preferred Stock at $100.00 per share in the amounts of 3,500, 3,500 and 2,500 shares, respectively, together with five-year warrants to purchase 799,452, 799,452 and 571,038 shares of common stock, respectively. Davis & Associates, Inc.’s 401(k) Profit Sharing Plan purchased shares of Series C Convertible Preferred Stock at $100.00 per share in the amounts of 1,000 shares, together with five-year warrants to purchase 228,415 shares. The Company issued 2,000 and 3,020 shares of the Series C Preferred to James L. Davis and Michael J. Hanson, respectively, together with five-year warrants to purchase 456,830 and 689,814 shares of common stock, respectively, in exchange for the cancellation of Company debt in the amount of $200,000 and $302,000 held by them. The Company also approved the amendment of a warrant to purchase common stock issued to James L. Davis on February 3, 2015, to provide for the same modifications made to the warrants held by former holders of the Company’s series A and B preferred stock. The $950,000 of promissory notes were paid in full by the end of third quarter 2015.

On October 6, 2015, the Company entered into an Equity Exchange Agreement with Michael J. Hanson to exchange 382,809 shares of common stock previously issued to Hanson for a five-year, fully vested, warrant to purchase 756,618 shares of common stock at an exercise price of $1.25 per share.

On October 23, 2015, the Company entered into an addendum to the financing commitment letter under which Mr. Hanson agreed to an additional advancement of $250,000. As of December 31, 2015, the total principal and accrued interest amount outstanding to Mr. Hanson related to advances under the commitment letter equaled $598,000 and $54,857, respectively.

In December 2015, we borrowed $150,000 for working capital purposes from Michael J. Hanson and issued a promissory note bearing interest at the per annum rate of 10%. The maturity date of the note is June 30, 2016.

In February 2016, the Company entered into an addendum to the financing commitment letter dated July 30, 2014 to extend the maturity date to January 31, 2017 and maintain the interest rate at 10%. Cachet also agreed to make interest only payments on June 30, September 30 and December 31, 2016. The interest only payments are for interest accrued on the principal balance from February 1, 2016 to the date of payment. The outstanding principal and accrued interest balance is due in full on January 31, 2017. In addition, the Company entered into an addendum to the line of credit agreement dated as of May 7, 2014 with Mr. Hanson, where Mr. Hanson agreed to extend the maturity date for the repayment of principal outstanding of $1,000,000 from January 31, 2016 to January 31, 2017. Cachet also agreed to make interest only payments on June 30, September 30 and December 31, 2016. The interest only payments are for interest accrued on the principal balance from February 1, 2016 to the date of payment. The outstanding principal and accrued interest balance is due in full on January 31, 2017.

In February 2016, the Company entered into a thirty-day note payable with James L. Davis for $150,000 and Michael J. Hanson for $75,000. Under the note agreements, in lieu of interest, the Company agreed to issue five-year cashless warrants to purchase 250,000 and 125,000 shares of common stock at $0.329 per share to Messrs. Davis and Hanson, respectively. Additionally, for each 30 days the principal amount is outstanding, the Company will issue the note holders an additional 250,000 and 125,000 warrants, respectively, with the same terms as described above. On March 29, 2016, both notes were amended to change the due dates of the principal amounts owed to January 11 and January 31, 2017, under Messrs. Hanson’s and Davis’ notes, respectively. Messrs. Davis and Hanson will continue to earn the warrants on a 30-day basis until the principal is repaid.

Between September 2014 and February 2015, in connection with the Company’s Series A and B Convertible Preferred Stock offerings, entities controlled by Kitano Capital, LLC invested $2,415,000 which subsequently converted to 2,141,155 shares of common stock at a share price of $1.15 per share, including 41,155 shares as payment-in-kind for dividends on the preferred stock, and five-year warrants to purchase 1,711,449 shares of common stock, Jon D and Linda W Gruber Trust invested $500,250 which subsequently converted to 435,953 shares of common stock at a share price of $1.15 per share, including 953 shares as payment-in-kind for dividends on the preferred stock prior to conversion, and five-year warrants to purchase 435,000 shares of common stock, and Tiburon Opportunity Fund LP invested $900,004 which subsequently converted to 800,185 shares of common stock at a share price of $1.15 per share, including 17,573 shares as payment-in-kind for dividends on the preferred stock, and five-year warrants to purchase 620,293 shares of common stock.

On June 3, 2015, in connection with the private placement of Series C Convertible Preferred stock and warrants, FLMM Limited, a company controlled by Kitano Capital, LLC, and the Jon D and Linda W Gruber Trust each purchased 5,000 shares of Series C Convertible Preferred Stock at $100.00 per share together with five-year warrants to purchase 1,142,075 shares of common stock, respectively, Gerald Trooien, owner of Trooien Capital, LLC purchased 3,000 shares of Series C Convertible Preferred Stock at $100.00 per share together with five-year warrants to purchase 685,245 shares of common stock, and Tiburon Opportunity Fund LP purchased 2,500 shares of Series C Convertible Preferred Stock at $100.00 per share together with five-year warrants to purchase 571,038 shares of common stock.

In connection with the offer and sales of the Series C Preferred Stock, the Company issued additional shares of Company’s common stock to former holders of the Company’s Series A and B Preferred Stock (all of which has been converted to common stock), such that following the issuance of such shares, such holders received the same number of shares of the Company’s common stock in total as they would have received upon conversion of the Series A and B Preferred Stock if the conversion price for the Series A and B Preferred Stock had been the same as the initial conversion price under the Series C Preferred Stock. The Company granted the recipients of these shares the same registration rights as are provided in Series C Preferred Stock holders. Entities under the control of Kitano Capital, LLC received 3,483,168 shares of common stock under this agreement, the Jon D and Linda W Gruber Trust received 709,197 shares of common stock and Tiburon Opportunity Fund LP received 1,301,717 shares of common stock.

From October through December 2015, the Company completed the sale of shares of its common stock, pursuant to warrant exercise to certain investors including affiliates of the Company. Entities controlled by Kitano Capital, LLC exercised warrants for 970,000 shares of common stock for proceeds of approximately $384,000. The Jon D and Linda W Gruber Trust exercised warrants for 835,000 shares of common stock for proceeds of approximately $402,000. Tiburon Opportunity Fund LP exercised warrants for 350,000 shares of common stock for proceeds of approximately $169,000. Lawrence C. Blaney exercised warrants for 30,000 shares of common stock for proceeds of approximately $14,000. As consideration for the warrant being exercised on a cash basis, the Company agreed to issue five-year replacement warrants, covering 110% of the number of shares purchased upon exercise of the existing warrants. Warrants for the purchase of 467,500 shares of common stock issued to entities controlled by Kitano Capital, LLC were repriced from $0.4816 per share to $0.329 per share on December 24, 2015.

On November 25, 2015, the Company issued Tiburon Opportunity Fund LP a five-year warrant to purchase 168,117 shares of common stock at $0.4816 per share, with a fair value of approximately $30,000, in consideration for providing the Company sales referrals to various banks and credit unions.

From January 2016 through the date hereof, the Company completed the sales of shares of its common stock, pursuant to warrant exercises to certain investors including affiliates of the Company. Entities controlled by Kitano Capital, LLC exercised warrants for 456,000 shares of common stock for proceeds of approximately $150,000. The Jon D and Linda W Gruber Trust exercised warrants for 742,075 shares of common stock for proceeds of approximately $244,000. Tiburon Opportunity Fund LP exercised warrants for 453,117 shares of common stock for proceeds of approximately $149,000. As consideration for the warrant being exercised on a cash basis, the Company agreed to issue five-year replacement warrants, covering 110% of the number of shares purchased upon exercise of the existing warrants. Warrants for the purchase of 553,117 shares of common stock issued to Tiburon Opportunity Fund LP were repriced from $0.4816 per share to $0.329 per share on January 5, 2016.

On January 29, 2016, the Company entered into a thirty-day note payable with Tiburon Opportunity Fund LP for $150,000. In lieu of interest, the Company agreed to issue a five-year cashless warrant to purchase 250,000 shares of common stock at $0.329 per share. If the Company failed to repay the note on the due date, and for every thirty days beyond the due date the note is outstanding, the Company agreed to provide additional five-year cashless warrants to purchase 250,000 shares of common stock at $0.329 per share at the end of each 30-day period. The Company issued Tiburon Opportunity Fund LP warrants to 250,000 shares of common stock on January 29, 2016 and additionally on February 28, 2016. On March 7, 2016, Tiburon Opportunity Fund LP exercised the warrants for 500,000 shares of common stock for proceeds of $164,500. The Company repaid the note on March 7, 2016. As consideration for the warrant being exercised on a cash basis, the Company agreed to issue a five-year replacement warrant for the purchase of 250,000 shares of common stock.

From February 25, 2016 through the date hereof, the Company has sold shares of common stock in a private placement to accredited investors, including affiliates of the Company, at a price of $0.37 per share together with five-year warrants to purchase shares of common stock with an exercise price of $0.46 per share. FLMM Limited invested $350,000 for 945,946 shares of common stock together with warrants to purchase 472,973 of common stock. The Jon D and Linda W Gruber Trust invested $250,000 for 675,676 shares of common stock together with warrants to purchase 337,838 shares of common stock.

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

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees we were billed for audit and non-audit services provided by Lurie, LLP for fiscal years 2015 and 2014.

	2015	2014
Audit Fees	$125,275	$112,120
Audit-Related Fees	45,500	110,180
Tax Fees	13,250	12,700
All Other Fees	66,450	73,390
Total	$250,475	$308,390

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

Approval Policy. Our Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2015 and 2014 were pre-approved by the board.

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

Cachet Financial Solutions, Inc.

/s/ Jeffrey C. Mack	4/14/16
Jeffrey C. Mack
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey C. Mack	4/14/16	/s/ James L. Davis	4/14/16
Jeffrey C. Mack, Director,		James L. Davis, Director
Chief Executive Officer (principal executive officer)

		/s/ Michael J. Hanson	4/14/16
Michael J. Hanson, Director

/s/ Bryan D. Meier	4/14/16	/s/ Rod Jardine	4/14/16
Bryan D. Meier		Rod Jardine, Director
Chief Financial Officer (principal financial officer and principal accounting officer)

		/s/ Darin P. McAreavey	4/14/16
Darin P. McAreavey, Director

CACHET FINANCIAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Cachet Financial Solutions, Inc.

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Cachet Financial Solutions, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2015. Cachet Financial Solutions, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cachet Financial Solutions, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LURIE, LLP

Minneapolis, Minnesota

April 14, 2016

CACHET FINANCIAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44,788	$112,221
Accounts receivable, net	703,346	314,743
Deferred commissions	66,278	80,348
Prepaid expenses	285,640	402,040
TOTAL CURRENT ASSETS	1,100,052	909,352

PROPERTY AND EQUIPMENT, net	664,416	295,925
GOODWILL	204,000	204,000
INTANGIBLE ASSETS, NET	631,636	1,437,001
DEFERRED COMMISSIONS	35,741	103,312
DEFERRED FINANCING COSTS	123,804	61,153
TOTAL ASSETS	$2,759,649	$3,010,743

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,110,116	$746,554
Accrued expenses	126,115	201,768
Accrued interest	631,611	182,184
Deferred revenue	890,186	747,113
Warrant liability	-	163,570
Current maturities of capital lease obligations	367,837	-
Current portion of long-term debt	4,798,833	2,070,217
TOTAL CURRENT LIABILITIES	7,924,698	4,111,406

CAPITAL LEASE, net of current maturities	316,827	-
LONG TERM DEBT, net of current portion	192,000	2,566,486
WARRANT LIABILITY	2,799,662	146,000
DEFERRED REVENUE	459,519	412,219
ACCRUED INTEREST	-	160,593
ACCRUED RENT	120,384	25,333
TOTAL LIABILITIES	11,813,090	7,422,037

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Convertible preferred stock, $.0001 Par Value, 20,000,000 shares authorized, 44,030 and 2,229,702 shares issued and outstanding	4	223
Common shares, $.0001 Par Value, 500,000,000 shares authorized, 34,770,750 and 16,934,497 issued and outstanding	3,477	1,694
Additional paid-in-capital	60,222,749	47,307,314
Accumulated deficit	(69,279,671)	(51,720,525)
TOTAL SHAREHOLDERS’ DEFICIT	(9,053,441)	(4,411,294)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$2,759,649	$3,010,743

See accompanying Notes to Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31, 2015	December 31, 2014
REVENUE	$4,301,004	$2,648,108

COST OF REVENUE	4,119,446	2,747,343
GROSS INCOME (LOSS)	181,558	(99,235)

OPERATING EXPENSES
Sales and Marketing	3,440,498	2,854,959
Research and Development	2,643,048	2,663,633
General and Administrative	3,908,976	3,998,086
TOTAL OPERATING EXPENSES	9,992,522	9,516,678

OPERATING LOSS	(9,810,964)	(9,615,913)

INTEREST EXPENSE AND OTHER NON-CASH FINANCING EXPENSE	2,446,260	5,703,963

MARK-TO-MARKET WARRANT EXPENSE	2,319,058	570

INDUCEMENT TO CONVERT DEBT AND WARRANTS	-	424,335

SHARE PRICE / CONVERSION ADJUSTMENT	3,704,683	-

OTHER INCOME	(28,333)	(34,999)
NET LOSS	(18,252,632)	(15,709,782)

LESS: CUMULATIVE UNPAID PREFERRED DIVIDENDS	(260,233)	(48,409)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(18,512,865)	$(15,758,191)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	26,576,027	11,337,482

Net loss per common share - basic and fully diluted	$(0.70)	$(1.39)

See accompanying Notes to Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2013	-	-	5,625,957	56,260	26,612,561	(36,601,063)	(9,932,242)
Conversion of debt and interest into shares	-	-	5,386,036	539	7,287,487	-	7,288,026
Common stock issued for debt issuance - Related Party	-	-	382,809	38	890,587	-	890,625
Issuance of common stock, net of costs	-	-	4,542,782	454	5,578,754	-	5,579,208
Issuance of common stock related to debt modifications	-	-	666,667	67	999,933	-	1,000,000
Issuance of convertible preferred stock, net of costs	2,229,702	223	-	-	3,039,278	-	3,039,501
Warrant exchange	-	-	3,938	-	7,906	-	7,906
Warrants issued as inducement for debt conversion to equity	-	-	-	-	416,429	-	416,429
Issuance of warrants for professional services	-	-	-	-	23,735	-	23,735
DE acquisition 2, Inc. reverse merger	-	-	488,970	(55,648)	(32,496)	-	(88,144)
Beneficial conversion feature for convertible notes payable	-	-	-	-	2,757,268	-	2,757,268
Stock compensation expense	-	-	-	-	316,176	-	316,176
Stock exchange	-	-	(162,662)	(16)	(590,304)	590,320	-
Net loss	-	-	-	-	-	(15,709,782)	(15,709,782)
Balance December 31, 2014	2,229,702	223	16,934,497	1,694	47,307,314	(51,720,525)	(4,411,294)
Issuance of convertible preferred stock and warrants, net of costs	1,896,510	190	-	-	5,220,275	-	5,220,465
Conversion of debt into preferred stock	222,411	22	-	-	751,978	-	752,000
Series A & B preferred stock conversion to common stock	(4,304,593)	(431)	4,985,930	499	(68)	-	-
Warrant exercises	-	-	2,848,617	284	1,251,266	-	1,251,550
Warrant price adjustment	-	-	-	-	33,231	-	33,231
Issuance of replacement warrants	-	-	-	-	567,889	-	567,889
Lincoln Park Capital Fund - commitment fee	-	-	416,666	42	(42)	-	-
Issuance of stock under Lincoln Park Capital Fund agreement, net of costs	-	-	763,421	76	190,251	-	190,327
Issuance of shares under Associate Stock Purchase Plan	-	-	165,992	17	65,646	-	65,663
Issuance of restricted common stock to Associates, net of forfeitures	-	-	84,000	8	(8)	-	-
Share price conversion adjustment	-	-	8,232,628	823	3,703,859	-	3,704,682
Conversion of warrant liability to Additional Paid-In-Capital	-	-	-	-	931,577	-	931,577
Payment of preferred dividend paid with common stock	-	-	74,764	7	85,973	(85,980)	-
Issuance of warrants for capital lease arrangements	-	-	-	-	134,782	-	134,782
Issuance of common stock and warrants for professional services	-	-	575,000	58	314,703	-	314,761
Stock compensation expense, including issuance of performance stock awards to Associates	-	-	72,044	7	443,551	-	443,558
Director equity exchange agreement	-	-	(382,809)	(38)	(779,428)	779,466	-
Net loss	-	-	-	-	-	(18,252,632)	(18,252,632)
Balance December 31, 2015	44,030	$4	34,770,750	$3,477	$60,222,749	$(69,279,671)	$(9,053,441)

See accompanying Notes to Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31, 2015	December 31, 2014
OPERATING ACTIVITIES
Net loss	$(18,252,632)	$(15,709,782)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount/amortization of financing costs	210,264	2,814,213
Accrued debt related costs	-	1,890,625
Debt forgiveness	-	(40,000)
Change in fair value of warrant liability	3,421,670	-
Depreciation and amortization of intangibles	911,105	694,495
Impairment of finite-lived intangible assets	216,369	-
Stock compensation	443,558	316,176
Warrants and common stock issued for professional services	314,761	23,735
Amortization of deferred commissions	116,765	100,404
Debt/warrant inducement and share price adjustment	4,313,503	424,334
	(8,304,637)	(9,485,800)
Changes in operating assets and liabilities:
Accounts receivable	(388,603)	14,814
Deferred commissions	(35,124)	(119,865)
Prepaid and other expenses	369,722	85,619
Accounts payable	443,716	(270,801)
Accrued expenses	19,398	12,507
Accrued interest	288,834	(608,529)
Deferred revenue	190,373	247,255
Net cash used in operating activities	(7,416,321)	(10,124,800)

INVESTING ACTIVITIES
Purchase of fixed assets	(134,976)	(72,845)
Cash paid for acquisition	-	(2,125,000)
Net cash used in investing activities	(134,976)	(2,197,845)

FINANCING ACTIVITIES
Proceeds from issuance of notes and warrants	1,150,000	8,261,340
Repayment of notes	(198,411)	(4,622,500)
Issuance of shares of common stock, net of costs	255,991	5,579,208
Warrant exercised	1,251,550	-
Issuance of shares of convertible preferred stock, net of costs	5,220,465	3,039,501
Payment of debt issuance costs	-	(88,098)
Repayment of capital lease	(204,438)	-
Proceeds from bank borrowing	113,339	207,698
Repayment of bank borrowing	(104,632)	(92,838)
Net cash provided by financing activities	7,483,864	12,284,311

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,433)	(38,334)
CASH AND CASH EQUIVALENTS
Beginning of period	112,221	150,555
End of period	$44,788	$112,221

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$218,971	$1,594,700

NONCASH FINANCING TRANSACTIONS
Conversion of debt and interest to equity	752,000	7,288,025
Debt issuance costs in exchange for notes and warrants	127,080	-
Fixed asset purchases in accounts payable	-	80,156
Conversion of accrued interest to note payable	-	150,660
Prepaid additions financed through capital lease	252,628	-
Fixed asset additions financed through capital lease	636,474	-
Common stock issued for preferred stock dividends	85,980	-
Conversion of warrant liability to additional paid-in-capital	931,578	-

See accompanying Notes to Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Business and Operations Overview

Cachet Financial Solutions, Inc. (the “Company” or “Cachet”) is a provider of technology solutions and services to the financial services industry. The Company’s solutions and services enable its clients—banks, credit unions and other types of financial institutions or financial service organizations—to provide their customers with remote deposit capture technology (“RDC”) and related services. The Company’s cloud based Software as a Service (“SaaS”) RDC solutions allow customers to scan checks remotely through their smart phones or other devices and transmit the scanned, industry compliant images to a bank for posting and clearing. In addition, the Company’s offerings include a mobile wallet solution which provides a virtual account for customers that do not have a bank account and is focused on the pre-paid card market. Through the Company’s cloud based SaaS mobile wallet offering we provide consumers the ability to deposit and withdraw funds, transfer funds, and pay bills with their mobile phone or tablet. As of December 31, 2015, we had entered into 500 contracts with customers for our products and services. Approximately 397 of those agreements were “active,” meaning that customers have implemented the RDC software enabling the processing of customer transactions or deployed the mobile wallet application. The Company offers its services to financial institutions in the United States, Canada and Latin America. Our business operations are conducted through our wholly owned subsidiary, Cachet Financial Solutions Inc., a Minnesota corporation.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Cachet Financial Solutions Inc. as of December 31, 2015 and December 31, 2014 and for the years ended December 31, 2015 and 2014. The wholly owned subsidiary is the only entity with operational activity and therefore no intercompany transactions exist with the parent entity which would need to be eliminated. The Company has prepared the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. From inception to December 31, 2015, the Company has an accumulated deficit of approximately $69.3 million, and current liabilities exceeded current assets by approximately $6.8 million. In 2016, the Company expects to continue to grow its client base and increase revenues through higher RDC transaction volumes and monthly active user fees (“MAUs”) from its Select Mobile Money offering. Nevertheless, the Company expects to continue to incur operating losses through December 31, 2016.

In 2015, the Company raised approximately $8.0 million in gross proceeds from various PIPE transactions, and the exercising of warrants and borrowed approximately $1.2 million, net principal from its directors. Since December 2015, the Company has extended debt and accrued interest payments of approximately $1.8 million due in January 2016 to January of 2017. In addition, the Company has raised approximately $1,361,000 in gross proceeds from a March 2016 equity offering, approximately $807,000 from warrant exercises and $225,000 from note agreements with two directors. See Note 16. Subsequent Events for details on the March 2016 equity offering.

In October 2015, the Company entered into a $10 million equity purchase agreement with Lincoln Park Capital Fund, LLC (the “Purchase Agreement”). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase, up to $10.0 million in shares, as described below, of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing November 6, 2015, the date that the registration statement was declared effective by the Securities and Exchange Commission The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day (a “Regular Purchase”), provided that at least one business day has passed since the most recent Regular Purchase, increasing to up to 200,000 shares, depending upon the closing sale price of the common stock. However, in no event shall a Regular Purchase be more than $500,000. The Company may also direct Lincoln Park at its sole discretion and subject to certain conditions, to purchase up to $100,000 worth of shares of common stock on any business day (an “Additional Purchase”), provided that at least six business days have passed since the most recent Additional Purchase was completed. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if the request is submitted on a Regular Purchase date and on that date the closing sale price of the common stock is not below $1.00. The Company may not sell shares of common stock to Lincoln Park under the Purchase Agreement at any time to the extent that the number of shares to be sold would result in the beneficial ownership by Lincoln Park and its affiliates exceeding 9.99% of the then outstanding shares of the common stock.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company is actively seeking additional sources of financing and has engaged in discussions with investment banking firms to assist in raising additional capital through the issuance of debt or equity, as well as the Company’s continued efforts to raise capital through the exercise of its existing warrants and, if need be, will utilize the Purchase Agreement with Lincoln Park Capital Fund, LLC to fund working capital.  Additionally, the Company is negotiating to extend the maturity date on some of its outstanding debt.  Historically, the Company has demonstrated an ability to raise funds to support the business operations.

The Company believes based on its current cashflow forecast and estimated availability, subject to the terms as disclosed on the Purchase Agreement, it has enough cash to continue operations until December 12, 2016, when certain debts mature.

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

The Company commences revenue recognition for its SaaS technology platform and professional services when all of the following criteria are met:

●	there is persuasive evidence of an arrangement;

●	the service has been or is being provided to the customer;

●	collection of the fees is reasonably assured; and

●	the amount of fees to be paid by the customer is fixed or determinable.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Professional Services and Other Revenue

Professional services include implementation services, development of interfaces requested by customers, assistance with integration of the Company’s services with the customers’ applications, dedicated support, and advisory services to customers who choose to develop their own interfaces and applications. Professional services are typically performed within three to six months of entering into an arrangement with the customer. Professional services are typically sold on a fixed-fee basis, but are offered on a time-and-material basis as well. Revenue for time-and-material arrangements is recognized as the services are performed. Revenue for professional services is recognized under a percent of completion method matching the revenue with the costs of the computer programmer’s time. The Company uses internal milestones to estimate the costs and related percent of completion. Professional services are not considered essential to the functionality of the SaaS offering.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accounts Receivable

Accounts receivable represent amounts due from customers. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was approximately $10,000 and $25,000 as of December 31, 2015 and 2014, respectively. Concentrations of credit risk with respect to accounts receivable are limited because a large number of geographically diverse customers make up the Company’s customer base, thus spreading the credit risk.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets that were acquired from the DeviceFidelity Inc. acquisition completed in March 2014. Goodwill is not amortized but is reviewed at least annually for impairment, or between annual dates if circumstances change that would more likely than not cause impairment. Management performs its annual impairment test at the close of each fiscal year, and considers several factors in evaluating goodwill for impairment, including the Company’s current financial position and results, general economic and industry conditions and legal and regulatory conditions. No impairment of goodwill was identified for the years ended December 31, 2015 and 2014. See Note 11 for further discussion.

Impairment of Long-lived Assets, Including License Agreements

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In December 2015, the Company determined that an impairment of $216,369 had occurred on its finite-lived intangible assets related to certain customer contracts acquired in the acquisition of the Select Mobile Money business on March 4, 2014. In determining the impairment loss, the Company reviewed all circumstances, including the undiscounted cash flows it expects to derive from those contracts going forward.

Deferred Financing Costs

Deferred financing costs are capitalized and amortized over the lives of the related debt agreements. The costs are amortized to interest expense using the effective interest method. In the event debt is converted or paid prior to maturity, any unamortized issuance costs are charged to expense in the period in which the conversion or repayment occurs.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense on the accompanying statements of operations. During the years ended December 31, 2015 and 2014, advertising costs totaled approximately $65,000 and $16,000, respectively.

Deferred Commissions

The Company capitalizes commission costs that are incremental and directly related to the acquisition of customer contracts. Commission costs are capitalized and amortized over the term of the related customer contract.

Net Loss Per Common Share

Basic and diluted net loss per common share for all periods presented is computed by dividing the net loss available to common shareholders by the weighted average common shares outstanding and common stock equivalents, when dilutive. Potentially dilutive common stock equivalents include common shares issued pursuant to stock warrants, stock options and convertible preferred stock. Common stock equivalents were not included in determining the fully diluted loss per share as they were antidilutive.

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

The following table reflects the amounts used in determining loss per share:

	Year Ended
	December 31, 2015	December 31, 2014
Net loss	$(18,252,632)	$(15,709,782)
Less: Cumulative unpaid preferred stock dividends	(260,233)	(48,409)
Net Loss attributable to common stockholders	(18,512,865)	(15,758,191)
Weighted average common shares outstanding	26,576,027	11,337,482
Net loss per common share – basic and diluted	$(0.70)	$(1.39)

The following potential common shares were excluded from the calculation of diluted loss per share from continuing operations and diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	As of
	December 31, 2015	December 31, 2014
Convertible Preferred Stock	14,173,972	2,229,702
Stock Options	3,748,667	2,703,587
Warrants	25,854,380	8,903,348
	43,777,019	13,836,637

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. The ASU will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of the ASU will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity instruments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts the financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU does not apply to equity method investments or investments in consolidated subsidiaries. The new standard will be effective for us for the year ended December 31, 2018, with early adoption permitted and amendments to be applied as a cumulative-effect adjustment to the balance sheet in the year of adoption. We are currently in the process of assessing the impact of the ASU on our consolidated financial statements and disclosures.

In February 2016, the FASB issued ASU 2016-2 Leases, under which lessees will recognize most leases on the balance sheet. This will generally increase reported assets and liabilities. For public entities, this ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. The ASU mandates a modified retrospective transition method for all entities. We are currently in the process of assessing the impact of the ASU on our consolidated financial statements and disclosures.

2. Note Receivable

The Company has a note receivable, bearing interest at 5%, for fees being refunded for an unsuccessful capital raising transaction. The note has a face value of $501,000 and was due in October 2013. The collectability of this note is uncertain and the Company has established a reserve for 100% of the balance owed as of December 31, 2015 and December 31, 2014. In February 2015 the Company obtained a default judgment in its favor relating to such note in the amount of approximately $542,000 (including interest). As of December 31, 2015, this amount has not been collected. Due to the financial limitations of the judgment debtor, the Company continues to believe the collectability of the note is uncertain and therefore maintains a reserve for 100% of the balance owed.

3. Prepaid Expenses

Prepaid expenses primarily consist of prepayment of licenses and maintenance fees, or deposits with, the providers of RDC software capabilities to the Company.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. Property and Equipment

Property and equipment consists of the following:

	As of
	December 31, 2015	December 31, 2014
Computer equipment	$227,206	$216,486
Data center equipment	1,011,173	444,906
Purchased software	692,143	651,016
Furniture and fixtures	89,774	84,433
Leasehold improvements	75,103	58,024
Total property and equipment	2,095,399	1,454,865
Less: accumulated depreciation	(1,430,983)	(1,158,940)
Net property and equipment	$664,416	$295,925

Depreciation expense was approximately $322,000 and $214,000, for the years ended December 31, 2015 and 2014, respectively.

5. Accrued Expenses

Accrued expenses consist of the following:

	As of
	December 31, 2015	December 31, 2014
Accrued compensation	$119,817	$128,135
Accrued rent	-	36,149
Accrued sales tax	6,298	37,484
Total accrued expenses	$126,115	$201,768

6. Financing Arrangements

The Company has raised debt through several forms of borrowing including bank loans, loans from directors and other affiliated parties and unaffiliated third party investors. Certain of the debt was issued with warrants that permit the investor to acquire shares of the Company’s common stock at prices as specified in the individual agreements. See Note 12 for additional information regarding conversions of debt and accrued interest into common stock during the years ended December 31, 2015 and 2014.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of debt outstanding:

	As of
	December 31, 2015	December 31, 2014
Notes Payable to Directors and Affiliates	$1,748,000	$1,350,000
Convertible Term Loan, due December 2016, interest at 10%	2,300,000	2,300,000
Series Subordinated Note, due January 2016, interest at 12%	415,398	613,808
Notes Payable, due the earlier of raising $10 million in proceeds from private placements or January 2016, interest between 8.25% and 12%	74,486	74,486
Note Payable, due August 2021, interest 0%	192,000	192,000
Installment Note Payable – Bank	260,949	252,244
Total	4,990,833	4,782,538
Unamortized discount	-	(145,835)
Total debt, net	4,990,833	4,636,703
Less: current maturities	4,798,833	2,070,217
Long-term portion	$192,000	$2,566,486

Future maturities of long-term debt at December 31, 2015 are as follows:

2016	$4,798,833
2017	-
2018	-
2019	-
2020	-
Thereafter	192,000
$4,990,833

Senior Secured Note Payable

In October 2012, the Company entered into a Loan and Security Agreement (the “Secured Loan Agreement”) with Michaelson Capital Partners, LLC (the “Senior Secured Lender”) that provides for borrowings of up to $1,500,000. Borrowing under the Secured Loan Agreement is secured by all property of the Company including tangible and intangible property. In addition, the Secured Loan Agreement contained certain negative pledges and restrictions on certain types of transactions and use of loan proceeds. The note is guaranteed by a Company director and the spouse of the director. The loans carried stated interest rates from 10-16%. In the event of default the interest rate increased to 14% - 20%. The Secured Loan Agreement’s stated expiration date was April 23, 2013. Beginning in August 2013, the Company was in default and outstanding borrowings and interest began to accrue at the default rates. In addition, the agreement contained certain covenants, some of which the Company was not in compliance with. The note was amended in February 2013 and an additional $1,000,000 was borrowed. Further, as part of this amendment the lender received a payoff premium of $750,000 which the Company accrued as interest expense in 2013 and paid in 2014.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Senior Secured Lender also received a warrant to purchase 76,228 shares of Company common stock at $9.00 per share. The warrant expires in October 2017. Including the value of the warrant at the date of issuance, the effective interest rate on the full $2,500,000 available under the Secured Loan Agreement was 38%. The exercise price of the warrant is subject to downward adjustment in the event of the subsequent sale of common stock or convertible debt at a lower price, as defined, prior to exercise of the warrant. As a result of this provision, the Company determined that the warrant should be accounted for as a liability carried at fair value. In February 2013, the exercise price was adjusted to $2.88 and the number of shares of Company common stock to be acquired was increased to 238,212 based on a qualifying transaction. In July 2014, the Company entered into an agreement to modify the terms of the warrant. Under the new terms, the exercise price was reduced to $1.20 per share which is 80% of the IPO share price and the number of shares of Company common stock to be acquired was increased to 571,708. In connection with the issuance of warrants with an exercise price of $1.15 as part of the PIPE transaction completed in 2015, the Company increased the total number of shares of common stock issuable upon exercise of the warrant issued to the Senior Secured Lender to 745,706 and reduced the exercise price to $.92 per share. In connection with the reduction in exercise price of the warrants issued as part of the PIPE transaction to $0.329, the Company increased the total number of shares of common stock issuable upon exercise of the warrant issued to the Senior Secured Lender to 2,638,653 and reduced the exercise price to $0.26 per share.

The Company determined the value of the warrant to be $537,000 and $146,000 at December 31, 2015 and 2014, respectively, and both of these amounts were recorded as a liability on the balance sheet as of these dates.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Notes Payable to Directors and Affiliates

In March 2014, the Company borrowed $1,500,000 from a director to fund the acquisition of Select Mobile Money from DeviceFidelity. (See Note 10) The note had an interest rate equal to 24%, payable monthly commencing April 2014. The Company failed to pay the accrued interest on the note due April 2014. As a result, the interest rate increased to 48% in April 2014 and continued to accrue at this rate until the note and all accrued interest was repaid in full. The principal and any unpaid accrued interest became due on May 15, 2014. In addition, the Company agreed to issue common stock as consideration for the note equal to 12.5% of the principal amount or $187,500, which equaled 78,125 shares using the required share price of $2.40. Because the Company failed to pay the accrued interest due April 2014, the Company owed additional common stock equal to 3.125% of the outstanding principal amount or $46,875, which equaled 19,531 shares on each successive 5th business day for as long as any portion of the principal amount of the loan was outstanding. The Company issued a total of 382,809 shares of common stock in connection with this note and recorded interest expense of $890,624 related to the common stock issued for the year ended December 31, 2014. A total of $1,731,781 of principal and accrued interest was repaid in July 2014.

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

On June 17, 2014, the Company entered into a conversion agreement with two directors under which a total of $1,050,000 of principal related to the 10% term notes due between February and March 2015 would automatically convert into common stock upon the completion of an IPO of the Company’s common stock at a 20% discount to the price at which the shares of the Company’s stock were sold in the IPO. These notes were converted into common stock at the time of our IPO. Upon conversion, the two directors also received 100% warrant coverage at a price equal to 125% of the IPO price or $1.875.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On July 14, 2014, the Company completed its IPO resulting in $3,375,000 of principal and $204,134 of accrued interest of short-term notes payable with a stated interest rate of 10% converting into 2,982,611 shares of the Company’s common stock. In addition, the two directors received five-year warrants to purchase a total of 2,250,000 shares of the Company’s common stock at an exercise price of 125% of the IPO price or $1.88 per share. Lastly, as part of the letter agreement entered into on June 24, 2014, a director agreed to convert $500,000 of principal related to the $1.5 million line-of-credit outstanding into 416,667 shares of common stock and also received five-year warrants to purchase a total of 333,333 shares of the Company’s common stock at an exercise price of 125% of the IPO price or $1.88 per share. The amount of principal owed under the $1.5 million line-of-credit as of December 31, 2015 and December 31, 2014 was $1,000,000 plus accrued interest as of $171,973 and $71,973, respectively. In February 2016, the Company amended the terms of the line of credit to extend the maturity date to January 31, 2017. The Company also agreed to make interest only payments on June 30, 2016, September 30, 2016 and December 31, 2016. The interest only payments are for interest accrued on the principal balance from February 1, 2016 to date of payment. The outstanding principal and accrued interest balance is due in full on January 31, 2017.

As a result of the Company completing its IPO on July 14, 2014, the Company determined there was a beneficial conversion feature related to the $1.0 million outstanding balance of the line-of-credit which totaled $250,000. This amount was recorded as a discount to the debt and is being amortized into interest expense through the maturity date of July 31, 2015. For the fiscal year ended December 31, 2015 and December 31, 2014, the Company recorded interest expense of $145,835 and $104,165, respectively, related to amortization expense associated with the beneficial conversion feature. The unamortized balance of the beneficial conversion feature as of the end of December 31, 2015 and December 31, 2014 was approximately $0 and $146,000, respectively.

On July 30, 2014, the Company entered into a financing commitment letter with Messrs. Hanson and Davis to lend the Company up to $2.5 million through December 31, 2014, bearing interest at 10%, and due January 31, 2015, which was later extended to January 31, 2016. The terms provided if any portion of the notes issued under the commitment letter were outstanding beyond January 31, 2015, the default interest rate would be adjusted to 18%. As of December 31, 2014, $350,000 was outstanding. In January 2015, the Company received advancements totaling $350,000. On February 3, 2015, Michael Hanson, one of our directors, converted $250,000 of the amount owed into 217,391 shares of Series B Convertible Preferred Stock (which Series B Convertible Preferred Stock was converted into common stock on February 27, 2015). Also in February 2015, the Company amended the terms of the commitment letter to extend the repayment of the outstanding principal balance owed as of that date of $450,000 to January 31, 2016 at a rate of 10% per annum. As part of the amendment, the directors did not renew the remaining amount available under the original terms of the commitment letter. In June 2015, Michael Hanson converted $102,000 of the amount owed into 1,020 shares of Series C Convertible Preferred Stock and also received a five-year warrant to purchase 232,983 shares of common stock at $0.4816 per share (since adjusted to $0.329 per share.) On October 23, 2015, the Company entered into an addendum to the financing commitment letter under which Mr. Hanson agreed to an additional advancement of $250,000. As of December 31, 2015, the total principal and accrued interest amount outstanding to Messrs. Davis and Hanson related to advances under the commitment letter equaled $598,000 and $54,857, respectively. In February 2016, the Company amended the terms of the commitment letter to extend the maturity date to January 31, 2017 and maintain the interest rate at 10%. The Company also agreed to make interest only payments on June 30, 2016, September 30, 2016 and December 31, 2016. The interest-only payments are for interest accrued on the principal balance from February 1, 2016 to date of payment. The outstanding principal and accrued interest balance is due in full on January 31, 2017.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2015, the Company issued a total of $400,000 of new demand promissory notes to Messrs. Davis and Hanson. The notes bore interest at a rate of 10% and were due June 30, 2015. In June 2015, the $400,000 of notes were converted into 4,000 shares of Series C Convertible Preferred Stock as part of the Series C preferred offering. Messrs. Davis and Hanson also received five year warrants to purchase 913,659 shares of common stock at $0.4816 (since adjusted to $0.329) per share. In December 2015, the Company issued a $150,000 demand promissory note to Mr. Hanson. The note bears an interest rate of 10% and is due June 30, 2016.

In February 2016, the Company entered into a thirty-day note payable with James L. Davis for $150,000 and Michael J. Hanson for $75,000. Under the note agreements, in lieu of interest, the Company agreed to issue five-year cashless warrants to purchase 250,000 and 125,000 shares of common stock at $0.329 per share to Messrs. Davis and Hanson, respectively. Additionally, for each 30 days the principal amount is outstanding, the Company will issue the note holders an additional 250,000 and 125,000 warrants, respectively, with the same terms as described above. On March 29, 2016, both notes were amended to change the due dates of the principal amounts owed to January 11 and January 31, 2017, under Messrs. Hanson’s and Davis’ notes, respectively. Messrs. Davis and Hanson will continue to earn the warrants on a 30-day basis until the principal is repaid.

Convertible Notes due March 2015

In 2013, the Company borrowed $575,000 under convertible notes. These notes were due March 15, 2015. The notes bore a stated interest rate of 10%. Warrants to purchase 87,500 shares of common stock at $4.00 per share were issued with $350,000 of this debt, resulting in an effective interest rate of 19% on that portion of the borrowing.

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

Convertible Term Loan, due December 2016

In December 2013, the Company entered into an agreement to issue convertible notes with Trooien capital, LLC (the “Trooien Capital Note”) in a principal amount of up to $4 million. The proceeds of borrowings under the Notes are expressly to be used to repay amounts owed under the Senior Secured Note Payable. Borrowings under the agreement bear interest at 10% and the note matures in December 2016. In the event of default, the interest rate increases by either 2% or 4%, depending on the nature of the default. Under the note agreement, the investor has the right, but not the obligation, to advance additional amounts up to the $4 million. The terms of the agreement originally provided that the investor may have several options to convert for converting the Trooien Capital Notes at varying rates and times following the completion of a qualifying financing transaction. Depending on the timing of conversion, the holder may also receive warrants to purchase common stock. In addition to conversion of the Trooien Capital Notes, the holder has the right to request shares of common stock, rather than cash, as payment for interest. In May 2014 the Company agreed to include $356,616 in principal and accrued interest of the convertible notes originally issued to our senior debt holder during the fourth quarter of 2014, due March 2015, under the terms of the Trooien Capital Note, due December 2016.

On May 1, 2014, the Company entered into an agreement which requires, within 10 calendar days of a written request on or prior to May 12, 2014, the holder of the convertible notes to make additional advances to the Company in an amount sufficient to satisfy the senior debt amount outstanding, but not to exceed the loan limit of $4.0 million.

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

On June 18, 2014, the holder agreed to convert $1,000,000 of the then outstanding principal balance of $3,250,000 together with the accrued related interest into common stock upon the completion of the IPO based on the terms described above in the First Conversion Right. Upon completion of the Company’s IPO on July 14, 2014, the $1,000,000 of principal and $58,630 of accrued interest converted into 980,213 shares of common stock and the Company also issued to the investor a five-year warrant to purchase 980,213 shares of the Company’s common stock at an exercise price equal to 125% of the IPO price, or $1.875.

As a result of the Company completing its IPO on July 14, 2014, the Company determined there was a beneficial conversion feature related to the remaining $2.3 million outstanding balance of the Convertible Term Loan, due December 2016 which totaled $894,444. This amount was recorded as a discount to the debt and was amortized into interest expense on a straight-line basis over the 120 days following the closing of the IPO which represents the period that during which the debt could be converted at a discount to the IPO price. The Company recorded interest expense of $894,444 related to amortization expense associated with the beneficial conversion feature for the year ended December 31, 2014. The balance of the note as of December 31, 2015 and December 31, 2014 was $2.3 million plus accrued interest of $370,274 and $140,275, respectively.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Series Subordinated Notes

The Series Notes were issued in tranches that contained various terms with regard to maturity dates, interest rates, subordination, conversion features and the number of warrants issued with each tranche. In 2013, all but $863,808 face amount of the Series Notes had been converted into common stock and all but approximately 75,000 of the related warrants were exchanged for common stock. In January 2014, $250,000 in debt and $650,647 in accrued interest were converted into 225,162 share of common stock at a conversion rate of $4.00 per share. (See Note 12) The remaining $613,808 in principal and accrued interest of $100,745, at December 31, 2014, was originally due in December 2014. In December 2014, the Company amended the terms of the note to include monthly installments of $50,000 due December 2014 and additional $50,000 due at the end of each following month through April of 2015, when the remaining principal balance and related accrued interest becomes due. In May 2015, the Company entered into an amendment of the note to extend the maturity date from April 30, 2015 to December 31, 2015. Under the amended note, the Company was required to make monthly payments of $50,000 beginning May 31, 2015 and continuing to December 31, 2015, which time any remaining principal and unpaid accrued interest would become due. As of October 31, 2015, the Company had not paid the $50,000 monthly installments since August 2015. On November 2, 2015, the Company renegotiated the terms of the note. Under the amended terms, payments of $30,000 were due on each of November 15, 2015, December 15, 2015 and January 15, 2016, with the remaining balance of accrued, unpaid interest and principal due on January 31, 2016. As of April 12, 2016, the Company has not paid the $30,000 monthly installments since December 2015. On March 31, 2016, the holder of the note commenced an action against the Company in Hennepin County Court in the State of Minnesota alleging the Company breached the terms of the note. The law suit alleges the Company owes the note holder $694,869 plus interest and assessments accruing after April 1, 2016. The Company disputes the allegations of the note holder and intends to vigorously defend the claim. The principal balance as of December 31, 2015 and 2014 was $415,398 and $613,808, respectively.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Notes Payable, due January 2016

In January 2014, the Company assumed notes payable totaling $74,486 related to the acquisition of DE2. The original terms of the notes required repayment on the earlier of January 31, 2016 or the date the Company completes a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. The reverse merger was completed in February 2014, and the terms of the note were amended to state that the principal and related accrued interest is due the earlier of January 31, 2016 or the date the Company completes one or more private placements of debt or equity securities resulting in aggregate proceeds of $10,000,000. In March 2016, the Company paid off one of the notes with a principal and interest balance of approximately $3,500 and amended all other notes to change the earlier of date from January 31, 2016 to April 30, 2016. A warrant for the issuance of 75,000 shares with an exercise price of $0.35 was issued in consideration for the note extensions.

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

Installment Note Payable – Bank

In March 2014, the Company entered into an installment note with a bank for a total of $330,020. The note bears interest at the prime rate plus 1%, but not less than 5%. The note is due on demand; if no demand is made then the note is due in monthly payments of $9,903 from April 2014 through April 2017. Borrowings are secured by substantially all of the Company’s property and are guaranteed by three of the Company’s directors. In April 2015, the Company entered into a new installment note replacing the above mentioned note. The balance of the existing note totaled approximately $216,000, while the new note was issued for approximately $330,000. The Company received the net amount between the two notes or $113,000, which was primarily used for working capital purposes. The new note bears interest at the prime rate plus 1%, but not less than 5%. The note is due on demand; if no demand is made then the note is due in monthly payments of $9,903 from May 2015 through May 2018. Borrowings remained secured by substantially all of the Company’s property and are guaranteed by three of the Company’s directors. The principal balance as of December 31, 2015 and 2014 was approximately $261,000 and $252,000, respectively.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January 2016, the Company entered into a new installment note replacing the above mentioned note. The balance of the existing note totaled approximately $261,000, while the new note was issued for approximately $330,000. The company received the net amount between the two notes or $69,000, which was primarily used for working capital purposes. The new note bears interest at the prime rate plus 1%, but not less than 5%. The note is due on demand: if no demand is made then the note if due in monthly payments of $9,901 from February 2016 through January 2019.

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

The prime interest rate was 3.50% and 3.25% at December 31, 2015 and 2014, respectively.

As a result of either the short term duration of the financing, the Company believes that the fair value of its outstanding debt approximates market value.

7. Employee Benefit Plan

The Company has a defined contribution 401(k) saving plan covering all employees satisfying certain eligibility requirements. The plan permits, but does not require, Company contributions; the Company did not make any contributions for the year ended December 31, 2015 and 2014.

8. Commitments and Contingencies

Operating Leases

The Company leases approximately 22,000 square feet of office space in Chanhassen, Minnesota. The lease commenced on May 1, 2012 and extends through August 31, 2016. In August 2015, the Company amended the terms of the lease agreement to extend the term through January 2022. In addition to the office space, the Company leases certain office furniture and equipment under operating leases through November 2018. The Company has two vehicles on 36-month leases which commenced in January and June 2015. The Company also entered into a lease agreement in April 2014 for a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of the acquisition of Select Mobile Money. The lease commenced on May 1, 2014 and extends through June 30, 2017. The Company has sub-leased the Dallas, Texas office space, commencing on November 19, 2015 and expiring on June 30, 2017. Rent expense under all leases was $476,169 in 2015 and $441,148 in 2014.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total future minimum contractual lease payments for all operating leases are as follows:

Minimum Lease Commitments:

2016	$347,599
2017	292,245
2018	241,894
2019	241,275
2020	247,726
There after	276,563
$1,647,302

Capital Leases

The Company entered into a master capital lease arrangement with one of its directors from March 2015 to November of 2015 for certain computer equipment and software licenses with an imputed interest rate ranging from 3.8% to 18% per year. The total cost and accumulated amortization included in property and equipment as of December 31, 2015 totaled approximately $636,000 and $135,000, respectively.

The Company also entered into a capital lease with a third-party leasing company, which was co-guaranteed by one of its directors, for prepaid software licenses totaling $252,628. The lease carries an imputed interest rate of 10% per year and requires monthly payments of $10,759 per month through July 2017.

Future lease payments under capital leases are as follows:

2016	$402,906
2017	309,967
2018	15,563
Total payments	728,436
Less: portion representing interest	(43,772)
Principal portion	684,664
Less: current portion	(367,837)
Long-term portion	$316,827

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Litigation

An entity named Cachet Banq contacted us in December 2010 relative to their U.S. Trademark Registration No. 2,857,465 (registered on June 29, 2004) for the standard character mark CACHET covering “financial services, namely automated clearing house processing services for the payroll service industry.” Cachet Banq has alleged that our use of “CACHET” infringes on their federal trademark registration. On March 4, 2013, Cachet Banq filed a trademark infringement lawsuit against the Company in the United States District Court for the Central District of California. The parties filed cross motions for summary judgment. The initial brief was filed on May 30, 2014, replies were filed on June 26, 2014 and the court took these motions under advisement on July 8, 2014. We have denied that our use of the character mark CACHET infringes on Cachet Banq’s purported rights in their mark, and will vigorously defend this and any similar claims made by Cachet Banq in the future. On September 21, 2015, the Court issued an order (1) granting Cachet Banq’s motion for summary judgment, (2) denying our motion for summary judgment, and (3) ordering the parties to submit memoranda regarding remedies. The last of those memoranda were submitted on October 12, 2015. Cachet Banq is not seeking any monetary damages as a result of the alleged infringement. Cachet Banq seeks an injunction and their attorney’s fees. The parties are currently awaiting the Court’s decision on remedies. In any event, the Company believes that the Court’s order granting Cachet Banq’s motion for summary judgment was in error, and plans to appeal its decision.

On March 31, 2016, the holder of our series subordinated note, referred to in Note 6, commenced an action against us in Hennepin County Court in the State of Minnesota alleging we breached the terms of the note. The law suit alleges Cachet owes the note holder $694,869 plus interest and assessments accruing after April 1, 2016. As of December 31, 2015, the Company had recorded $415,398 of outstanding debt and $2,048 of accrued interest related to this matter. We dispute the allegations of the note holder and intend to vigorously defend the claim.

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

In August 2015, the Company entered into an agreement with a firm to provide investor relations and financial advisory services. The initial six month term of the agreement required the issuance of 400,000 shares of the Company common stock and payments totaling $30,000. After the initial six month term, the Company has the option to extend for an additional six months which would require issuing the firm an additional 400,000 shares of common stock and payments totaling $30,000. In February 2016, the Company renewed the services agreement and issued the firm an additional 465,000 shares of common stock for another six months of investor relations and financial advisory services.

In January 2016, the Company entered into an agreement with an independent contractor to provide investor relations, capital raising services and other consulting duties. The agreement requires annual compensation for services of $100,000 as well as discretionary bonuses paid in cash or stock based on the consultant’s ability to complete particular projects for the Company. The term of this agreement is for 12 months from January 1, 2016. The agreement is cancelable by either party with a 30-day notice.

In February 2016, the Company entered into an engagement letter with a financial advisory services company as part of completing a PIPE offering. The Company agreed to provide the financial advisory services company with compensation for completing an offering consisting of a 6% commission. In addition, the Company agreed to provide warrants equal to 3% of the common stock issued in the offering with an exercise price equal to the exercise price of the warrants issued to investors on the completion of the offering. The term of this agreement is for a period of six weeks and can be extended on a month-to-month basis by agreement between both parties.

9. Income Taxes

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2015 and 2014 due to the Company’s net tax losses incurred and the uncertainty of realization of any related tax benefit in the future. Due to the full valuation allowance on the Company’s net deferred tax assets, there was no deferred tax benefit or provision recorded.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of our statutory tax expense (benefit) to our actual tax expense (benefit) is as follows:

	Year Ended
	December 31, 2014	December 31, 2014
Federal statutory rate at 34 percent	$(6,206,000)	$(5,341,000)
State taxes, net of federal tax expense (benefit)	(499,000)	(440,000)

Nondeductible interest	2,002,000	750,000
Stock-based compensation	59,000	67,000
Nondeductible acquisition costs	-	34,000
Nondeductible meals & entertainment	21,000	27,000
Other	84,000	-
Change in valuation allowance	$4,539,000	$4,903,000

The components of our net deferred tax assets and liabilities are as follows:

	Year Ended
	December 31, 2015	December 31, 2014
Deferred Tax Assets:
Non-Current:
Net operating loss carry forward	$7,662,000	$4,396,000
Definite-lived intangibles	394,000	142,000
Non-qualified stock-based compensation	347,000	293,000
Property, plant and equipment	22,000	-

Current:
Accounts receivable allowance	4,000	9,000
Accrued expenses	998,000	72,000
Gross deferred tax assets	9,427,000	4,912,000

Deferred Tax Liabilities:
Non-Current:
Amortization of indefinite-lived intangible	(8,000)	(4,000)
Property, plant and equipment	-	(28,000)
Gross deferred tax liabilities	(8,000)	(32,000)
Net deferred tax assets before valuation allowance	9,419,000	4,880,000
Less: valuation allowance	(9,419,000)	(4,880,000)
Total net deferred tax asset (liability)	$-	$-

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The valuation allowance for net deferred tax assets as of December 31, 2015 and 2014 was $9,419,000 and $4,880,000, respectively. In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management has assessed the potential realization of its deferred tax assets and determined that sufficient uncertainty exists regarding the realization of its deferred tax assets and therefore continues to record a valuation allowance on all of its deferred tax assets.

As of December 31, 2015 and, 2014, the Company had approximate Federal NOL carryforwards of $20,910,000 and $11,818,000, respectively, and various state NOL carryforwards of $10,246,000 and $6,886,000, respectively. The loss carryforwards for federal tax purposes will begin expiring in 2030. The expiration of the statute of limitations related to the state NOL carryforwards varies by state. The Company is subject to income taxes in the U.S. federal and various state jurisdictions. We are generally subject to U.S. federal and state tax examinations for all years after 2011.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. During 2015 and 2014 the Company has had significant equity transactions resulting from the reverse merger, IPO, additional stock issuances and debt-to-equity conversions. The Company has not yet completed a Section 382 analysis of the net operating loss carryforwards. Consequently, the Company’s NOL carryforwards may be subject to annual limitations under Section 382.

The Company recognizes tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2015 or 2014 respectively. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in unrecognized tax positions over the next twelve months.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The following tables set forth the unaudited pro forma results of the Company for the year ended December 31, 2014, as if the acquisition had taken place on the first day of year. These combined results are not necessarily indicative of the results that may have been achieved had the companies always been combined:

Year Ended
December 31, 2014
(unaudited)
Revenue	$2,670,142
Net Loss	$(16,443,673)
Net loss per common share - basic and fully diluted	$(1.43)
Weighted average common shares outstanding - basic and diluted	11,477,666

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

Goodwill was $204,000 as of December 31, 2015. The Company conducted its annual goodwill impairment test as of December 31, 2015 and determined there to be no indication of impairment. The Company will continue to monitor conditions and changes that could indicate an impairment of goodwill.

In December 2015, the Company determined that an impairment of $216,369 had occurred on its finite-lived intangible assets related to certain customer contracts acquired in the acquisition of the Select Mobile Money business on March 4, 2014. In determining the impairment loss, the Company reviewed all circumstances, including the undiscounted cash flows it expects to derive from those contracts going forward.

Identified intangible assets are summarized as follows:

	Amortizable	December 31, 2015
	Period	Gross	Accumulated	Net
	(years)	Assets	Amortization	Assets
Customer Contracts	3 - 5	$783,631	$(510,201)	$273,430
Proprietary Software	3	917,000	(558,794)	358,206
Total identified intangible assets		$1,700,631	$(1,068,995)	$631,636

	Amortizable	December 31, 2014
	Period	Gross	Accumulated	Net
	(years)	Assets	Amortization	Assets
Customer Contracts	3 - 5	$1,000,000	$(226,869)	$773,131
Proprietary Software	3	917,000	(253,130)	663,870
Total identified intangible assets		$1,917,000	$(479,999)	$1,437,001

Amortization expense for identified intangible assets is summarized below:

			Statement of
	Year Ended		Operations
	December 31, 2015	December 31, 2014	Classification
Customer Contracts	$283,332	$226,869	Cost of Revenue
Proprietary Software	305,664	253,130	Cost of Revenue
Total amortization on identified intangible assets	$588,996	$479,999

Based on the identified intangible assets recorded at December 31, 2015, future amortization expense is expected to be as follows:

2016	$469,000
2017	114,000
2018	39,000
2019	10,000
$632,000

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Convertible Preferred Stock

During 2014, the Company issued 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 2,229,702 shares of its common stock at a per-share price of $2.00 (since adjusted to $0.329 per share). Net proceeds to the Company after offering costs were $3.0 million. During the first quarter of 2015, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 9,000 shares of its common stock at a per-share price of $2.00 (since adjusted to $0.329 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 2,065,891 shares of its common stock at a per-share price of $1.15 (since adjusted to $0.329 per share). Net proceeds to the Company after offering costs were approximately $2.2 million, including the cancellation of $250,000 in debt held by Michael J. Hanson, one of our directors. In February 2015, all 2,238,702 outstanding Series A preferred shares were converted into 2,920,039 shares of the Company’s common stock, while all 2,065,891 outstanding Series B preferred shares converted into 2,065,891 shares of the Company’s common stock. In addition, the Company issued 74,764 shares of common stock to the Series A and B convertible preferred holders related to the 8% dividend accrued through the conversion date.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Both the Series A Convertible Preferred Stock and the Series B Convertible preferred stock entitled their holders to an 8% per annum dividend, payable quarterly in cash or in kind (or a combination of both) as determined by the Company. Subject to certain customary exceptions, our Series A Convertible Preferred Stock had full-ratchet conversion price protection in the event that the Company issued common stock below the conversion price, as adjusted, until the earlier of (i) 180 days from the closing or (ii) such time as the Company shall have obtained, after the closing, financing aggregating to at least $5 million. The warrants issued to purchasers of the Series A Convertible Preferred Stock contain similar full-ratchet exercise price protection in the event that the Company issues common stock below the exercise price, as adjusted, again subject to certain customary exceptions. On February 3, 2015, the Company issued the Series B Convertible Preferred Stock at $1.15 per share, resulting in an adjustment to (i) the conversion price of the Series A Convertible Preferred Stock from $1.50 per share to $1.15 per share and (ii) and the exercise price of the warrants issued therewith, from $2.00 per share to $1.15 per share (since adjusted to $0.329 per share). Since the Company has now raised an aggregate of more than $5 million, these full-ratchet price protections can no longer be triggered.

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

In June 2015, the Company issued 44,030 shares of Series C Convertible Preferred Stock at $100.00 per share and issued five-year warrants to purchase 10,057,119 shares of its common stock at a per-share price of $0.4816 (since adjusted to $0.329) in a private placement. Total (cash and non-cash) gross proceeds to the Company were $4,403,000. Gross proceeds to the Company in the form of cash were $2,951,000. Gross proceeds to the Company in the form of promissory notes payable within 150 days were $950,000. These promissory notes were provided by James L. Davis and Michael J. Hanson, both of whom are directors of the Company. The Company also issued 2,000 and 3,020 shares of the Series C Preferred to James L. Davis and Michael J. Hanson, respectively, in exchange for the cancellation of Company debt in the amount of $200,000 and $302,000 held by them. As of December 31, 2015, the Company had received $950,000 in principal from Messrs. Hanson and Davis in satisfaction of the notes receivable related to the Series C Convertible Preferred Stock offering described above.

In connection with the Company’s Series C Preferred Stock offering, the Company agreed to amend the warrants to purchase the Company’s common stock held by former holders of the Company’s Series A and B Preferred Stock to contain the same anti-dilution protections that are contained in the warrants issued in connection with the Series C Preferred stock. In addition, the exercise price of the warrants issued to the former Series A and B Preferred Stock holders was reduced from $1.15 to $0.4816 (since adjusted to $0.329) per share.

The Series C Preferred Stock entitles its holders to a 10% per annum dividend, payable quarterly in cash or in additional shares of Series C Preferred Stock (or a combination of both) as determined by the Company, and may be converted to Cachet common stock at the option of a holder at an initial conversion price of $0.4378 per share (since adjusted to $0.329 per share). The Series C Preferred Stock contains anti-dilution conversion price protection allowing the stock’s conversion price to adjust, prior to conversion, should the Company sell common stock at a price below the then current conversion price. The warrants issued to purchasers of the Series C convertible preferred stock contain similar anti-dilution exercise price protection in the event the Company issues common stock below the current exercise price, subject to certain customary exceptions. The Series C Preferred Stock will automatically convert into common stock upon the occurrence of any of the following: (a) an underwritten public offering of shares of the Company’s common stock providing at least $10 million in gross proceeds, (b) the Company’s common stock closing price being greater than 100% above the conversion price then in effect for at least 40 of 60 consecutive trading days, (c) four years after the closing of the offering of the Series C Preferred Stock, or (d) the written consent of holders representing 50% of the issued and outstanding Series C Preferred Stock. The holders of the Series C Preferred Stock will be entitled to vote their shares on an as-converted basis and will be entitled to a liquidation preference equal to the stated value (i.e., purchase price) of their shares plus any accrued but unpaid dividends thereon.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock

During the year ended December 31, 2014, the Company issued 488,970 shares of common stock to the shareholder of DE2 as consideration for completing the reverse merger described above. In addition, the Company issued a total of 382,809 shares of commons stock to a member of the Board of Directors as part of consideration for the promissory note provided to the Company to finance the acquisition of Select Mobile Money from DeviceFidelity and also issued 4,500,000 shares of common stock at $1.50 per share for gross proceeds of $6,750,000 from the IPO completed on July 14, 2014. In addition, the Company issued to a consultant 2,222 shares of common stock as consideration for identifying prospective investors. The Company recognized $3,000 of expense associated with the fair value of this common stock issued in fiscal year 2014.

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

In connection with the offer and sale of the Series C Preferred Stock, the Company issued additional shares of the Company’s common stock totaling 8,232,628 to former holders of the Company’s Series A and B Preferred Stock (all of which has been converted to common stock), such that following the issuance of such shares, such holders received the same number of shares of the Company’s common stock in total as they would have received upon conversion of the Series A and B Preferred Stock if the conversion price for the Series A and B Preferred Stock had been the same as the initial conversion price under the Series C Preferred Stock. The Company granted the recipients of these shares the same registration rights as are provided in Series C Preferred Stock holders. As a result, the Company recognized expense totaling $3,704,682 during the year ended December 31, 2015.

In August 2015, the Company issued a firm 400,000 shares of common stock as part of compensation for six months of investor relations and financial advisory services. In February 2016, the Company issued the firm an additional 465,000 shares of common stock as part of compensation for another six months of investor relations and financial advisory services.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2015, the Company entered into an Equity Exchange Agreement with Michael J. Hanson, one of the Company’s directors and a large shareholder of the Company, to exchange 382,809 shares of common stock previously issued to Hanson for a five year, fully vested warrant to purchase 756,618 shares of common stock at an exercise price of $1.35 per share.

In October 2015, the Company entered into a purchase agreement together with a registration rights agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”), an Illinois limited liability company. As consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 416,666 shares of common stock. Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase up to $10.0 million of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing November 6, 2015, the date that the registration statement was declared effective by the Securities and Exchange Commission. During the year ended December 31, 2015, Lincoln Park purchased 763,421 common shares under the agreement for net proceeds of $190,327 which includes $82,428 of equity issuance costs related to entering into the agreement.

In November 2015, the Company issued ROTH Capital Partners, a financial advisory services firm, a total of 175,000 shares of unregistered common stock in consideration for services provided as part of completing the Company’s Series C Convertible Preferred Stock offering in June 2015.

From February 25, 2016 through the date hereof, the Company sold 3,678,378 shares of common stock in a private placement to accredited investors at a price of $0.37 per share together with five-year warrants to purchase 1,839,189 shares of common stock with an exercise price of $0.46 per share. The aggregate gross proceeds were $1,361,000. See Note 16. Subsequent Events for further details on this equity offering.

Warrants

In addition to warrants issued in connection with debt described above, the following are transactions involving issuance of warrants during the years ended December 31, 2015 and 2014:

In January 2014, the Company issued detachable warrants to purchase common stock equal to 25% of the principal amounts under $3,285,000 of short term notes payable issued by the Company from March 2013 to February 2014. The life of the warrants ranges between three and five years with an exercise price of $3.60. The total number of shares issuable under the warrants totaled 821,250. Of this $3,285,000 total, $2,875,000 or 718,750 of the shares issuable under the warrants, relates to two directors of the Company. In addition, of the total warrants issued, 302,500 of the shares issuable under the warrants relates to short term notes, which were converted into equity during 2013. The Company determined the fair value of the warrants to be $573 using the Black-Scholes option pricing model. In April 2015, the exercise price of 821,250 warrants was adjusted to $1.40 per share.

In May 2014, the Company entered into an agreement to issue five-year warrants to purchase 50,000 shares of common stock to a consulting firm providing professional services, upon the completion of an IPO. Additional warrants to purchase 30,000 shares of common stock may be issued upon achieving certain performance goals agreed to between the Company and the consulting firm. The exercise price of the warrants was set to equal the price of the shares offered in the Company’s IPO of $1.50 per-share. The Company recognized expense of $20,611 in 2014 related to the fair value of warrants to purchase 50,000 shares of common stock issued in July 2014. In June 2015, the Company modified the price of the 50,000 share warrants to $0.45 per share resulting in an incremental fair value of $4,587. In addition, the Company issued a five-year to purchase 30,000 shares of its common stock with an exercise price of $0.45 per share and a fair value totaling $2,787. The Company recognized related stock compensation expense totaling $7,374 for the year ended December 31, 2015.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2014, the Company issued five-year warrants to purchase 3,563,546 shares of its common stock at an exercise price equal to 125% of the IPO price, or $1.88, as a result of providing warrants on $5.1 million of the $6.3 million of debt and accumulated interest that converted as of this date. Of these warrants, warrants to purchase 2,583,333 shares of common stock were issued as part of an inducement to convert the debt into equity.

In December 2014, the Company entered into an Amendment to Conversion Agreement with two of our directors, effective June 17, 2014. Under the amendment the number of shares to be covered by warrants to be received by the two directors as part of converting debt as outlined in the Conversion Agreement upon the successful completion of our IPO was clarified. Specifically, (i) Michael Hanson received warrants to purchase 438,161 shares of common stock and (ii) James Davis received warrants to purchase 591,432 shares of common stock, which in each case equals 100% of the number of shares of common stock received by Hanson and Davis under the Conversion Agreement. The amendment also reflects that the warrants have an exercise price of $2.00 per share and a five-year term. The Company recognized a non-cash expense during the year ended December 31, 2014 of approximately $46,000 which represented the fair value of the warrants determined using the Black-Scholes option pricing model.

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

As mentioned above, the Company issued five-year warrants to purchase 2,229,702 shares of the Company’s stock at a per share price of $2.00 (since adjusted to $0.4816 prior to exercise and $0.329 for outstanding warrants at December 31, 2015) as part of issuing 2,229,702 shares of Series A Convertible Preferred Stock sold in 2014. As of December 31, 2014, the Company accounted for the warrants as a liability on the consolidated balance sheet at their estimated fair value because the warrants had full-ratchet conversion price protection in the event that the Company issued common stock below the conversion price, as adjusted. The Company determined the fair value of the warrants as of December 31, 2014 to be $163,570 based on the Black-Scholes option pricing model. During the year ended December 31, 2015, the Company issued five-year warrants to purchase 9,000 shares of the common stock at a per share price of $2.00 (since adjusted to $0.329 per share) as part of issuing 9,000 shares of Series A Convertible Preferred Stock. Additionally, the Company issued five-year warrants to purchase 2,065,891 shares of common stock at a per share price of $1.15 (since adjusted to $0.4816 prior to exercise and $0.329 for outstanding warrants at December 31, 2015) as part of issuing 2,065,891 shares of Series B Convertible Preferred Stock. Since the Company exceeded the $5.0 million of gross proceeds threshold in February 2015, the full-ratchet provisions provided in the terms of the warrants expired and at which time the warrant liability was classified to additional paid in capital. The Company also issued five-year warrants to purchase 10,057,119 shares of common stock at a per share price of $0.4816 (since adjusted to $0.329 for warrants outstanding at December 31, 2015) as part of issuing 44,030 shares of Series C Convertible Preferred Stock. In addition, the Company modified the terms of the warrants issued in the Series A & B Convertible Stock offering to the same terms offered to the warrant holders in the Series C offering. In addition, the exercise price of the warrants issued to the former Series A and B Preferred Stock holders was reduced from $1.15 to $0.4816 (since adjusted to $0.329 per share for warrants outstanding at December 31, 2015.) After the modification, the terms of the warrant holders in the Series A, B & C Preferred Stock offering all have share price anti-dilution protection. The fair value of the warrants related to the Series A, B & C Preferred Stock as of December 31, 2015 totaled $2,175,332.

In January 2015, the Company issued three individual investors warrants to purchase 75,000 shares of common stock as part of an agreement. The warrants have a life of 10 years and, an exercise price of $ 1.40 per share and were fully exercisable upon the date of issuance. The Company recorded $11,238 in other expense during the year ended December 31, 2015, which represents the fair value of the warrants as determined using the Black-Scholes option pricing model.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2015, the Company issued a five-year warrant for the purchase up to 407,614 shares of common stock at $1.15 per share to a director of the Company in consideration for the director leasing certain IT equipment to the Company. The total fair value of the warrant as determined using the Black-Scholes option pricing model totaled $76,489. This amount is being expensed over the three year lease term. In June 2015, the exercise price of the warrant was reduced to $0.4816 (since adjusted to $0.329) and modified to the same terms provided to the warrants issued in the Series C Preferred Stock offering. The incremental fair value of the modification totaled $28,578 and is being amortized over the remainder of the three year lease term. Also in June 2015, the Company provided the director a five-year warrant to purchase 241,900 shares of common stock at a price of $0.44 as consideration for providing his guarantee on a lease. The fair value of the warrant on the date of issuance totaled approximately $22,000 and is being amortized over the two year lease term.

In connection with the private placement of the securities of the Company during the year ended December 31, 2014, the Company issued the placement agent five-year warrants for the purchase of up to 100,224 shares of common stock at $2.00 per share. In connection with the private placement of securities of the Company during the year ended December 31, 2015, the Company issued its placement agents five-year warrants for the purchase of a total of 270 shares of common stock at $2.00 per share, 109,931 shares of common stock at $1.15 (73,940 since adjusted to $0.4816) per share, 703,997 at $0.4816 per share (243,617 since adjusted to $0.329 prior to exercise) and 241,746 shares of common stock at $0.5254 per share.

A former senior lender received a warrant to purchase 76,228 shares of Company common stock at $9.00 per share. The warrant expires in October 2017. The exercise price of the warrant is subject to downward adjustment in the event of the subsequent sale of common stock or convertible debt at a lower price, as defined, prior to exercise of the warrant. As a result of this provision, the Company determined that the warrant should be accounted for as a liability carried at fair value. In December 2015, the exercise price was adjusted to $0.26 and the number of shares of Company common stock to be acquired was increased to 2,638,653 based on the sales price of shares sold in December 2015. The Company determined the value of the warrant to be $537,000 and $146,000 at December 31, 2015 and December 31, 2014, respectively.

As mentioned above, in October 2015, the Company entered into an Equity Exchange Agreement with Michael J. Hanson, one of the Company’s directors and a large shareholder of the Company, to exchange 382,809 shares of common stock previously issued to Hanson for a five year, fully vested warrant to purchase 756,618 shares of common stock at an exercise price of $1.35 per share.

From October 2015 through December 2015, the Company completed the sale of 2,605,000 shares of its common stock, pursuant to warrant exercises for total proceeds of approximately $1,171,000. As consideration for the warrants being exercised on a cash basis, the Company agreed to issue five-year replacement warrants, covering 110% of the number of shares purchased upon exercise of the existing warrants. Accordingly, replacement warrants covering a total of 2,865,500 shares of the Company’s common stock have been issued through December 31, 2015, including a total of 231,000 warrants which have anti-dilution exercise price protection. The fair value of those warrants with anti-dilutive exercise price protection, as of December 31, 2015, was approximately $43,000. The fair value of the remaining warrants, as determined using the Black-Scholes option pricing model on the date of grant, totaled approximately $568,000. In addition, warrants to purchase 243,617 shares of common stock were re-priced from $0.4816 per share to $0.329 on December 30, 2015, at a fair value expense of approximately $9,000, prior to the exercise of those warrants on December 30, 2015 for proceeds of $80,150. In relation to the warrants exercised during the year ended December 31, 2015, $931,577 of warrant liability was reclassified to Additional Paid in Capital related to warrants exercised with anti-dilutive exercise price protection.

On November 25, 2015, the Company issued an investor a five-year warrant to purchase 168,117 shares of common stock at $0.4816 per share, with a fair value of approximately $30,000, in consideration for the investor providing the Company sales referrals to various banks and credit unions.

On December 24, 2015, the Company re-priced certain of the aforementioned replacement warrants for the purchase of 467,500 shares of common stock from $0.4816 per share to $0.329 per share at a fair value expense of approximately $24,000.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, the Company entered into a thirty-day note payable with James L. Davis for $150,000 and Michael J. Hanson for $75,000. Under the note agreements, in lieu of interest, the Company agreed to issue five-year cashless warrants to purchase 250,000 and 125,000 shares of common stock at $0.329 per share to Messrs. Davis and Hanson, respectively. Additionally, for each 30 days the principal amount is outstanding, the Company will issue the note holders an additional 250,000 and 125,000 warrants, respectively, with the same terms as described above. On March 29, 2016, both notes were amended to change the due dates of the principal amounts owed to January 11 and January 31, 2017, under Messrs. Hanson’s and Davis’ notes, respectively. Messrs. Davis and Hanson will continue to earn the warrants on a 30-day basis until the principal is repaid.

The following is a summary of warrant activity for 2015 and 2014:

	Number of		Weighted
	Shares Issuable	Weighted Avg.	Remaining
	Under Warrants	Exercise Price	Life (Years)
Balance, December 31, 2013	407,904	$3.35
Issued	8,495,444	2.05
Balance, December 31, 2014	8,903,348	2.06	4.57
Issued	19,799,649	0.40
Exercised	(2,848,617)	0.44
Balance, December 31, 2015	25,854,380	0.73	3.98

The fair value of the warrants was determined using the Black-Scholes option pricing model and the following assumptions for the years ended December 31, 2015 and 2014:

Year Ended
	December 31, 2015	December 31, 2014
Expected term	1 to 5 Years	1.5 to 2.5 Years
Expected dividend	0%	0%
Volatility	27% to 96%	26% to 29%
Risk-free interest rate	0.25% to 1.37%	0.22% to 1.1%

13. Stock-Based Compensation and Benefit Plans

Stock Options, Restricted Stock Awards and Performance Awards

On February 9, 2010, the board of directors adopted the 2010 Equity Incentive Plan (2010 EIP). The plan was approved by its shareholders. Participants in the plan include its employees, officers, directors, consultants, or independent contractors. On February 12, 2014, the Board of Directors approved the assumption of the 2010 EIP as part of the reverse merger transaction with DE2; however, it was agreed that no new grants would be made from this plan. As of December 31, 2015, the number of common stock reserved for issuance under the 2010 EIP was 119,417 shares. On February 12, 2014, the board of directors also adopted the 2014 Stock Incentive Plan (2014 SIP) with an aggregate of 1,521,621 shares of common stock, $0.0001 par value per share. The plan will be administered by the Company’s Board of Directors or an authorized committee. The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant non-qualified (non-statutory) stock options for up to 100,000 common shares to new employees of the Company who are not officers of the Company during each fiscal year. Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares. Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors. No person is eligible to receive grants of stock options and SARs under the plan that exceed, in the aggregate, 400,000 shares of common stock in any one year. The term of each stock option shall be determined by the board or committee, but shall not exceed ten years. Vested stock options may be exercised in whole or part by the holder giving notice to the Company. Options under the plan may provide for the holder of the option to make payment of the exercise price by surrender of shares equal in value to the exercise price. Options granted to employees generally vest over two to three years. Stock awards granted to non-employee directors generally vest 50% on the grant date and 50% on the first anniversary of the date of the grant. Options expire five years from the date of grant.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During the year ended December 31, 2015, the Company issued options to purchase 1,727,250 shares, with exercise prices ranging from $0.55 to $1.50 per share. The aggregate fair value of options granted totaled approximately $395,000 for the year ended December 31, 2015. Of those options, options issued to executive management and directors outside of the 2014 SIP plan covered 1,273,750 shares and vest 1/3rd on date of grant and 1/3rd each of the first two anniversary dates thereafter. A total of 40,000 options issued to a director vested 100% on the grant date in January 2015.

In July 2015, the Company issued each non-executive Associate (employee) 2,000 restricted shares which cliff vested on December 31, 2015. Restricted stock awards are subject to forfeiture if employment terminates prior to the release of the restrictions. During the vesting period, ownership of the shares cannot be transferred. Restricted stock is considered issued and outstanding at the grant date and has the same voting rights as other common stock. The total aggregate restricted shares issued totaled 102,000, of which 18,000 were forfeited. The fair value of approximately $31,000 was recognized on a straight line basis through the end of 2015.

In November 2015, the Company issued certain non-executive Associates (employees) common stock under the 2014 Equity Incentive Plan as part of the Company’s quarterly Performance Bonus Plan. Cachet’s performance bonus plan is to provide incentive for associates to establish quarterly goals and objectives as defined by management and achieve those goals and objectives above the established criteria. The performance awards issued totaled 72,044 shares. The fair value of approximately $41,000 was recognized in 2015.

As of December 31, 2015, the Company had outstanding stock options totaling 725,500 shares granted under the 2014 SIP. As of this date, the 2010 EIP had outstanding stock options of 119,417 shares. The Company has also issued stock options outside of the SIP plan. As of December 31, 2015, the Company had outstanding stock options totaling 2,903,750 shares issued outside of the SIP plan.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the years ended December 31, 2015 and 2014 was as follows:

	Year Ended
	December 31, 2015	December 31, 2014
Stock-based compensation costs included in:
Cost of revenue	$55,774	$21,753
Sales and marketing expenses	91,009	51,803
Research and development expenses	104,851	41,365
General and administrative expenses	191,924	201,255
Total stock-based compensation expense	$443,558	$316,176

As of December 31, 2015 the total compensation cost related to unvested options awards not yet recognized was $211,499. That cost will be recognized over a weighted average period of 1.5 years. There were no options exercised during the years ended December 31, 2015 and 2014.

The estimated fair values of stock options granted and assumptions used for the Black-Scholes option pricing model were as follows:

	Year Ended
	December 31, 2015	December 31, 2014
Estimated Fair Value	$395,252	$339,671
Shares Issuable Under Options Granted	1,727,250	2,004,420
Expected Term	2 to 3 Years	2 to 3 Years
Expected Dividend	0%	0%
Volatility	26% to 48%	27% to 29%
Risk Free Interest Rate	0.22% to 1.08%	0.22% to 1.00%

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of stock option activity in 2015 and 2014:

				Weighted
	Number of			Remaining
	Shares Issuable	Weighted Avg.		Contractual	Intrinsic
	Under Options	Exercise Price		Life (Years)	Value
Balance, December 31, 2013	827,543	$3.49	*
Granted	2,004,420	1.50
Exercised	-	-
Forfeited or Expired	(127,376)	3.69
Balance, December 31, 2014	2,704,587	2.01	*	4.05	$61,875
Granted	1,727,250	0.92
Exercised	-	-
Forfeited or Expired	(683,170)	1.76
Balance, December 31, 2015	3,748,667	1.32		3.95	$-
Exercisable at December 31, 2015	2,634,371	1.48		3.72	$-

* Reflects the February 2014 and December 2014 exercise price adjustment.

Information with respect to common stock options outstanding and exercisable at December 31, 2015:

	Stock Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Price	Aggregate Intrinsic Value
$0.55 to $1.15	1,428,583	4.50	$0.83	$—	518,211	$0.84	$—
$1.35 to $1.50	2,200,667	3.62	1.50	—	2,004,660	1.50	—
$4.00	119,417	3.37	4.00	—	111,500	4.00	—
	3,748,667	3.95	$1.32	$—	2,634,371	$1.48	$—

The Company calculates the estimated expected life based upon historical exercise data. The risk-free interest rate assumption is based on observed interest rates appropriate for the term of the Company’s stock options. The Company estimates the volatility of its common stock at the date of grant based on the volatility of comparable peer companies that are publicly traded for periods prior to its public offering, and the Company includes its actual common stock trading to compute volatility for later periods. The dividend yield assumption is based on the Company’s history and expectation of no future dividend payouts.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2014 Associate Stock Purchase Plan

In September 2014 and August 2015, the Company’s Board of Directors and stockholders, respectively, approved the 2014 Associate Stock Purchase Plan, under which 500,000 shares were reserved for purchase by the Company’s associates (employees). The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. Total shares purchased by associates under the plan were 165,992 and 40,560 in the years ended December 31, 2015 and 2014, respectively.

14. Related Party Transactions

Balances with related parties consisting of members of the Board of Directors (collectively Affiliates) for borrowings and warrants were as follows:

	As of
	December 31, 2015	December 31, 2014
Debt held by related parties	$1,748,000	$1,350,000
Warrants held by related parties	10,365,466	4,265,009

	Year Ended
	December 31, 2015	December 31, 2014
Interest paid to related parties	$3,945	$237,596
Related party interest expense	$153,926	$1,608,372

15. Concentrations

The Company continues to rely on vendors to provide technology and licensing components that are critical to its solutions. In addition, the Company engaged a development firm located in Toronto, Canada beginning in March 2014 to augment its software development efforts. During the year ended December 31, 2015 and December 31, 2014, the Company expensed a total of $836,626 and $679,481, respectively, representing 12.5% and 10.1%, respectively, of its total supplier expenditures to this vendor. As of December 31, 2015, the Company had payables of $341,994 owed to a law firm for legal services, representing 30.8% of its accounts payable balance. As of December 31, 2014, the Company had total payables of $98,384 owed to the Toronto development firm, representing 13.2% of its accounts payable balance.

No customer accounted for more than 10% of the Company’s revenue for the years ended December 31, 2015 or 2014. As of December 31, 2015, the Company had receivables due from three customers of approximately $121,000, $113,000 and $95,000 representing 17.0%, 15.8% and 13.3%, respectively, of its gross accounts receivable balance. No customer accounted for more than 10% of its outstanding accounts receivable balance at December 31, 2014.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. Subsequent Events

Addendum to Financing Commitment Letter and Revolving Line of Credit Note

In February 2016, the Company entered into an addendum to the financing commitment letter dated July 30, 2014 to extend the maturity date to January 31, 2017 and maintain the interest rate at 10%. Cachet also agreed to make interest only payments on June 30, September 30 and December 31, 2016. The interest only payments are for interest accrued on the principal balance from February 1, 2016 to the date of payment. The outstanding principal ($598,000) and accrued interest balance is due in full on January 31, 2017. In addition, the Company entered into an addendum to the line of credit agreement dated as of May 7, 2014 with Mr. Hanson, where Mr. Hanson agreed to extend the maturity date for the repayment of principal outstanding of $1,000,000 from January 31, 2016 to January 31, 2017. Cachet also agreed to make interest only payments on June 30, September 30 and December 31, 2016. The interest only payments are for interest accrued on the principal balance from February 1, 2016 to the date of payment. The outstanding principal and accrued interest balance is due in full on January 31, 2017.

Financial Service Agreements

In January 2016, the Company entered into an agreement with an independent contractor to provide investor relations, capital raising services and other consulting duties. The agreement requires annual compensation for services of $100,000 as well as discretionary bonuses paid in cash or stock based on the consultant’s ability to complete particular projects for the Company. The term of this agreement is for 12 months from January 1, 2016. The agreement is cancelable by either party with a 30-day notice.

Demand Promissory Notes

In February 2016, the Company entered into a thirty-day note payable with James L. Davis for $150,000 and Michael J. Hanson for $75,000. Under the note agreements, in lieu of interest, the Company agreed to issue five-year cashless warrants to purchase 250,000 and 125,000 shares of common stock at $0.329 per share to Messrs. Davis and Hanson, respectively. Additionally, for each 30 days the principal amount is outstanding, the Company will issue the note holders an additional 250,000 and 125,000 warrants, respectively, with the same terms as described above. On March 29, 2016, both notes were amended to change the due dates of the principal amounts owed to January 11 and January 31, 2017, under Messrs. Hanson’s and Davis’ notes, respectively. Messrs. Davis and Hanson will continue to earn the warrants on a 30-day basis until the principal is repaid.

March 2016 Offering

From February 25, 2016 through the date hereof, the Company sold 3,678,378 shares of common stock in a private placement to accredited investors at a price of $0.37 per share together with five-year warrants to purchase 1,839,189 shares of common stock with an exercise price of $0.46 per share. The aggregate gross proceeds were $1,361,000.

Under the terms of the offering, for a period of 18 months, if the Company sells common stock or common stock equivalents at a per share purchase, exercise or conversion price (the “Adjusted Purchase Price”) less than $0.37 for a share of common stock, then the Company will issue additional shares of common stock to each purchaser in the offering. The amount of additional common stock so issued to each purchaser shall be equal to such purchasers (i) subscription amount divided by the Adjusted Purchase Price less (ii) all shares of common stock previously issued to such purchaser under this private placement. No additional warrants will be issued. The Adjusted Purchase Price shall not be less than $0.30 per share of common stock. Amounts and shares issued under the private placement shall be appropriately adjusted for combinations and subdivisions of the common stock.

In addition, if the Company, at any time during the first 18 months of the exercise period of the warrants and prior to the issuance of all of the shares under the warrants, shall issue any common stock or common stock equivalents entitling any person to acquire shares of common stock (other than certain exempt issuances) at an effective price per share less than the then-current exercise price (any such issuance being referred to as a “Dilutive Issuance”), then the exercise price shall be adjusted to match the lowest price per share at which such common stock was issued or may be acquired pursuant to such common stock equivalents in the Dilutive Issuance. The exercise price shall not be reduced below $0.375 per share (other than as may be adjusted for subdivisions, stock splits, stock dividends and combinations of our common stock).

Warrant Activity

The Company completed sales of shares of its common stock, pursuant to warrant exercises notices, for total proceeds of approximately $807,000 subsequent to year end 2015. As consideration for the 2,453,168 warrants being exercised on a cash basis, the Company agreed to issue five-year replacement warrants to purchase a total of 2,398,486 shares of its common stock with an exercise price of $0.329 per share.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger and Reorganization dated January 14, 2014, by and among the Company, Cachet Acquisition Co., a Minnesota corporation, and Cachet Financial Solutions Inc., a Minnesota corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 21, 2014)

2.2	Amendment No. 1 to Agreement and Plan of Merger and Reorganization dated February 11, 2014 (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

2.3	Asset Purchase Agreement with DeviceFidelity, Inc., dated March 4, 2014 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 5, 2014)

3.1	Amended and Restated Certificate of Incorporation, filed with the State of Delaware on March 18, 2014 (incorporated by reference to Exhibit 3.3 the Company’s Current Report on Form 8-K/A filed on February 14, 2014)

3.2	Series C Convertible Preferred Stock Certificate of Designation of Preferences, Rights, and Limitations dated June 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

3.3	Amended and Restated Bylaws, effective as of March 18, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K/A filed on February 14, 2014)

10.1	Loan and Security Agreement with Trooien Capital, LLC, dated December 10, 2013 (together with form of promissory note) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.2	Amendment No. 1 to Loan and Security Agreement dated effective as of May 1, 2014 by and between Trooien Capital, LLC and (incorporated by reference to Exhibit 10.10 to the Company’s Periodic Report on Form 10-Q filed on May 7, 2014)

10.3	Letter Amendment to Promissory Notes dated effective May 12, 2014 by and among Cachet Financial Solutions Inc. (Minnesota), the Company, and Trooien Capital, LLC (incorporated by reference to Exhibit 10.23 to the Company’s Amended Registration Statement on Form S-1/A filed on June 2, 2014)

10.4	Financing Commitment Letter with Michael J. Hanson and James L. Davis, dated as of July 30, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2014)

10.5	Addendum #1 to Commitment Letter between the Company, Michael J. Hanson, and James L. Davis, dated effective as of February 16, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2015)

10.6	Addendum #2 to Commitment Letter between the Company, Michael J. Hanson, and James L. Davis, dated effective as of October 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 30, 2015)

10.7	Addendum #3 to Commitment Letter between the Company and Michael J. Hanson, dated effective as of February 24, 2016 (filed herewith)

10.8	Revolving Line of Credit Note in favor of Michael J. Hanson, dated as of May 7, 2014 (incorporated by reference to Exhibit 10.11 to the Company’s Periodic Report on Form 10-Q filed on May 7, 2014)

10.9	Letter Agreement #1 Amending Revolving Line of Credit Note dated as of July 31, 2015 by and between Michael J. Hanson and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Periodic Report on Form 10-Q filed on August 12, 2015)

E-1

10.10	Letter Agreement #2 Amending Revolving Line of Credit Note dated as of February 24, 2016 (filed herewith)

10.11	Conversion Agreement with Trooien Capital, Michael J. Hanson, James L. Davis dated as of June 18, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Amended Registration Statement on Form S-1/A filed on June 23, 2014)

10.12	Amendment to Conversion Agreement with Michael J. Hanson and James L. Davis, dated as of December 16, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014)

10.13	Letter Agreement with James L. Davis and Michael J. Hanson dated as of June 24, 2014 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed on June 25, 2014)

10.14	Agreement between Michael J. Hanson and the Company as of February 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8–K filed on February 9, 2015)

10.15	Equity Exchange Agreement, effective October 6, 2015, by and between the Company and Michael J. Hanson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2015)

10.16	Demand Promissory Note dated February 1, 2016, by and between the Company and James L Davis (filed herewith)

10.17	Amendment #1 to Demand Promissory Note dated February 1, 2016 (filed herewith)

10.18	Demand Promissory Note dated February 11, 2016, by and between the Company and Michael J. Hanson (filed herewith)

10.19	Amendment #1 to Demand Promissory Note dated February 11, 2016 (filed herewith)

10.20	Securities Purchase Agreement by and among the Company and certain purchasers, including Form of Warrant as of February 24, 2016 (filed herewith)

10.21	Agreement with Aracle SPF IV, LLC, dated March 31, 2016 (filed herewith)

10.22	Term Note, effective December 14, 2012, made by The Margaret De Jong Trust in favor of the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 19, 2014)

10.23	Amendment to Term Note effective December 16, 2014 by and among The Margaret De Jonge Trust and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014)

10.24	Amendment #2 to Term Note effective May 4, 2015 by and among The Margaret De Jonge Trust and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Periodic Report on Form 10-Q filed on May 15, 2015)

10.25	Amendment #3 to Term Note effective November 2, 2015 by and among The Margaret De Jonge Trust and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2015)

10.26	Common Stock Purchase Agreement, dated October 12, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2015)

10.27	Registration Rights Agreement, dated October 12, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 14, 2015)

10.28	Employment Agreement with Bruce Whitmore, dated January 5, 2015 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on January 7, 2015)

E-2

10.29	Employment Agreement with Jeffrey C. Mack, dated February 28, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.30	Employment Agreement with Lawrence C. Blaney, dated February 28, 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.31	Form of Assignment and Assumption of Employment Agreement by and among Cachet Financial Solutions Inc., the Company and executive officers (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.32	Cachet Financial Solutions Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.33	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.34	2014 Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 10-Q filed on November 13, 2014)

10.35	Form of Non-Qualified Stock Option Agreement for Directors Outside the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014)

10.36	Form of Non-Qualified Stock Option Agreement For Employees Outside the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 19, 2014)

14	Code of Ethics (incorporated by reference to Exhibit 14 to Company’s Current Report on Form 8-K filed on February 12, 2014)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on April 14, 2015)

23	Consent of Independent Registered Public Accounting Firm of Lurie LLP. (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Series C Securities Purchase Agreement dated June 3, 2015 by and among the Company and certain purchasers, including Form of Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

99.2	Series B Securities Purchase Agreement by and among the Company and certain purchasers, including Form of Warrant as of February 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on February 4, 2015)

99.3	Series A Securities Purchase Agreement by and among the Company and certain Purchasers, as of September 19, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K on September 22, 2014)

99.4	Form of Warrant to Purchase Common Stock of the Company, issued to the Series A Purchasers under the Securities Purchase Agreement, as of September 19, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K on September 22, 2014)

99.5	Warrant to Purchase Common Stock issued to Michaelson Partners, LLC (f/k/a) Imperium Special Finance Fund, L.P.), dated October 26, 2012 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

101.0	Financials in XBRL Format

E-3