Form 10-Q
period 2016-03-31
CACHET FINANCIAL SOLUTIONS, INC.
filed 2016-05-16
CIK 1487906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2016

or

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

As of May 13, 2016, there were 42,203,643 shares of our common stock outstanding.

Cachet Financial Solutions, Inc.

Form 10-Q

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	March 31, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$396,700	$44,788
Accounts receivable, net	669,195	703,346
Deferred commissions	54,522	66,278
Prepaid expenses	538,614	285,640
TOTAL CURRENT ASSETS	1,659,031	1,100,052

PROPERTY AND EQUIPMENT, net	635,305	664,416
GOODWILL	204,000	204,000
INTANGIBLE ASSETS, net	514,354	631,636
DEFERRED COMMISSIONS	28,602	35,741
TOTAL ASSETS	$3,041,292	$2,635,845

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,578,189	$1,110,116
Accrued expenses	197,578	126,115
Accrued interest	745,785	631,611
Deferred revenue	747,307	890,186
Current maturities of capital lease obligations	335,088	320,581
Current portion of long-term debt	4,833,827	4,768,257
TOTAL CURRENT LIABILITIES	8,437,774	7,846,866

CAPITAL LEASE, net of current maturities	216,842	270,855
LONG TERM DEBT, net of current portion	399,557	192,000
WARRANT LIABILITY	4,219,482	2,799,662
DEFERRED REVENUE	366,140	459,519
ACCRUED RENT	130,332	120,384
TOTAL LIABILITIES	13,770,127	11,689,286

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Convertible preferred stock, $.0001 Par Value, 20,000,000 shares authorized, 43,530 and 44,030 shares issued and outstanding	4	4
Common shares, $.0001 Par Value, 500,000,000 shares authorized, 40,630,300 and 34,770,750 issued and outstanding	4,063	3,477
Additional paid-in-capital	63,107,198	60,222,749
Accumulated deficit	(73,840,100)	(69,279,671)
TOTAL SHAREHOLDERS’ DEFICIT	(10,728,835)	(9,053,441)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$3,041,292	$2,635,845

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
REVENUE	$1,459,560	$1,005,439

COST OF REVENUE	1,150,583	892,909
GROSS PROFIT	308,977	112,530

OPERATING EXPENSES
Sales and Marketing	938,260	955,353
Research and Development	444,534	884,971
General and Administrative	1,035,944	1,074,038
TOTAL OPERATING EXPENSES	2,418,738	2,914,362

OPERATING LOSS	(2,109,761)	(2,801,832)

INTEREST EXPENSE AND OTHER NON-CASH FINANCING EXPENSE	1,050,585	188,759

MARK-TO-MARKET WARRANT EXPENSE	1,396,126	159,521

OTHER EXPENSE	-	14,375
NET LOSS	(4,556,472)	(3,164,487)

LESS: CUMULATIVE UNPAID PREFERRED DIVIDENDS	(372,219)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,928,691)	$(3,164,487)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	36,834,726	18,754,072

Net loss per common share - basic and fully diluted	$(0.13)	$(0.17)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2015	44,030	$4	34,770,750	$3,477	$60,222,749	$(69,279,671)	$(9,053,441)
Conversion of preferred stock to common stock	(500)	-	151,975	15	(15)	-	-
Payment of preferred dividend paid with common stock	-	-	12,027	1	3,956	(3,957)	-
March 2016 equity offering, net of costs	-	-	3,137,837	314	1,046,536	-	1,046,850
Warrant exercises	-	-	1,997,168	200	656,868	-	657,068
Issuance of warrants	-	-	-	-	617,942	-	617,942
Conversion of warrant liability to Additional Paid-In-Capital	-	-	-	-	258,382	-	258,382
Issuance of common stock for professional services	-	-	465,000	46	172,004	-	172,050
Stock compensation expense, including issuance of performance stock awards to Associates	-	-	95,543	10	128,776	-	128,786
Net loss	-	-	-	-	-	(4,556,472)	(4,556,472)
Balance March 31, 2016	43,530	$4	40,630,300	$4,063	$63,107,198	$(73,840,100)	$(10,728,835)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
OPERATING ACTIVITIES
Net loss	$(4,556,472)	$(3,164,487)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount/amortization of financing costs	19,458	229,664
Change in fair value of warrant liability	1,678,202	-
Depreciation and amortization of intangibles	195,989	194,745
Stock compensation	128,786	70,906
Warrants and common stock issued for professional services	172,050	11,238
Amortization of deferred commissions	21,169	26,262
Debt/warrant inducement and share price adjustment	617,942	-
	(1,722,876)	(2,631,672)
Changes in operating assets and liabilities:
Accounts receivable	34,150	(242,591)
Deferred commissions	(2,274)	(40,531)
Prepaid and other expenses	(252,974)	5,659
Accounts payable	468,074	556,509
Accrued expenses	81,411	17,590
Accrued interest	114,174	(3,705)
Deferred revenue	(236,257)	(104,613)
Net cash used in operating activities	(1,516,572)	(2,443,354)

INVESTING ACTIVITIES
Purchase of fixed assets	(13,924)	(6,329)
Net cash used in investing activities	(13,924)	(6,329)

FINANCING ACTIVITIES
Proceeds from issuance of notes and warrants	375,000	750,000
Repayment of notes	(152,469)	(31,093)
Issuance of shares of common stock, net of costs	1,046,850	-
Warrant exercised	657,068	-
Issuance of shares of convertible preferred stock, net of costs	-	1,847,670
Repayment of capital lease	(86,992)	(3,424)
Proceeds from bank borrowing	69,088	-
Repayment of bank borrowing	(26,137)	(26,649)
Net cash provided by financing activities	1,882,408	2,536,504

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	351,912	86,821
CASH AND CASH EQUIVALENTS
Beginning of period	44,788	112,221
End of period	$396,700	$199,042

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$16,935	$121,967

NONCASH FINANCING TRANSACTIONS
Conversion of debt and interest to equity	-	250,000
Debt issuance costs in exchange for warrants	-	76,489
Fixed asset purchases in accounts payable cancelled	-	80,156
Fixed asset additions financed through capital lease	35,671	209,245
Common stock issued for preferred stock dividends	3,957	85,980
Conversion of warrant liability to additional paid-in-capital	258,382	420,090

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Business and Operations Overview

Cachet Financial Solutions, Inc. (the “Company” or “Cachet”) is a provider of technology solutions and services to the financial services industry. The Company’s solutions and services enable its clients—banks, credit unions and other types of financial institutions or financial service organizations—to provide their customers with remote deposit capture technology (“RDC”) and related services. The Company’s cloud based Software as a Service (“SaaS”) RDC solutions allow customers to scan checks remotely through their smart phones or other devices and transmit the scanned, industry compliant images to a bank for posting and clearing. In addition, the Company’s offerings include a mobile wallet solution which provides a virtual account for customers that do not have a bank account and is focused on the pre-paid card market. Through the Company’s cloud based SaaS mobile wallet offering the Company provides consumers the ability to deposit and withdraw funds, transfer funds, and pay bills with their mobile phone or tablet. The Company offers its services to financial institutions in the United States, Canada and Latin America. The Company’s business operations are conducted through our wholly owned subsidiary, Cachet Financial Solutions Inc., a Minnesota corporation.

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Cachet Financial Solutions Inc. as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015. The wholly owned subsidiary is the only entity with operational activity and therefore no intercompany transactions exist with the parent entity which would need to be eliminated. The unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information. Certain information and note disclosures included in the financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. The information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto in Form 10-K for the year ended December 31, 2015.

Certain prior period amounts were reclassified to conform to the current year’s presentation. None of these reclassifications had an impact on reported net loss for any of the periods presented.

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. From inception to March 31, 2016, the Company has an accumulated deficit of approximately $73.8 million, and current liabilities exceeded current assets by approximately $6.8 million. In 2016, the Company expects to continue to grow its client base and increase revenues through higher RDC transaction volumes and monthly active user fees (“MAUs”) from its Select Mobile Money offering. Nevertheless, the Company expects to continue to incur operating losses through December 31, 2016.

In 2015, the Company raised approximately $8.0 million in gross proceeds from various PIPE transactions, and the exercising of warrants and borrowed approximately $1.2 million, net principal from its directors. Since December 2015, the Company has extended debt and accrued interest payments of approximately $1.8 million due in January 2016 to January of 2017. In addition, the Company has raised approximately $1,361,000 in gross proceeds from a March 2016 equity offering, approximately $932,000 from warrant exercises and $225,000 from note agreements with two directors.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2015, the Company entered into a $10 million equity purchase agreement with Lincoln Park Capital Fund, LLC (the “Purchase Agreement”). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase, up to $10.0 million in shares, as described below, of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing November 6, 2015, the date that the registration statement was declared effective by the Securities and Exchange Commission. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day (a “Regular Purchase”), provided that at least one business day has passed since the most recent Regular Purchase, increasing to up to 200,000 shares, depending upon the closing sale price of the common stock. However, in no event shall a Regular Purchase be more than $500,000. The Company may also direct Lincoln Park at its sole discretion and subject to certain conditions, to purchase up to $100,000 worth of shares of common stock on any business day (an “Additional Purchase”), provided that at least six business days have passed since the most recent Additional Purchase was completed. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if the request is submitted on a Regular Purchase date and on that date the closing sale price of the common stock is not below $1.00. The Company may not sell shares of common stock to Lincoln Park under the Purchase Agreement (i) during certain periods related to a post-effective amendment to the related registration statement, (ii) at any time to the extent that the number of shares to be sold would result in the beneficial ownership by Lincoln Park and its affiliates exceeding 9.99% of the then outstanding shares of the common stock and (iii) if the Company is not in compliance with the terms and conditions of the Purchase Agreement.

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

Summary of Significant Accounting Policies

Further information regarding the Company’s significant accounting policies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reflects the amounts used in determining loss per share:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net loss	$(4,556,472)	$(3,164,487)
Less: Cumulative unpaid preferred stock dividends	(372,219)	—
Net Loss attributable to common stockholders	(4,928,691)	(3,164,487)
Weighted average common shares outstanding	36,834,726	18,754,072
Net loss per common share – basic and diluted	$(0.13)	$(0.17)

The following potential common shares were excluded from the calculation of diluted loss per share from continuing operations and diluted net loss per share attributable to common stockholders because their effect would have been anti-dilutive for the periods presented:

	As of
	March 31, 2016	March 31, 2015
Convertible Preferred Stock	14,362,380	-
Stock Options	4,773,314	2,868,140
Warrants	28,648,017	11,745,052
	47,783,711	14,613,192

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates include the Company’s ability to continue as a going concern, allowance for doubtful accounts, assumptions used to value stock options and warrants, conversion incentive and share purchase price adjustment, and the value of shares of common stock issued for services.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. The ASU will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. The Company has adopted this ASU as of March 31, 2016 on a retrospective basis. Refer to Note 5 “Financing Arrangements” and Note 7 “Commitments and Contingencies” for further details.

In January 2016, the FASB issued ASU 2016-01 “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity instruments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts the financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU does not apply to equity method investments or investments in consolidated subsidiaries. The new standard will be effective for us for the year ended December 31, 2018, with early adoption permitted and amendments to be applied as a cumulative-effect adjustment to the balance sheet in the year of adoption. We are currently evaluating the impact of the ASU on our consolidated financial statements and disclosures.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU affect entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. This ASU will become effective for the Company on January 1, 2017. Early adoption is permitted in any interim or annual period. We are currently evaluating the impact of this the ASU on our consolidated financial statements.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Note Receivable

The Company has a note receivable, bearing interest at 5%, for fees being refunded for an unsuccessful capital raising transaction. The note has a face value of $501,000 and was due in October 2013. The collectability of this note is uncertain and the Company has established a reserve for 100% of the balance owed as of March 31, 2016 and December 31, 2015. In February 2015 the Company obtained a default judgment in our favor relating to such note in the amount of approximately $542,000 (including interest). As of March 31, 2016, this amount has not been collected. Due to the financial limitations of the judgment debtor, the Company continues to believe the collectability of the note is uncertain and therefore maintains a reserve for 100% of the balance owed.

3. Prepaid Expenses

Prepaid expenses primarily consist of prepayment of licenses and maintenance fees, or deposits with, the providers of RDC software capabilities to the Company.

4. Property and Equipment

Property and equipment consists of the following:

	As of
	March 31, 2016	December 31, 2015
Computer equipment	$235,043	$227,206
Data center equipment	1,011,173	1,011,173
Purchased software	733,901	692,143
Furniture and fixtures	89,774	89,774
Leasehold improvements	75,103	75,103
Total property and equipment	2,144,994	2,095,399
Less: accumulated depreciation	(1,509,689)	(1,430,983)
Net property and equipment	$635,305	$664,416

Depreciation expense was approximately $79,000 and $47,000 for the three months ended March 31, 2016 and 2015, respectively.

5. Financing Arrangements

The Company has obtained debt financing through bank loans and loans from directors and other affiliated parties and unaffiliated third party investors. Certain of the debt was issued with warrants that permit the investor to acquire shares of the Company’s common stock at prices as specified in the individual agreements. See Note 10 for additional information regarding conversions of debt and accrued interest into common stock during the three months ended March 31, 2016.

The Company adopted ASU 2015-03 during the first quarter of 2016. Pursuant to the guidance in ASU 2015-03, the Company has reclassified unamortized deferred financing costs associated with certain outstanding debt in the previously reported Consolidated Balance Sheet as of December 31, 2015.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following is a summary of debt outstanding:

	As of
	March 31, 2016	December 31, 2015
Notes Payable to Directors and Affiliates	$1,973,000	$1,748,000
Convertible Term Loan, due December 2016, interest at 10%	2,300,000	2,300,000
Series Subordinated Note, due January 2016, interest at 12%	415,398	415,398
Notes Payable, due the earlier of raising $10 million in proceeds from private placements or April 2016, interest between 8.25% and 12%	72,018	74,486
Note Payable, due August 2021, interest 0%	192,000	192,000
Installment Note Payable – Bank	303,900	260,949
Total	5,256,316	4,990,833
Unamortized deferred financing costs	(22,932)	(30,576)
Total debt, net	5,233,384	4,960,257
Less: current maturities	4,833,827	4,768,257
Long-term portion	$399,557	$192,000

Future maturities of long-term debt at March 31, 2016 are as follows:

Nine months ending December 31, 2016	$3,006,879
2017	1,932,450
2018	115,129
2019	9,858
2020	-
2021	-
Thereafter	192,000
$5,256,316

Notes Payable to Directors and Affiliates

In May 2014, the Company entered into a $1.5 million line-of-credit agreement with Michael Hanson, a director. The original terms of the line-of-credit agreement provided for a stated interest rate of 10% on the principal amount outstanding. There are no financial covenants with the line of credit. Through the second quarter of 2014, the Company had drawn down the entire $1,500,000 under this facility. On June 24, 2014, the Company entered into a letter agreement, with two directors, in which Mr. Hanson agreed to convert $500,000 of the principal related to the $1.5 million line-of-credit outstanding into 416,667 shares of common stock and also received five-year warrants to purchase 333,333 shares of the Company’s common stock at an exercise price of 125% of the IPO price or $1.88 per share. In addition, Mr. Hanson agreed to amend the repayment terms of the line-of-credit to occur on the earlier of (a) raising an aggregate gross proceeds in one or more financing transactions (other than the IPO) of at least $10 million or (b) July 31, 2015. In July 2015, Mr. Hanson agreed to amend the repayment terms of the line-of-credit to occur on the earlier of (a) raising aggregate gross proceeds in one or more financing transactions of at least $10 million or (b) December 31, 2015. In February 2016, Mr. Hanson agreed amended the terms of the line-of-credit to extend the maturity date to January 31, 2017. The Company also agreed to make interest-only payments on June 30, 2016, September 30, 2016 and December 31, 2016. The interest-only payments are for interest accrued on the principal balance from February 1, 2016 to date of payment. The outstanding principal and accrued interest balance is due in full on January 31, 2017. The amount of principal owed under the $1.5 million line of credit as of March 31, 2016 and December 31, 2015 was $1,000,000 plus accrued interest of $196,904 and $171,973, respectively.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the Company completing its IPO on July 14, 2014, the Company determined there was a beneficial conversion feature related to the $1.0 million outstanding balance of the line of credit which totaled $250,000. This amount was recorded as a discount to the debt and was amortized into interest expense through the amended maturity date of July 31, 2015. For the three months ended March 31, 2015, the Company recorded interest expense of $62,499 related to amortization expense associated with the beneficial conversion feature. The unamortized balance of the beneficial conversion feature as of March 31, 2015 was approximately $83,000.

On July 30, 2014, the Company entered into a financing commitment letter with Messrs. Hanson and Davis to lend the Company up to $2.5 million through December 31, 2014, bearing interest at 10%, and due January 31, 2015, which was later extended to January 31, 2016. The terms provided if any portion of the notes issued under the commitment letter were outstanding beyond January 31, 2015, the default interest rate would be adjusted to 18%. As of December 31, 2014, $350,000 was outstanding. In January 2015, the Company received advancements totaling $350,000. On February 3, 2015, Michael Hanson, one of our directors, converted $250,000 of the amount owed into 217,391 shares of Series B Convertible Preferred Stock (which Series B Convertible Preferred Stock was converted into common stock on February 27, 2015). Also in February 2015, the Company amended the terms of the commitment letter to extend the repayment of the outstanding principal balance owed as of that date of $450,000 to January 31, 2016 at a rate of 10% per annum. As part of the amendment, the directors did not renew the remaining amount available under the original terms of the commitment letter. In June 2015, Michael Hanson converted $102,000 of the amount owed into 1,020 shares of Series C Convertible Preferred Stock and also received a five-year warrant to purchase 232,983 shares of common stock at $0.4816 per share (since adjusted to $0.329 per share.) On October 23, 2015, the Company entered into an addendum to the financing commitment letter under which Mr. Hanson agreed to an additional advancement of $250,000. In February 2016, the Company amended the terms of the commitment letter to extend the maturity date to January 31, 2017 and maintain the interest rate at 10%. The Company also agreed to make interest only payments on June 30, 2016, September 30, 2016 and December 31, 2016. The interest-only payments are for interest accrued on the principal balance from February 1, 2016 to date of payment. The outstanding principal and accrued interest balance is due in full on January 31, 2017. The total principal amount outstanding under the commitment letter equaled $598,000 at March 31, 2016 and December 31, 2015 plus accrued interest of $69,766 and $54,857, respectively.

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

In February 2016, the Company entered into a thirty-day note payable with James L. Davis for $150,000 and Michael J. Hanson for $75,000. Under the note agreements, in lieu of interest, the Company agreed to issue five-year cashless warrants to purchase 250,000 and 125,000 shares of common stock at $0.329 per share to Messrs. Davis and Hanson, respectively. Additionally, for each 30 days the principal amount is outstanding, the Company will issue the note holders an additional 250,000 and 125,000 warrants, respectively, with the same terms as described above. On March 29, 2016, both notes were amended to change the due dates of the principal amounts owed to January 11 and January 31, 2017, under Messrs. Hanson’s and Davis’ notes, respectively. Messrs. Davis and Hanson will continue to earn the warrants on a 30-day basis until the principal is repaid. As of March 31, 2016, Messrs. Davis and Hanson have received a total of 500,000 and 250,000 warrants, respectively. The Company has recognized non-cash expense to date of approximately $138,000 on Messrs. Davis and Hanson’s warrants, which represents the fair value of the warrants as determined using the Black-Scholes option pricing model.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The balance of the note as of March 31, 2016 and December 31, 2015 was $2.3 million plus accrued interest of $427,616 and $370,274, respectively.

Series Subordinated Note

The series subordinated note totaling $613,808 in principal and $100,745 of accrued interest as of December 31, 2014 was originally due in December 2014. In December 2014, the Company amended the terms of the note to include monthly installments of $50,000 due December 2014 and an additional $50,000 due at the end of each following month through April of 2015, when the remaining principal balance and related accrued interest becomes due. In May 2015, the Company entered into an amendment of the note to extend the maturity date from April 30, 2015 to December 31, 2015. Under the amended note, the Company was required to make monthly payments of $50,000 beginning May 31, 2015 and continuing to December 31, 2015, which time any remaining principal and unpaid accrued interest would become due. As of October 31, 2015, the Company had not paid the $50,000 monthly installments since August 2015. On November 2, 2015, the Company renegotiated the terms of the note. Under the amended terms, payments of $30,000 were due on each of November 15, 2015, December 15, 2015 and January 15, 2016, with the remaining balance of accrued, unpaid interest and principal due on January 31, 2016. As of May 13, 2016, the Company has not paid the $30,000 monthly installments since December 2015. On March 31, 2016, the holder of the note commenced an action against the Company in Hennepin County Court in the State of Minnesota alleging the Company breached the terms of the note. The law suit alleges the Company owes the note holder $694,869 plus interest and assessments accruing after April 1, 2016. The Company disputes the allegations of the note holder and intends to vigorously defend the claim. The principal balance on the note as of March 31, 2016 and December 31, 2015 was $415,398. The accrued interest owed as of March 31, 2016 and December 31, 2015 was $14,476 and $2,049.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Notes Payable, due April 2016

In January 2014, the Company assumed notes payable totaling $74,486 related to the acquisition of DE2. The original terms of the notes required repayment on the earlier of January 31, 2016 or the date the Company completes a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. The reverse merger was completed in February 2014, and the terms of the note were amended to state that the principal and related accrued interest is due the earlier of January 31, 2016 or the date the Company completes one or more private placements of debt or equity securities resulting in aggregate proceeds of $10,000,000. In March 2016, the Company paid off one of the notes with a principal and interest balance of approximately $3,500 and amended all other notes to change the earlier of date from January 31, 2016 to April 30, 2016. A warrant for the issuance of 75,000 shares with an exercise price of $0.35 was issued in consideration for the note extensions. As of May 13, 2016, the remaining notes and accrued interest have not been paid.

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

Installment Note Payable – Bank

In April 2015, the Company entered into a new installment note with a bank for approximately $330,000. The Company received the net amount between a previous note and the new note or $113,000, which was primarily used for working capital purposes. The new note bore interest at the prime rate plus 1%, but not less than 5%. The note was due on demand; if no demand was made then the note was due in monthly payments of $9,903 from May 2015 through May 2018. Borrowings remained secured by substantially all of the Company’s property and are guaranteed by three of the Company’s directors. In January 2016, the Company entered into a new installment note replacing the above mentioned note. The balance of the existing note totaled approximately $261,000, while the new note was issued for approximately $330,000. The company received the net amount between the two notes or $69,000, which was primarily used for working capital purposes. The new note bears interest at the prime rate plus 1%, but not less than 5%. The note is due in monthly payments of $9,901 from February 2016 through January 2019. The principal balance as of March 31, 2016 and December 31, 2015 was $303,900 and $260,949, respectively.

Other Information Regarding Debt

The prime interest rate was 3.50% at March 31, 2016 and December 31, 2015.

As a result of either the short term duration or recency of its financings, the Company believes that the fair value of its outstanding debt approximates market value.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Employee Benefit Plan

The Company has a defined contribution 401(k) saving plan covering all employees satisfying certain eligibility requirements. The plan permits, but does not require, Company contributions; the Company did not make any contributions for the three months ended March 31, 2016 and 2015.

7. Commitments and Contingencies

Operating Leases

The Company leases approximately 22,000 square feet of office space in Chanhassen, Minnesota. The lease commenced on May 1, 2012 and extends through August 31, 2016. In August 2015, the Company amended the terms of the lease agreement to extend the term through January 2022. In addition to the office space, the Company leases certain office furniture and equipment under operating leases through November 2018. The Company has two vehicles on 36-month leases which commenced in January and June 2015. The Company also entered into a lease agreement in April 2014 for a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of the acquisition of Select Mobile Money. The lease commenced on May 1, 2014 and extends through June 30, 2017. The Company has sub-leased the Dallas, Texas office space, commencing on November 19, 2015 and expiring on June 30, 2017. Rent expense under all leases for the three months ended March 31, 2016 and 2015 were $101,510 and $126,978, respectively.

The Company’s headquarters office space lease calls for rent increases over the term of the lease. The Company records rent expense on a straight line basis using average rent for the term of the lease. The excess of the expense over cash rent paid is shown as accrued rent.

The Company also has various computer leases with three year terms. The Company is recording the expense on a monthly basis.

Total future minimum contractual lease payments for all operating leases are as follows:

Nine months ending December 31, 2016	$269,977
2017	292,245
2018	241,894
2019	241,275
2020	247,726
Thereafter	276,563
$1,569,680

Capital Leases

The Company adopted ASU 2015-03 during the first quarter of 2016. Pursuant to the guidance in ASU 2015-03, the Company has reclassified unamortized deferred financing costs associated with certain capital leases in the previously reported Consolidated Balance Sheet as of December 31, 2015.

The Company entered into a master capital lease arrangement with one of its directors from March 2015 to November of 2015 for certain computer equipment and software licenses with an imputed interest rate ranging from 3.8% to 18% per year. The total cost and accumulated amortization included in property and equipment as of March 31, 2016 totaled approximately $671,000 and $189,000, respectively.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also entered into a capital lease with a third-party leasing company, which was co-guaranteed by one of its directors, for prepaid software licenses totaling $252,628. The lease carries an imputed interest rate of 10% per year and requires monthly payments of $10,759 per month through July 2017.

Future lease payments under capital leases are as follows:

Nine months ending December 31, 2016	$309,353
2017	319,976
2018	25,572
2019	10,009
2020	2,836
Total payments	667,746
Less: portion representing interest	(34,402)
Principal portion	633,344
Less: unamortized deferred financing costs	(81,414)
Capital lease balance	551,930
Less: current portion	(335,088)
Long-term portion	$216,842

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

Litigation

An entity named Cachet Banq contacted us in December 2010 relative to their U.S. Trademark Registration No. 2,857,465 (registered on June 29, 2004) for the standard character mark CACHET covering “financial services, namely automated clearing house processing services for the payroll service industry.” Cachet Banq has alleged that our use of “CACHET” infringes on their federal trademark registration. On March 4, 2013, Cachet Banq filed a trademark infringement lawsuit against the Company in the United States District Court for the Central District of California. The parties filed cross motions for summary judgment. The initial brief was filed on May 30, 2014, replies were filed on June 26, 2014 and the court took these motions under advisement on July 8, 2014. We have denied that our use of the character mark CACHET infringes on Cachet Banq’s purported rights in their mark, and will vigorously defend this and any similar claims made by Cachet Banq in the future. On September 21, 2015, the Court issued an order (1) granting Cachet Banq’s motion for summary judgment, (2) denying our motion for summary judgment, and (3) ordering the parties to submit memoranda regarding remedies. Following briefing in the Fall of 2015, the Court granted an additional period for discovery regarding remedies and ordered that the parties submit additional briefs on remedies. In its memorandum to the Court, Cachet Banq stated that it is not presently seeking any monetary damages and is only seeking an injunction and their attorney’s fees. However, Cachet Banq has not amended its pleading to remove the claim for damages. The parties are currently awaiting the Court’s decision on remedies. In any event, the Company believes that the Court’s order granting Cachet Banq’s motion for summary judgment was in error, and plans to appeal its decision.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 31, 2016, the holder of our series subordinated note, referred to in Note 5, commenced an action against us in Hennepin County Court in the State of Minnesota alleging we breached the terms of the note. The law suit alleges Cachet owes the note holder $694,869 plus interest and assessments accruing after April 1, 2016. As of March 31, 2016, the Company had recorded $415,398 of outstanding debt and $14,476 of accrued interest related to this matter. We dispute the allegations of the note holder, submitted an answer to the claim, and intend to vigorously defend the claim.

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

In August 2015, the Company entered into an agreement with a firm to provide investor relations and financial advisory services. The initial six month term of the agreement required the issuance of 400,000 shares of the Company common stock and payments totaling $30,000. After the initial six month term, the Company has the option to extend for an additional six months which would require issuing the firm an additional 400,000 shares of common stock and payments totaling $30,000. In February 2016, the Company renewed the services agreement and issued the firm an additional 465,000 of common stock for another six months of investor relations and financial advisory services.

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

8. Income Taxes

The Company has not recorded a current or deferred tax provision for the three months ended March 31, 2016 or 2015 due to the Company’s net losses and the uncertainty of realization of any related tax benefit in the future. Due to the full valuation allowance on the Company’s net deferred tax assets, there was no deferred tax benefit or provision recorded as a result of the tax status conversion from an S corporation to a C corporation effective January 1, 2014.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recognizes tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of March 31, 2016 or December 31, 2015. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in unrecognized tax positions over the next twelve months.

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

Goodwill was $204,000 as of March 31, 2016. The Company conducted its annual goodwill impairment test as of December 31, 2015 and determined there to be no indication of impairment. The Company will continue to monitor conditions and changes that could indicate an impairment of goodwill.

As of March 31, 2016, the Company determined that no triggering events had occurred since December 31, 2015 and the Company’s finite-lived assets and long-lived assets were not impaired.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Identified intangible assets are summarized as follows:

	Amortizable	March 31, 2016
	Period	Gross	Accumulated	Net
	(years)	Assets	Amortization	Assets
Customer Contracts	3 - 5	$783,631	$(551,067)	$232,564
Proprietary Software	3	917,000	(635,210)	281,790
Total identified intangible assets		$1,700,631	$(1,186,277)	$514,354

	Amortizable	March 31, 2015
	Period	Gross	Accumulated	Net
	(years)	Assets	Amortization	Assets
Customer Contracts	3 - 5	$1,000,000	$(297,702)	$702,298
Proprietary Software	3	917,000	(329,546)	587,454
Total identified intangible assets		$1,917,000	$(627,248)	$1,289,752

Amortization expense for identified intangible assets is summarized below:

			Statement of
	Three Months Ended		Operations
	March 31, 2016	March 31, 2015	Classification
Customer Contracts	$40,866	$70,833	Cost of Revenue
Proprietary Software	76,416	76,416	Cost of Revenue
Total amortization on identified intangible assets	$117,282	$147,249

Based on the identified intangible assets recorded at March 31, 2016, future amortization expense is expected to be as follows:

Nine months ending December 31, 2016	$351,847
2017	114,429
2018	38,461
2019	9,616
$514,353

10. Shareholders’ Equity

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Both the Series A Convertible Preferred Stock and the Series B Convertible preferred stock entitled their holders to an 8% per annum dividend, payable quarterly in cash or in kind (or a combination of both) as determined by the Company. Subject to certain customary exceptions, our Series A Convertible Preferred Stock had full-ratchet conversion price protection in the event that the Company issued common stock below the conversion price, as adjusted, until the earlier of (i) 180 days from the closing or (ii) such time as the Company shall have obtained, after the closing, financing aggregating to at least $5 million. The warrants issued to purchasers of the Series A Convertible Preferred Stock contain similar full-ratchet exercise price protection in the event that the Company issues common stock below the exercise price, as adjusted, again subject to certain customary exceptions. On February 3, 2015, the Company issued the Series B Convertible Preferred Stock at $1.15 per share, resulting in an adjustment to (i) the conversion price of the Series A Convertible Preferred Stock from $1.50 per share to $1.15 per share and (ii) and the exercise price of the warrants issued therewith, from $2.00 per share to $1.15 per share (since adjusted to $0.329 per share). Since the Company raised an aggregate of more than $5 million, these full-ratchet price protections can no longer be triggered.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In March 2016, an investor converted 500 shares of Series C Convertible Stock at the then conversion price of $0.329 per share, as well as received credit for all unpaid cumulative dividends earned through the date of conversion. The investor received a total of 164,002 shares of common stock.

Common Stock

The following common stock issuances are in addition to the common stock issued as part of converting the Series A, B and C Convertible Preferred Stock referenced above:

In February 2016, the Company issued a firm 465,000 shares of common stock as part of compensation for six months of investor relations and financial advisory services.

From February 25, 2016 through March 31, 2016, the Company sold 3,137,837 shares of common stock in a private placement to accredited investors at a price of $0.37 per share together with five-year warrants to purchase 1,568,919 shares of common stock with an exercise price of $0.46 per share (warrants for 540,541 shares since adjusted to $0.375 per share). The aggregate gross proceeds were $1,161,000.

Warrants

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

In February 2015, the Company issued a five-year warrant for the purchase up to 407,614 shares of common stock at $1.15 per share to a director of the Company in consideration for the director leasing certain IT equipment to the Company. The total fair value of the warrant as determined using the Black-Scholes option pricing model totaled $76,489. This amount is being expensed over the three year lease term. In June 2015, the exercise price of the warrant was reduced to $0.4816 (since adjusted to $0.329) and modified to the same terms provided to the warrants issued in the Series C Preferred Stock offering. The incremental fair value of the modification totaled $28,578 and is being amortized over the remainder of the three year lease term. The fair value of the warrant as of March 31, 2016 was $71,619.

During the three months ended March 31, 2015, the Company issued five-year warrants to purchase 9,000 shares of the common stock at a per share price of $2.00 (since adjusted to $0.329 per share) as part of issuing 9,000 shares of Series A Convertible Preferred Stock. Additionally, the Company issued five-year warrants to purchase 2,065,891 shares of common stock at a per share price of $1.15 (since adjusted to $0.329 per share) as part of issuing 2,065,891 shares of Series B Convertible Preferred Stock. As mentioned above, since the Company exceeded the $5.0 million of gross proceeds threshold in February 2015, the full-ratchet provisions provided in the terms of the warrants expired and at which time the warrant liability was classified to additional paid in capital.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the private placement of securities of the Company during the three months ended March 31, 2015, the Company issued its placement agents five-year warrants for the purchase of a total of 270 shares of common stock at $2.00 per share, 109,931 shares of common stock at $1.15 (73,940 shares since adjusted to $0.4816) per share.

The Company also issued five-year warrants to purchase 10,057,119 shares of common stock at a per share price of $0.4816 (since adjusted to $0.329) as part of issuing 44,030 shares of Series C Convertible Preferred Stock. In addition, the Company modified the terms of the warrants issued in the Series A & B Convertible Stock offering to the same terms offered to the warrant holders in the Series C offering. In addition, the exercise price of the warrants issued to the former Series A and B Preferred Stock holders was reduced from $1.15 to $0.4816 (since adjusted to $0.329 per share). After the modification, the terms of the warrant holders in the Series A, B & C Preferred Stock offering all have exercise price anti-dilution protection. The fair value of the outstanding warrants related to the Series A, B & C Preferred Stock as of March 31, 2016 totaled $3,065,195.

A former senior lender received a warrant to purchase 76,228 shares of Company common stock at $9.00 per share. The warrant expires in October 2017. The exercise price of the warrant is subject to downward adjustment in the event of the subsequent sale of common stock or convertible debt at a lower price, as defined, prior to exercise of the warrant. As a result of this provision, the Company determined that the warrant should be accounted for as a liability carried at fair value. In June 2015, the exercise price was adjusted to $0.35 and the number of shares of Company common stock to be acquired was increased to 1,960,143 based on the Series C Preferred offering. In December 2015, the exercise price was adjusted to $0.26 and the number of shares of Company common stock to be acquired was increased to 2,638,653 based on the sales price of shares sold in December 2015. The Company determined the value of the warrant to be $804,000 and $49,000 at March 31, 2016 and 2015, respectively.

In January 2014, the Company assumed notes payable totaling $74,486 related to the acquisition of DE2. The original terms of the notes required repayment on the earlier of January 31, 2016 or the date the Company completes a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. The reverse merger was completed in February 2014, and the terms of the note were amended to state that the principal and related accrued interest is due the earlier of January 31, 2016 or the date the Company completes one or more private placements of debt or equity securities resulting in aggregate proceeds of $10,000,000. In March 2016, the Company paid off one of the notes with a principal and interest balance of approximately $3,500 and amended all other notes to change the earlier of date from January 31, 2016 to April 30, 2016. As of the May 13, 2016, the remaining notes and accrued interest have not been paid. A warrant for the issuance of 75,000 shares with an exercise price of $0.35 (since re-priced to $0.329) was issued in consideration for the note extensions. The warrant has exercise price anti-dilution protection for 180 days from date of grant. The Company has recognized non-cash expense to-date of approximately $11,000 which represents the fair value of the warrants as determined using the Black-Scholes option pricing model.

On January 29, 2016, the Company entered into a thirty-day note payable with a private investor for $150,000. In lieu of interest, the Company agreed to issue a five-year cashless warrant to purchase 250,000 shares of common stock at $0.329 per share. Additionally, for each 30 days the principal amount was outstanding, the Company agreed to issue the note holders an additional warrant for 250,000 shares with the same terms as described above. On February 28, 2016, a warrant for an additional 250,000 shares was issued. On March 7, 2016, the Company repaid the note. On the same day, the noteholder exercised the warrants for the 500,000 shares associated with the note for total proceeds to the Company of $164,500. As consideration for the warrants being exercised on a cash basis, the Company agreed to issue a five-year replacement warrant, covering 50% of the number of shares purchased upon exercise of the existing warrants, or 250,000 shares, at an exercise price of $0.329 per share. The Company has recognized non-cash expense of approximately $80,000 on the warrants issued for the note and $56,000 on the replacement warrant, as determined using the Black-Scholes option pricing model on the date of grant.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, the Company entered into a thirty-day note payable with James L. Davis for $150,000 and Michael J. Hanson for $75,000. Under the note agreements, in lieu of interest, the Company agreed to issue five-year cashless warrants to purchase 250,000 and 125,000 shares of common stock at $0.329 per share to Messrs. Davis and Hanson, respectively. Additionally, for each 30 days the principal amount is outstanding, the Company will issue the note holders an additional 250,000 and 125,000 warrants, respectively, with the same terms as described above. On March 29, 2016, both notes were amended to change the due dates of the principal amounts owed to January 11 and January 31, 2017, under Messrs. Hanson’s and Davis’ notes, respectively. Messrs. Davis and Hanson will continue to earn the warrants on a 30-day basis until the principal is repaid. As of March 31, 2016, Messrs. Davis and Hanson have received a total of 500,000 and 250,000 warrants, respectively. The Company has recognized non-cash expense to date of approximately $138,000 on Messrs. Davis and Hanson’s warrants, which represents the fair value of the warrants as determined using the Black-Scholes option pricing model.

From February 25, 2016 through March 31, 2016, the Company sold shares of common stock in a private placement, as mentioned above. The warrants issued to purchasers of those shares contain anti-dilution exercise price protection in the event the Company issues common stock or common stock equivalents below the current exercise price, to a floor of $0.375 per share, subject to certain customary exceptions. The Company recognized non-cash expense of approximately $282,000 for the warrant liability which represented an initial fair value of the warrants as determined using the Black-Scholes option pricing model. On March 2, 2016, the Company issued warrants with an exercise price of $0.329 per share, which triggered an exercise price adjustment to $0.375 per share for warrants to purchase 540,541 shares which were issued prior to March 2, 2016 in this private placement. Since the exercise price was no longer subject to adjustment, the then current warrant liability balance of approximately $78,000 was classified to additional paid in capital.

During the three months ended March 31, 2016, the Company completed the sale of 1,497,168 shares of its common stock, pursuant to warrant exercises for total proceeds of approximately $493,000. As consideration for the warrants being exercised on a cash basis, the Company agreed to issue five-year replacement warrants, covering 110% of the number of shares purchased upon exercise of the existing warrants, at an exercise price of $0.329 per share. Accordingly, replacement warrants covering a total of 1,646,886 shares of the Company’s common stock have been issued through March 31, 2016. The fair value of these warrants, as determined using the Black-Scholes option pricing model on the date of grant, totaled approximately $299,000. In addition, warrants to purchase 663,117 shares of common stock were re-priced from $0.4816 per share to $0.329 in January 2016, at a fair value expense of approximately $33,000. In relation to the warrants exercised during the three months ended March 31, 2016, $179,973 of warrant liability was reclassified to Additional Paid in Capital related to warrants exercised with anti-dilutive exercise price protection.

The following is a summary of warrant activity for the three months ended March 31, 2016:

	Number of		Weighted
	Shares Issuable	Weighted Avg.	Remaining
	Under Warrants	Exercise Price	Life (Years)
Balance, December 31, 2015	25,854,380	0.73	3.98
Issued	4,790,805	0.36
Exercised	(1,997,168)	0.33
Balance, December 31, 2016	28,648,017	0.69	3.88

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of the warrants granted was determined using the Black-Scholes option pricing model and the following assumptions for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Expected term	2.5 Years	2.5 to 5 Years
Expected dividend	0%	0%
Volatility	65% to 75%	27%
Risk-free interest rate	0.81% to 1.31%	0.85% to 1.37%

11. Stock-Based Compensation and Benefit Plans

Stock Options and Performance Awards

On February 9, 2010, the board of directors adopted the 2010 Equity Incentive Plan (2010 EIP). The plan was approved by its shareholders. Participants in the plan include its employees, officers, directors, consultants, or independent contractors. On February 12, 2014, the Board of Directors approved the assumption of the 2010 EIP as part of the reverse merger transaction with DE2; however, it was agreed that no new grants would be made from this plan. As of March 31, 2016, the number of common stock reserved for issuance under the 2010 EIP was 117,750 shares. On February 12, 2014, the board of directors also adopted the 2014 Stock Incentive Plan (2014 SIP) with an aggregate of 1,521,621 shares of common stock, $0.0001 par value per share. The plan is administered by the Company’s Board of Directors or an authorized committee. The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant non-qualified (non-statutory) stock options for up to 100,000 common shares to new employees of the Company who are not officers of the Company during each fiscal year. Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares. Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors. No person is eligible to receive grants of stock options and SARs under the plan that exceed, in the aggregate, 400,000 shares of common stock in any one year. The term of each stock option shall be determined by the board or committee, but shall not exceed ten years. Vested stock options may be exercised in whole or part by the holder giving notice to the Company. Options under the plan may provide for the holder of the option to make payment of the exercise price by surrender of shares equal in value to the exercise price. Options granted to employees generally vest over two to three years. Stock awards granted to non-employee directors generally vest 50% on the grant date and 50% on the first anniversary of the date of the grant. Options expire five years from the date of grant.

During the three months ended March 31, 2016, the Company issued options to purchase 1,494,000 shares, with exercise prices ranging from $0.385 to $0.4411 per share. The aggregate fair value of options granted totaled approximately $251,000 for the three months ended March 31, 2016. Of those options, grants issued to executive management outside of the 2014 SIP totaled 1,043,000 shares and vest 1/3rd on date of grant and 1/3rd each of the first two anniversary dates thereafter.

During the three months ended March 31, 2015, the Company issued options to purchase 465,000 shares with exercise prices ranging from $0.75 to $1.50 per share and an aggregate fair value of $84,732. Of those options, grants issued to executive management and directors outside of the 2014 SIP totaled 295,000 shares and vest 1/3rd on date of grant and 1/3rd each of the first two anniversary dates thereafter. An option for 40,000 shares issued to a director vested 100% on the grant date in January 2015.

In February 2016, the Company issued certain non-executive Associates (employees) common stock under the 2014 Stock Incentive Plan as part of the Company’s quarterly Performance Bonus Plan. Cachet’s performance bonus plan is to provide incentive for associates to establish quarterly goals and objectives as defined by management and achieve those goals and objectives above the established criteria. The performance awards issued totaled 95,543 shares. The fair value of approximately $34,000 was recognized in February 2016.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of March 31, 2016, the Company had outstanding stock options totaling 1,082,163 shares granted under the 2014 SIP. As of this date, the 2010 EIP had outstanding stock options of 117,750 shares. The Company has also issued stock options outside of the 2014 SIP. As of March 31, 2016, the Company had outstanding stock options totaling 3,573,401 shares issued outside of the 2014 SIP.

Stock Compensation Expense Information

FASB ASC 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values. Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Stock-based compensation costs included in:
Cost of revenue	$20,602	$3,895
Sales and marketing expenses	31,287	12,123
Research and development expenses	30,021	17,435
General and administrative expenses	46,876	37,453
Total stock-based compensation expense	$128,786	$70,906

As of March 31, 2016 the total compensation cost related to unvested options awards not yet recognized was $258,470. That cost will be recognized over a weighted average period of 1.5 years. There were no options exercised during the three months ended March 31, 2016 and 2015.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated fair values of stock options granted and assumptions used for the Black-Scholes option pricing model were as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Estimated Fair Value	$250,508	$84,732
Shares Issuable Under Options Granted	1,494,000	465,000
Expected Term	3 Years	2 to 3 Years
Expected Dividend	0%	0%
Volatility	61% to 63%	26% to 27%
Risk Free Interest Rate	1.04% to 1.31%	0.22% to 1.07%

Following is a summary of stock option activity for the three months ended March 31, 2016:

			Weighted
	Number of		Remaining
	Shares Issuable	Weighted Avg.	Contractual	Intrinsic
	Under Options	Exercise Price	Life (Years)	Value
Balance, December 31, 2015	3,748,667	$1.32	3.95	-
Granted	1,494,000	0.40
Exercised	-	-
Forfeited or Expired	(469,353)	0.81
Balance, March 31, 2016	4,773,314	1.09	3.70	$121,741
Exercisable at March 31, 2016	3,173,204	1.30	3.27	$47,194

Information with respect to stock options outstanding and exercisable at March 31, 2016:

	Stock Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Price	Aggregate Intrinsic Value
$0.38 to $0.83	2,416,566	4.31	$0.59	$121,741	948,503	$0.59	$47,194
$1.00 to $1.50	2,238,998	3.07	1.46	—	2,112,993	1.47	—
$4.00	117,750	3.17	4.00	—	111,708	4.00	—
	4,773,314	3.70	$1.09	$121,741	3,173,204	$1.30	$47,194

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

2014 Associate Stock Purchase Plan

In September 2014 and August 2015, the Company’s Board of Directors and stockholders, respectively, approved the 2014 Associate Stock Purchase Plan, under which 500,000 shares were reserved for purchase by the Company’s associates (employees). The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. As of March 31, 2016, there are 293,448 shares available for purchase remaining in the plan.

12. Related Party Transactions

Balances with related parties consisting of members of the Board of Directors (no Company debt is held by the Company’s executive officers) for borrowings and warrants were as follows:

	As of
	March 31, 2016	December 31, 2015
Debt held by related parties	$1,973,000	$1,748,000
Warrants held by related parties	11,130,664	10,365,466

	Three Months Ended
	March 31, 2016	March 31, 2015
Related party interest expense	$43,580	$38,466

13. Concentrations

The Company continues to rely on vendors to provide technology and licensing components that are critical to its solutions. In addition, the Company works with a development firm located in Toronto, Canada, to augment its software development efforts. During the three months ended March 31, 2015, the Company expensed a total of $295,152, representing 16.0%, of its total supplier expenditures to this vendor. As of March 31, 2016, the Company had net payables of $362,008 owed to a law firm for legal services, representing 22.9% of its accounts payable balance and $465,600 owed to a technology partner for software licenses, representing 29.5% of its accounts payable balance. No supplier represented more than 10% of our accounts payable balance at March 31, 2015.

One customer accounted for 12% of the Company’s total revenue for the three months ended March 31, 2016 and represented 17.3% of its gross accounts receivable balance as of March 31, 2016. One customer represented 13% of the Company’s total revenue for the three months ended March 31, 2015 and represented 21% of the Company’s accounts receivable balance as of March 31, 2015.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Subsequent Events

March 2016 Offering

From April 7 through April 8, 2016, the Company sold 540,541 shares of common stock in a private placement to accredited investors at a price of $0.37 per share together with five-year warrants to purchase 270,271 shares of common stock with an exercise price of $0.46 per share (since adjusted to $0.375 per share). The aggregate gross proceeds were $200,000.

Warrant Activity

The Company completed sales of shares of its common stock, pursuant to warrant exercises notices, for total proceeds of approximately $275,000 subsequent to March 31, 2016. As consideration for the 835,939 warrants being exercised on a cash basis, the Company agreed to issue five-year replacement warrants to purchase a total of 919,533 shares of its common stock with an exercise price of $0.329 per share. In addition, 54,532 shares of common stock were issued pursuant to a cashless warrant exercise of a warrant to purchase 114,208 shares of common stock.

Demand Promissory Notes

On May 9, 2016, Cachet Financial Solutions, Inc. entered into a Demand Promissory Note agreement for $250,000 with a director of the Company, James L. Davis. The Company also entered into another Demand Promissory Note for an additional $250,000 with Mr. Davis on May 10, 2016. Both Demand Promissory Notes accrue interest at the per annum rate of 10%. All principal and accrued but unpaid interest on the demand promissory notes will become payable upon the written demand of the lender. As an additional inducement to the lender to advance amounts under the notes dated May 9th and May 10th , the Company has agreed to issue the lender warrants to acquire 75,000 shares of the Company’s common stock at an exercise price of $0.27 per share and $0.25 per share, respectively, for each week the notes are outstanding. If a given note is outstanding for more than 30 days, the amount of each new warrant issuance shall increase to 100,000 shares per week.

Promissory Note

On May 9, 2016, Cachet Financial Solutions, Inc. entered into a Promissory Note agreement for $226,650 with a director of the Company, James L. Davis. The note accrues interest at the per annum rate of 10%. The note shall be repaid in six monthly installments of $38,650.16, which includes interest. As an additional inducement to the lender to advance amounts under the note, the Company has agreed to issue the lender a warrant to acquire 339,975 shares of the Company’s common stock at an exercise price of $0.27 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various forward-looking statements. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth herein and in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in this document and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake to update any forward-looking statement.

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

As of March 31, 2016, we had entered into more than 614 contracts with customers for our cloud-based SaaS products and services. Approximately 435 of those agreements were “active” as of March 31, 2016 meaning that the customer has implemented the RDC or prepaid mobile money technology enabling the processing of customer transactions. Based on current industry trends which indicate rapid adoption of RDC and prepaid mobile money technologies and growing demand by consumers, we believe we will continue to be successful in signing up additional customers at a similar rate in the future. As more and more of our customers “go-live” and consumer adoption of our cloud-based SaaS RDC technology increases, we believe we will experience an overall increase to our revenues as a portion of our revenue is generated on a per transaction fee basis. While we expect our revenues to continue to increase, revenues from transaction volume has not yet grown to the level needed to support our current cost structure. As a result, we have incurred operating losses since inception. Our continued operation critically depends on obtaining suitable financing.

Our Sources of Revenue

We generate revenue from the up-front payments associated with our initial implementation of RDC Select (or other product offerings) for our customers, which may include payments for the sale of scanning and related equipment and payments for additional marketing support from our Company. In addition, we generated recurring revenue associated with transaction-processing fees and fees for going support and maintenance of our software. We also generate revenue for professional fees, including implementation services, development of interfaces requested by customers, assistance with integration of the Company’s services with the customers’ applications, dedicated support, and advisory services to customers who choose to develop their own interfaces and applications.

Recurring revenue includes fixed monthly service charges to customers for our service, transactional fees for the number items processed, or a combination of both. We believe that this model of recurring revenue will have a positive impact on our cash flow and valuation. Reliance on recurring revenues will mean, however, that transactional volume will likely be a key metric for our ability to scale and generate sufficient revenues to ultimately become profitable.

Our Expenses

Personnel and related costs comprise approximately 64% of our cash operating costs with marketing and travel costs comprising another 9% for the three months ended March 31, 2016. With the exception of a portion of the marketing and travel costs, most of these costs are relatively fixed in nature.

Critical Accounting Policies and Estimates

A discussion of our critical accounting policies was provided in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015. There were no significant changes to these accounting policies during the three months ended March 31, 2016.

RESULTS OF OPERATIONS: THREE MONTHS ENDED MARCH 31, 2016 AND 2015

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operation information:

	Three Months Ended
	(unaudited)
	March 31, 2016	% of Total Revenue	March 31, 2015	% of Total Revenue	$ Increase (Decrease)	% Increase (Decrease)
Revenue	$1,459,560	100.0%	$1,005,439	100.0%	$454,121	45.2%
Cost of revenue	1,150,583	78.8%	892,909	88.8%	257,674	28.9%
Gross profit	308,977	21.2%	112,530	11.2%	196,447	174.6%
Sales and marketing expenses	938,260	64.3%	955,353	95.0%	(17,093)	(1.8)%
Research and development expenses	444,534	30.5%	884,971	88.0%	(440,437)	(49.8)%
General and administrative expenses	1,035,944	71.0%	1,074,038	106.8%	(38,094)	(3.5)%
Total operating expenses	2,418,738	165.7%	2,914,362	289.9%	(495,624)	(17.0)%
Operating loss	(2,109,761)	(144.5)%	(2,801,832)	(278.7)%	692,071	(24.7)%
Interest expense and other non-cash financing charges	1,050,585	72.0%	188,759	18.8%	861,826	456.6%
Mark-to-market warrant expense	1,396,126	95.7%	159,521	15.9%	1,236,605	775.2%
Other expense	—	—%	14,375	1.4%	(14,375)	(100.0)%
Net loss	$(4,556,472)	(312.2)%	$(3,164,487)	(314.7)%	$(1,391,985)	44.0%

Revenues

Revenues for the three months ended March 31, 2016 increased 45% or $454,121 to $1,459,560, when compared to the prior year. The increase was primarily due to an overall increase in mobile and business RDC transactions processed which totaled 2,195,982 for the three months ended March 31, 2016, representing an increase of 63% or 850,092 from the same period in the prior year. The increase was attributable to an overall increase in the number of banks and credit unions which were “active” customers, meaning that they have implemented the RDC software enabling the processing of customer transactions. In addition, we generated approximately $267,000 of revenue for the three months ended March 31, 2016 for professional services, compared to $143,000 for the same period in the prior year. During the three months ended March 31, 2016, approximately 71% of our revenue was generated from transactional volume fees, monthly active user fees and other recurring support services. Approximately 9% of our revenues are from implementation fees that are recognized over the lives of our contracts with financial institutions, and approximately 20% represents revenue from professional services primarily related to integration development work performed as part of implementing our mobile money offering. As expected, as more clients have implemented our SaaS cloud based technologies they are starting to process more significant transactional and monthly active user fees and therefore, the mix of revenues continues to shift towards a higher percentage that are recurring in nature versus one-time implementation fees.

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

Cost of Revenues

Cost of revenues for the three months ended March 31, 2016 was $1,150,583, an increase of 29% or $257,674, compared to the prior year. The increase was in part due to an increase in our overall licensing costs to a third-party vendors we have integrated into our overall solutions which increased approximately $128,000, when comparing the three months ended March 31, 2015, as a result of the increase in transactions fees. Equipment and software expenses increased approximately $67,000 as a result of the capital lease computer additions made during the past year to support anticipated growth. Additionally, third party costs related to professional service revenue increased approximately $61,000 during the three months ended March 31, 2016 compared to the same period in the prior year.

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

Operating Expenses

Our operating expenses decreased 17% or $495,624 to $2,418,738 for the three months ended March 31, 2016 compared to the prior year. The primary reason for the decrease was the significant reduction in research and development expense due to an overall decrease in the number of contract software developers employed by the Company.

Sales and Marketing

Sales and marketing expenses include the salaries, employee benefits, commissions, stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs. Total sales and marketing expenses decreased 2% or $17,093 to $938,260 for the three months ended March 31, 2016 compared to the prior year. The primary reason for the decrease was due to a decrease in trade show fees of approximately $19,000 compared to the same period in the prior year. We continue to focus our efforts to maximize return on investment by attending many of the leading industry tradeshows, as we believe our presence is necessary to attract and retain new customers. We currently anticipate our sales and marketing costs will be higher for the full year 2016 compared to 2015 as we hired new sales employees in an effort to increase our revenues for both our RDC business as well as promoting our Select Mobile Money and Nowpay product offerings. We may also see an increase in sales and marketing costs for the full year as a result of higher levels of commission expense resulting from an increase in our revenue.

Research and Development

Research and development expenses include salaries, employee benefits, stock-based compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Total research and development expenses for the three months ended March 31, 2016 decreased 50% or $440,437 to $444,534 when compared to the prior year. The decrease was primarily due to an overall decrease in people related costs. The number of contract software developers employed by the Company was reduced with a portion of them being replaced with full time employees. As a result, the contract developer costs decreased approximately $392,000 when comparing the three months ended March 31, 2016 to 2015. In addition, the recruiting costs were reduced by approximately $150,000 for the period ending March 31, 2016, compared to 2015. These cost reductions were partially offset by an increase in employee costs of approximately $100,000 for the first quarter of 2016 when compared to the same period last year. Going forward, we continue to focus on developing new features and solutions to help differentiate our service offerings in the marketplace.

We believe our research and development expenses will be lower for the year ended December 31, 2016 compared to 2015 as a result of the reduction in full-time contractors after the release of our enhanced Select Business product.

General and Administrative

General and administrative expenses include the salaries, employee benefits, stock-based compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense. Total general and administrative expenses decreased 4% or $38,094 to $1,035,944 for the three months ended March 31, 2016, when compared to the same period in the prior year. The decrease was due to a number of items including a decrease in equipment and software expense of approximately $18,000 when compared to the same period in the prior year, as well as decrease in other general business expenses including business licenses and permits of approximately $48,000 comparing the three month ended March 31, 2016 to 2015. These decreases were partially offset by higher facilities expenses of approximately $28,000 comparing the three months ended March 31, 2016 to 2015.

We believe our general and administrative costs will be about the same level as 2015.

Interest Expense and Non-Cash Financing Charges

Interest expense and non-cash financing charges for the three months ended March 31, 2016 was $1,050,585 compared to $188,759 for the same period in 2015, representing an increase of $861,826. The expenses in the first three months of 2016 include $131,109 of interest expense, $19,458 of debt issuance costs related to outstanding debt and capital leases and $900,018 related to issuing additional warrants, repricing of certain outstanding warrants and the issuance of warrants in lieu of interest on short-term notes. The expenses in the first three months of 2015 included $118,616 of interest expense and $70,143 of debt issuance costs related to outstanding debt and capital leases.

Mark-to-Market Warrant Expense

Mark-to-market warrant expense for the three months ended March 31, 2016 was $1,396,126 compared to $159,521 for the same period in 2015. The liability associated with the outstanding warrants was adjusted to fair value at March 31, 2016 using the closing price of the stock as of that date (a significant input to the determination of fair value). The number of outstanding warrants with anti-dilutive protections was 15,093,307 at March 31, 2016 compared to 745,706 as of March 31, 2015.

Other Non-Operating Expense

During the three months ended March 31, 2015, we recognized $14,375 of finance costs related to an advisory fee from a financial advisory services company.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. The Company recognizes deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable. We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. At December 31, 2015, we carried a valuation allowance of $9.4 million against our net deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

Going Concern

Financial Condition. At March 31, 2016 and December 31, 2015 we had approximately $398,000 and $45,000 in cash and cash equivalents. Our financial condition and prospects critically depend on our access to financing in order to continue funding operations. During the three months ended March 31, 2016, the cash used in operating activities was approximately $1.5 million, a decrease of $0.9 million from the same period in the prior year. Much of our cost structure arises from personnel and related costs and therefore is not presently subject to significant variability. Prior to our July 2014 IPO, we had historically utilized borrowings from accredited investors, including affiliates, to fund our working capital needs. From our July IPO to April 8, 2016, we completed three convertible preferred stock offerings and a common stock offering, with total net proceeds of $9.3 million.

In October 2015, the Company entered into a $10 million equity purchase agreement with Lincoln Park Capital, LLC (the “Purchase Agreement”). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell to and Lincoln Park is obligated to purchase, up to $10.0 million in shares, as described below, of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing on the date that a registration statement, which the Company filed with the Securities and Exchange Commission (the “SEC”) pursuant to the Registration Rights Agreement, is declared effective by the SEC and a final prospectus in connection therewith is filed. The required registration statement was filed on October 30, 2015 and the final prospectus was filed on November 5, 2015. The purchase price of shares of common stock related to the future funding will be based on the prevailing market prices of such shares at the time of sales. The Company may direct Lincoln Park, at its sole discretion and subject to certain conditions, to purchase up to 50,000 shares of common stock on any business day (a “Regular Purchase”), provided that at least one business day has passed since the most recent Regular Purchase, increasing to up to 200,000 shares, depending upon the closing sale price of the common stock. However, in no event shall a Regular Purchase be more than $500,000. The Company may also direct Lincoln Park at its sole discretion and subject to certain conditions, to purchase up to $100,000 worth of shares of common stock on any business day (an “Additional Purchase”), provided that at least six business days have passed since the most recent Additional Purchase was completed. In addition, the Company may direct Lincoln Park to purchase additional amounts as accelerated purchases if the request is submitted on a Regular Purchase date and on that date the closing sale price of the common stock is not below $1.00. The Company may not sell shares of common stock to Lincoln Park under the Purchase Agreement (i) during certain periods related to a post-effective amendment to the related registration statement, (ii) at any time to the extent that the number of shares to be sold would result in the beneficial ownership by Lincoln Park and its affiliates exceeding 9.99% of the then outstanding shares of the common stock and (iii) if the Company is not in compliance with the terms and conditions of the Purchase Agreement. As of May 13, 2016, the Company has utilized $272,755 of this $10 million equity purchase agreement.

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

Cash Flow

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2016 was approximately $1.5 million compared to approximately $2.4 million for the prior year. Our net loss in the three months ended March 31, 2016 was approximately $4.6 million or approximately $1.4 million more when compared to the same period in 2015, although when adjusted for non-cash charges in our statement of operations, our cash flow used in operations before changes in working capital decreased approximately $909,000 comparing the two periods. Our accounts receivable decreased by approximately $34,000 and increased $243,000 for the three months ended March 31, 2016 and 2015, respectively. The significant increase in accounts receivable during the first three months of 2015 was due to an overall increase in our revenues and billings from the fourth quarter of 2014 to the first quarter of 2015. Changes in working capital also included an increase in deferred commissions during the three months ended March 31, 2016 and 2015 of $2,274 and $40,531, respectively, as a result of an overall increase in our revenues during these periods. Prepaid expenses increased $252,974 for the first three months of 2016 due primarily to purchases of prepaid software licenses and decreased $5,659 during the first three months of 2015 as a result of expensing annual software and hardware support contracts over the period the services are provided and the amortization of prepaid software licenses. Accrued expenses increased during the first three months of 2016 and 2015 by approximately $81,000 and $18,000, respectively, primarily as a result of an increase in accruals for various related operating costs incurred but unpaid at the end of both periods presented. Accrued interest expense increased during the first three months of 2016 by approximately $114,000 compared to a decrease of $4,000 for the prior year. The increase in accrued interest for the first three months of 2016 was primarily due to an increase in accrued interest expense associated with the $4.8 million of principal balance outstanding on interest bearing notes payable as of March 31, 2016. The decrease in accrued interest expense of during the first three months of 2015 was primarily due to the pay down of accrued interest owed on a subordinated note payable. Accounts payable balance increased during the first three months of 2016 by approximately $468,000, compared to an increase of approximately $557,000 when compared to the same period in the prior year, respectively. The primary reason for the increase in accounts payable during the three months ended March 31, 2016 was due to purchases of software license fees. The primary reason for the increase in accounts payable during the three months ended March 31, 2015 was that we incurred significant fees related to completing our equity offerings and other professional fees associated with completing our year-end audit.

Investing Activities

Cash used in investing activities during the three month ended March 31, 2016 and 2015 totaled $13,924 and $6,329, respectively. These purchases were primarily part of hardware and software upgrades to our data centers where we host our SaaS cloud based platforms for our customers. Based on future growth, we may be required to make additional investments in our data centers.

Financing Activities

Excluding debt issuance costs, our borrowings during the first three months of 2016 and 2015 totaled $375,000 and $750,000, respectively. The funds received during the first three months of 2016 came from two of our directors and a private investor while funds received during the first three months of 2015 came from two of our directors. The funds were primarily used for working capital purposes in both periods. We repaid $152,469 on two note payables during the first quarter of 2016 and repaid $31,093 in principal payments related to installments payments on an outstanding note payable during the same period in 2015. During the first three months of 2016 and 2015, we made principal payments on capital leases totaling approximately $87,000 and 3,000, respectively. We also borrowed approximately $69,000 on a bank loan in the first quarter of 2016, while making principal payments against bank loans totaling approximately $26,000 and $27,000 in the first three months of 2016 and 2015, respectively.

During the first three months of 2016, the Company issued 3,137,837 shares of the Company’s Common Stock at $0.37 per share and issued five-year warrants to purchase an aggregate of 1,568,919 shares of its common stock at a per-share price of $0.46 per share (since adjusted to $0.375 per share) in a private placement. Net proceeds to the Company after offering costs were approximately $1.0 million. During the first three months of 2016, the Company also received $657,068 related to the exercise of warrants for 1,997,168 shares of common stock.

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

Debt and Capital Resources. Since inception in February 2010, we have raised capital to support operating losses incurred in development of our RDC capability infrastructure, the marketing expenses to increase our client base and the general and administrative functions to support our planned growth. Our accumulated deficit from inception through March 31, 2016 of $73.8 million has been funded primarily through the issuance of equity, debt, and warrants.

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

The holder of our series subordinated note referred to in Note 5 of our condensed consolidated financial statements has commenced an action against us to collect alleged amounts due and owing under the note. The holder of the note alleges we are in default. We dispute the allegations of the note holder, submitted an answer to the claim, and intend to vigorously defend the claim. However, the alleged default could subject the Company to claims of default or cross default by our other lenders. At this time no other lender has asserted such a claim.

OFF BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements as of March 31, 2016 or December 31, 2015.

RECENT ACCOUNTING DEVELOPMENTS

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. The ASU will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. The Company has adopted this ASU as of March 31, 2016 on a retrospective basis. Refer to Note 5 “Financing Arrangements” and Note 7 “Commitments and Contingencies” for further details.

See “Summary of Significant Accounting Policies – Recent Accounting Pronouncements” in Note 1 included in the Notes to Unaudited Condensed Consolidated Financial Statements included herein for more information.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective as of March 31, 2016.

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

An entity named Cachet Banq contacted us in December 2010 relative to their U.S. Trademark Registration No. 2,857,465 (registered on June 29, 2004) for the standard character mark CACHET covering “financial services, namely automated clearing house processing services for the payroll service industry.” Cachet Banq has alleged that our use of “CACHET” infringes on their federal trademark registration. On March 4, 2013, Cachet Banq filed a trademark infringement lawsuit against the Company in the United States District Court for the Central District of California. The parties filed cross motions for summary judgment. The initial brief was filed on May 30, 2014, replies were filed on June 26, 2014 and the court took these motions under advisement on July 8, 2014. We have denied that our use of the character mark CACHET infringes on Cachet Banq’s purported rights in their mark, and will vigorously defend this and any similar claims made by Cachet Banq in the future. On September 21, 2015, the Court issued an order (1) granting Cachet Banq’s motion for summary judgment, (2) denying our motion for summary judgment, and (3) ordering the parties to submit memoranda regarding remedies. Following briefing in the Fall of 2015, the Court granted an additional period for discovery regarding remedies and ordered that the parties submit additional briefs on remedies. In its memorandum to the Court, Cachet Banq stated that it is not presently seeking any monetary damages and is only seeking an injunction and their attorney’s fees. However, Cachet Banq has not amended its pleading to remove the claim for damages. The parties are currently awaiting the Court’s decision on remedies. In any event, the Company believes that the Court’s order granting Cachet Banq’s motion for summary judgment was in error, and plans to appeal its decision.

On March 31, 2016, the holder of our series subordinated note, referred to in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements, commenced an action against us in Hennepin County Court in the State of Minnesota alleging we breached the terms of the note. The law suit alleges Cachet owes the note holder $694,869 plus interest and assessments accruing after April 1, 2016. As of March 31, 2016, the Company had recorded $415,398 of outstanding debt and $14,476 of accrued interest related to this matter. We dispute the allegations of the note holder, submitted an answer to the claim, and intend to vigorously defend the claim.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 28, 2016, a member of the board of directors exercised warrants for 379,939 shares of common stock at an exercise price of $0.329 per share for proceeds of $125,000.

On April 11, 2016, the Company issued a warrant to purchase 125,000 shares of common stock, exercisable at $0.329 per share, to a member of the board of directors, in lieu of interest on outstanding debt. The warrant is exercisable for a period of 5 years. On May 1, 2016, the Company issued a warrant to purchase 250,000 shares of common stock, exercisable at $0.329 per share, to a member of the board of directors, in lieu of interest on outstanding debt. The warrant is exercisable for a period of 5 years. On May 11, 2016, the Company issued a warrant to purchase 125,000 shares of common stock, exercisable at $0.329 per share, to a member of the board of directors, in lieu of interest on outstanding debt. The warrant is exercisable for a period of 5 years.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 31, 2016, the holder of our series subordinated note, referred to in Note 5 of the Notes to Unaudited Condensed Consolidated Financial Statements, commenced an action against us in Hennepin County Court in the State of Minnesota alleging we breached the terms of the note. The law suit alleges Cachet owes the note holder $694,869 plus interest and assessments accruing after April 1, 2016. As of March 31, 2016, the Company had recorded $415,398 of outstanding debt and $14,476 of accrued interest related to this matter. We dispute the allegations of the note holder, submitted an answer to the claim, and intend to vigorously defend the claim. This alleged default could subject the Company to claims of default or cross default by our other lenders. At this time no other lender has asserted such a claim.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cachet Financial Solutions, Inc.

/s/ Bryan D. Meier	May 16, 2016
Bryan D. Meier
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer) and Duly Authorized Officer of Cachet Financial Solutions, Inc.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (Incorporated by reference to the Company’s Annual Report on Form 10-K filed on April 6, 2010)

3.2	Amended and Restated Certificate of Incorporation, filed with the State of Delaware on March 18, 2014 (incorporated by reference to Exhibit 3.3 the Company’s Current Report on Form 8-K/A filed on February 14, 2014)

3.3	Amended and Restated Bylaws, effective as of March 18, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K/A filed on February 14, 2014)

10.1	Demand Promissory Note dated May 9, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2016)

10.2	Demand Promissory Note dated May 10, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2016)

10.3	Promissory Note dated May 9, 2016 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 12, 2016)

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.0	Financials in XBRL Format

E-1