Form 10-Q
period 2016-06-30
CACHET FINANCIAL SOLUTIONS, INC.
filed 2016-08-15
CIK 1487906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended June 30, 2016

or

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

As of August 12, 2016, there were 2,832,456 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Cachet Financial Solutions, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	As of
	June 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$260,366	$44,788
Accounts receivable, net	1,391,787	703,346
Deferred commissions	50,065	66,278
Prepaid expenses	1,023,593	285,640
TOTAL CURRENT ASSETS	2,725,811	1,100,052

PROPERTY AND EQUIPMENT, net	707,499	664,416
GOODWILL	204,000	204,000
INTANGIBLE ASSETS, net	397,072	631,636
DEFERRED COMMISSIONS	22,114	35,741
OTHER LONG TERM ASSETS	175,000	—
TOTAL ASSETS	$4,231,496	$2,635,845

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$1,766,813	$1,110,116
Accrued expenses	278,325	126,115
Accrued interest	862,899	631,611
Deferred revenue	765,374	890,186
Current portion of warrant liability	21,730	—
Current maturities of capital lease obligations	362,413	320,581
Current portion of long-term debt	5,582,897	4,768,257
TOTAL CURRENT LIABILITIES	9,640,451	7,846,866

CAPITAL LEASE, net of current maturities	246,517	270,855
LONG TERM DEBT, net of current portion	371,904	192,000
WARRANT LIABILITY, net of current portion	4,950,644	2,799,662
DEFERRED REVENUE	355,480	459,519
ACCRUED RENT	127,198	120,384
TOTAL LIABILITIES	15,692,194	11,689,286

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Convertible preferred stock, $.0001 Par Value, 20,000,000 shares authorized, 43,530 and 44,030 shares issued and outstanding	4	4
Common shares, $.0001 Par Value, 500,000,000 shares authorized, 2,825,687 and 2,318,050 issued and outstanding	283	232
Additional paid-in capital	65,960,363	60,225,994
Accumulated deficit	(77,421,348)	(69,279,671)
TOTAL SHAREHOLDERS’ DEFICIT	(11,460,698)	(9,053,441)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,231,496	$2,635,845

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
REVENUE	$2,004,974	$1,001,251	$3,464,534	$2,006,690

COST OF REVENUE	1,457,905	975,284	2,608,488	1,868,193
GROSS PROFIT	547,069	25,967	856,046	138,497

OPERATING EXPENSES
Sales and Marketing	1,150,064	800,446	2,088,324	1,755,799
Research and Development	483,844	761,258	928,378	1,646,229
General and Administrative	1,019,352	925,390	2,055,296	1,999,428
TOTAL OPERATING EXPENSES	2,653,260	2,487,094	5,071,998	5,401,456

OPERATING LOSS	(2,106,191)	(2,461,127)	(4,215,952)	(5,262,959)

INTEREST EXPENSE AND OTHER NON-CASH FINANCING CHARGES	1,117,292	2,721,496	2,167,877	3,069,776

SHARE PRICE CONVERSION ADJUSTMENT	—	2,278,986	—	2,119,465

MARK-TO-MARKET WARRANT AND DEBT EXPENSE	650,501	1,425,697	2,046,627	1,585,218

OTHER (INCOME) EXPENSE	(292,736)	—	(292,736)	14,375
NET LOSS	(3,581,248)	(8,887,306)	(8,137,720)	(12,051,793)

LESS: CUMULATIVE UNPAID PREFERRED DIVIDENDS	(117,809)	(33,778)	(232,751)	(33,778)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(3,699,057)	$(8,921,084)	$(8,370,471)	$(12,085,571)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	2,797,555	1,630,999	2,627,357	1,441,836

Net loss per common share - basic and fully diluted	$(1.32)	$(5.47)	$(3.19)	$(8.38)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

(Unaudited)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In-	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2015	44,030	$4	2,318,050	$232	$60,225,994	$(69,279,671)	$(9,053,441)
Conversion of preferred stock to common stock	(500)	-	10,132	1	(1)	-	0
Payment of preferred dividend paid with common stock	-	-	802	0	3,957	(3,957)	0
March 2016 equity offering, net of costs	-	-	245,226	25	1,204,568	-	1,204,593
Warrant exercises	-	-	192,510	19	932,073	-	932,092
Issuance of warrants and price adjustments	-	-	-	-	2,161,221	-	2,161,221
Conversion of warrant liability to Additional Paid-In-Capital	-	-	-	-	934,021	-	934,021
Issuance of common stock for professional services	-	-	31,000	3	172,048	-	172,051
Stock compensation expense	-	-	15,858	2	264,735	-	264,737
Issuance of common stock under Associate Stock Purchase Plan	-	-	12,109	1	61,747	-	61,748
Net loss	-	-	-	-	-	(8,137,720)	(8,137,720)
Balance, June 30, 2016	43,530	$4	2,825,687	$283	$65,960,363	$(77,421,348)	$(11,460,698)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
OPERATING ACTIVITIES
Net loss	$(8,137,720)	$(12,051,793)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount/amortization of financing costs	197,348	150,511
Change in fair value of warrant liability	3,106,733	2,646,170
Depreciation and amortization of intangibles	394,728	426,535
Stock compensation	308,222	154,308
Warrants and common stock issued for professional services	172,050	18,612
Amortization of deferred commissions	38,102	68,898
Debt/warrant inducement and share price adjustment	934,549	3,712,383
	(2,985,988)	(4,874,376)
Changes in operating assets and liabilities:
Accounts receivable	(863,441)	(314,220)
Deferred commissions	(8,262)	(26,076)
Prepaid and other expenses	(703,415)	85,995
Accounts payable	656,697	418,696
Accrued expenses	115,539	2,356
Accrued interest	231,288	93,985
Deferred revenue	(228,850)	110,837
Net cash used in operating activities	(3,786,432)	(4,502,803)

INVESTING ACTIVITIES
Purchase of fixed assets	(28,623)	(43,049)
Net cash used in investing activities	(28,623)	(43,049)

FINANCING ACTIVITIES
Proceeds from issuance of notes and warrants	3,050,000	750,000
Repayment of notes	(894,562)	(114,217)
Issuance of shares of common stock, net of costs	1,266,341	33,829
Warrants exercised	932,092	-
Issuance of shares of convertible preferred stock, net of costs	-	4,403,664
Payment of debt issuance costs	(166,837)	-
Repayment of capital lease	(182,089)	(49,099)
Proceeds from bank borrowing	69,088	113,339
Repayment of bank borrowing	(43,400)	(52,566)
Net cash provided by financing activities	4,030,633	5,084,950

NET INCREASE IN CASH AND CASH EQUIVALENTS	215,578	539,098
CASH AND CASH EQUIVALENTS
Beginning of period	44,788	112,221
End of period	$260,366	$651,319

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$46,067	$154,848

NON-CASH FINANCING TRANSACTIONS
Conversion of debt and interest to equity	-	752,000
Debt issuance costs in exchange for warrants	-	127,080
Capital lease obligations	209,162	837,722
Accounts payable cancelled	-	80,156
Fixed asset additions financed through capital lease	174,624	-
Common stock issued for preferred stock dividends	3,957	85,973
Conversion of warrant liability to additional paid-in-capital	435,681	420,090
Notes issued for capital lease obligation assumed by a director	226,650	-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Business and Operations Overview

Cachet Financial Solutions, Inc. (the “Company” or “Cachet”) is a leading provider of software-as-a-service, or SaaS, financial technology, or fintech, solutions to the financial services industry. The Company provides traditional financial institutions and alternative financial service, or AFS, providers with innovative mobile and other solutions to enable them to offer a suite of leading-edge mobile financial services to their customers through the Internet, or cloud-based, access. As a SaaS provider, the Company develops, hosts and maintains software solutions that it licenses to its clients. The Company serves three primary markets in the United States: banks, credit unions and AFS providers, which includes providers of non-traditional banking services such as reloadable prepaid cards and check cashing services. In the future, the Company intends to expand outside of the United States, including Latin America and Europe, as opportunities present themselves.

The Company has been expanding its suite of available fintech solutions. One of the Company’s recent solutions, Select Mobile™ Money, is an award-winning prepaid mobile money platform that seamlessly links various mobile banking features with a prepaid debit card issued by financial institutions or AFS providers. This solution enables card users to conveniently manage their card accounts through an easy-to-use integrated mobile application, or app, with multiple features downloaded onto their smart phone or tablet and, by adding a suite of available mobile financial services linked to their card accounts, enhances the card’s usefulness and the cardholder’s mobile banking experience. For example, prepaid cardholders using the Company’s application may deposit paper checks and direct payroll deposits into their prepaid card account, access cash from their prepaid card account at any automated teller machine, or ATM, and check their prepaid card account balance and transaction history. The Company believes that its Select Mobile Money solution is setting the industry standard for reloadable prepaid mobile money solutions.

The Company’s Select Mobile Money solutions comprise two distinct mobile banking technology solutions: first, a white label mobile money platform for larger financial institutions and AFS providers that already have a reloadable prepaid card program and wish to enhance it by integrating a feature rich app; and second, an end-to-end reloadable prepaid card program, called Select Mobile Money-Express, or SMM-X, offered to all banks, credit unions and AFS providers of all sizes that would like to deploy a complete reloadable prepaid card program, comprising a prepaid debit card, an integrated mobile app and program management.

The Company’s business has historically focused on offering a full suite of consumer and business remote deposit check capture, or RDC, products that enable financial institutions to provide their customers with the ability to conveniently deposit their checks remotely anytime, anywhere. While the Company continues to offer these solutions, the Company recently expanded its focus to include prepaid mobile money solutions. The Company’s latest innovations are a mobile remote payment capture solution, which the Company calls Select Mobile™ NowPay, which enables enterprises to accept check payments submitted via their customers’ mobile devices, and the Company’s mobile account opening solution, which the Company calls Select Mobile™ Account Opening, which streamlines the account opening process by utilizing photo imaging to capture customer data and auto-populate an account opening application form for checking, savings, credit card and other types of accounts.

The Company’s business operations are conducted through its wholly owned subsidiary, Cachet Financial Solutions Inc., a Minnesota corporation (the “Subsidiary”). The Company was incorporated in Delaware in February 2010. In February 2014, the Company acquired the business of the Subsidiary, and changed its corporate name to “Cachet Financial Solutions, Inc.”

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The Subsidiary is the only entity with operational activity and therefore no intercompany transactions exist with the parent entity which would require elimination. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained within the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015, filed with the SEC on April 14, 2016 (the “10-K”).

Certain prior period amounts have been reclassified to conform to the current period’s presentation. These reclassifications did not have an impact on reported net loss for any of the periods presented.

Capital Structure Change

On June 2, 2016, the board of directors of the Company (the “Board of Directors”) adopted resolutions approving and recommending to the Company’s shareholders to approve a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse split of outstanding shares of common stock of the Company within a range of one share of common stock for every five shares of common stock (1:5) to one share of common stock for every twenty-five shares of common stock (1:25) (the “Reverse Stock Split”), with the exact Reverse Stock Split ratio to be set within this range as determined by the Board of Directors in its sole discretion. The Reverse Stock Split was approved by the Company’s stockholders in June 2016. On July 13, 2016, the Board of Directors fixed the Reverse Stock Split ratio at 1:15. On July 25, 2016, the Company filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. The Reverse Stock Split became effective on July 27, 2016. As a result of the Reverse Stock Split, the Company’s historical financial statements have been revised to reflect share counts and per share data as if the Reverse Stock Split had been in effect for all periods presented.

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. From inception to June 30, 2016, the Company has accumulated a deficit of approximately $77.4 million, and, as of June 30, 2016, current liabilities exceeded current assets by approximately $6.9 million. While the Company believes in the viability of its strategy to generate sufficient revenues and in the Company’s ability to raise additional funds through the completion of an underwritten public offering, there can be no assurance that the Company will be able to generate sufficient revenues or complete an underwritten public offering, raise anticipated proceeds, or that any other debt or equity financing will be available or, if available, that it will be available on terms acceptable to the Company. If the Company fails to complete an underwritten public offering or raise anticipated proceeds, the Company may not be able to continue operations.

In October 2015, the Company entered into a $10.0 million equity purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right to sell and Lincoln Park is obligated to purchase, up to $10.0 million in shares, as described below, of the Company’s common stock, subject to certain limitations, from time to time, over the 36-month period commencing November 6, 2015, the date that the Company’s Registration Statement on Form S-1 was declared effective by the SEC. On July 1, 2016, the Company and Lincoln Park entered into a Mutual Termination and Release Agreement (the “Lincoln Park Termination Agreement”). See Note 13 “Subsequent Events.”

The Company is actively seeking additional sources of financing and has engaged in discussions with investment banking firms to assist in raising additional capital through the issuance of debt or equity, as well as the Company’s continued efforts to raise capital through the exercise of its existing warrants. Historically, the Company has demonstrated an ability to raise funds to support its business operations.

The Company believes, based on its current cash flow forecast, it has enough cash to continue operations until December 12, 2016, when certain debts mature.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies during the six months ended June 30, 2016, other than the updates described below and in the subsequent notes. Further information regarding the Company’s significant accounting policies can be found in the 10-K.

Net Loss Per Common Share

Basic and diluted net loss per common share for all periods presented is computed by dividing the net loss attributable to common shareholders by the weighted average common shares outstanding and common share equivalents, when dilutive. Potentially dilutive common share equivalents include common shares which would potentially be issued pursuant to stock warrants, stock options, convertible preferred stock and convertible note agreements. Common share equivalents are not included in determining the fully diluted loss per share if they are antidilutive.

The following table reflects the amounts used in determining loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net loss	$(3,581,248)	$(8,887,306)	$(8,137,720)	$(12,051,793)
Less: Cumulative unpaid preferred stock dividends	(117,809)	(33,778)	(232,751)	(33,778)
Net Loss attributable to common shareholders	(3,699,057)	(8,921,084)	(8,370,471)	(12,085,571)
Weighted average common shares outstanding	2,797,555	1,630,999	2,627,357	1,441,836
Net loss per common share – basic and diluted	$(1.32)	$(5.47)	$(3.19)	$(8.38)

The following potential common shares were excluded from the calculation of diluted loss per share from continuing operations and diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the periods presented:

	As of
	June 30, 2016	June 30, 2015
Convertible Preferred Stock	981,378	670,475
Stock Options	290,380	181,550
Warrants	2,459,953	1,615,617
	3,731,711	2,467,642

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments for certain financial instruments and to determine fair value disclosures. Warrants issued with price protection features are recorded at fair value on a recurring basis. The Company considers the carrying value of cash and cash equivalents, accounts receivable and accounts payable to approximate fair value due to the short maturity of these instruments. With respect to the determination of fair values of financial instruments, there are the following three levels of inputs:

Level 1 Inputs – Quoted prices for identical instruments in active markets.

Level 2 Inputs – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs – Instruments with primarily unobservable value drivers.

The warrants and conversion features that are carried at fair value are valued using level 3 inputs utilizing a Black-Scholes option pricing model under probability-weighted estimated outcomes.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates include the Company’s ability to continue as a going concern, the allowance for doubtful accounts, assumptions used to value stock options and warrants, conversion incentive and share purchase price adjustment, and the value of shares of common stock issued for services.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The core principle of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The ASU may also result in enhanced disclosures about revenue. For public entities, the ASU was to be effective for annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB voted to allow a one year deferral of the effective date to annual reporting periods beginning after December 15, 2017. The deferral permits early adoption, but does not allow adoption any earlier than the original effective date of the standard. The Company has not yet selected a transition method and is currently evaluating the impact this standard will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for the Company on December 31, 2016. The adoption of this pronouncement may impact future assessment and disclosures related to the Company’s ability to continue as a going concern.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which modifies the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. The ASU became effective for public companies during interim and annual reporting periods beginning after December 15, 2015. The Company has adopted this ASU as of March 31, 2016 on a retrospective basis. Refer to Note 4 “Financing Arrangements” and Note 6 “Commitments and Contingencies” for further details.

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity instruments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts the financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU does not apply to equity method investments or investments in consolidated subsidiaries. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted and amendments to be applied as a cumulative-effect adjustment to the balance sheet in the year of adoption. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and disclosures.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02 “Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months, regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard supersedes the previous leasing standard. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on current expected credit losses (“CECL”) on certain types of financial instruments and expands disclosure requirements regarding an entities assumptions, models and methods for estimating CECL. Generally, the CECL and subsequent changes to the estimate will be reported in current earnings through an allowance on the consolidated balance sheets. The revised guidance is effective for reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and disclosures.

2. Prepaid Expenses

Prepaid expenses of approximately $1,024,000 and $286,000 as of June 30, 2016 and December 31, 2015, respectively, primarily consist of prepaid offering costs, licenses and maintenance fees, or deposits with, the providers of RDC software capabilities to the Company.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Property and equipment consists of the following:

	As of
	June 30, 2016	December 31, 2015
Computer equipment	$245,741	$227,206
Data center equipment	1,119,723	1,011,173
Purchased software	764,304	692,143
Furniture and fixtures	93,775	89,774
Leasehold improvements	75,103	75,103
Total property and equipment	2,298,646	2,095,399
Less: accumulated depreciation	(1,591,147)	(1,430,983)
Net property and equipment	$707,499	$664,416

Depreciation expense was approximately $81,000 and $85,000 for the three months ended June 30, 2016 and 2015, respectively, and approximately $160,000 and $132,000 for the six months ended June 30, 2016 and 2015, respectively.

4. Financing Arrangements

The Company has obtained debt financing through bank loans, loans from directors and other affiliated parties and unaffiliated third party investors. Certain of the debt was issued with warrants that permit the investor to acquire shares of the Company’s common stock at prices as specified in the individual agreements. See Note 9 “Shareholders’ Deficit” for additional information regarding conversions of debt and accrued interest into common stock during the three and six months ended June 30, 2016 and 2015.

The following is a summary of debt outstanding as of the periods presented:

	As of
	June 30, 2016	December 31, 2015
Notes Payable to Directors and Affiliates	$2,162,492	$1,748,000
Convertible Term Loan, due December 2016, interest at 10%	2,300,000	2,300,000
Convertible Notes, due December 2016 and June 2017, interest 0%	650,126	—
Series Subordinated Note, due January 2016, interest at 12%	415,398	415,398
Notes Payable, due the earlier of raising $10 million in proceeds from private placements or August 2016, interest between 8.25% and 12%	67,082	74,486
Note Payable, due August 2021, interest 0%	192,000	192,000
Installment Note Payable – Bank	286,637	260,949
Total	6,073,735	4,990,833
Unamortized deferred financing costs	(118,934)	(30,576)
Total debt, net	5,954,801	4,960,257
Less: current portion of long-term debt	5,582,897	4,768,257
Long-term debt, net of current portion	$371,904	$192,000

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of long-term debt at June 30, 2016 are as follows:

Six months ending December 31, 2016	$3,788,862
2017	1,968,386
2018	115,155
2019	9,332
2020	-
2021	192,000
Thereafter	-
$6,073,735

Notes Payable to Directors and Affiliates

On May 7, 2014, the Company entered into a $1.5 million line-of-credit agreement with Michael Hanson, a director of the Company (“Mr. Hanson”). The original terms of the line-of-credit agreement provided for a stated interest rate of 10% on the principal amount outstanding. There are no financial covenants associated with the line of credit. Through the second quarter of 2014, the Company had drawn down the entire $1,500,000 under this facility. On June 24, 2014, the Company entered into a letter agreement with two directors in which Mr. Hanson agreed to convert $500,000 of the principal related to the $1.5 million line-of-credit outstanding into 27,778 shares of common stock and also received five-year warrants to purchase 22,223 shares of the Company’s common stock at an exercise price of 125% of the IPO price or $28.20 per share. In addition, Mr. Hanson agreed to amend the repayment terms of the line-of-credit to occur on the earlier of (a) raising an aggregate gross proceeds in one or more financing transactions (other than the IPO) of at least $10 million or (b) July 31, 2015. In July 2015, Mr. Hanson agreed to amend the repayment terms of the line-of-credit to occur on the earlier of (a) raising aggregate gross proceeds in one or more financing transactions of at least $10 million or (b) December 31, 2015. In February 2016, Mr. Hanson agreed to amend the terms of the line-of-credit to extend the maturity date to January 31, 2017. The Company also agreed to make interest-only payments on June 30, 2016, September 30, 2016 and December 31, 2016. On July 7, 2016, the Company entered into an amendment #3 to borrowing agreement with Mr. Hanson in connection with this revolving line of credit note. Pursuant to that amendment, which is effective as of June 30, 2016, the parties agreed that the Company will make interest-only payments on January 31, 2017 and not on June 30, September 30 and December 31, 2016 as previously agreed upon. See Note 13 “Subsequent Events.” The interest-only payments are for interest accrued on the principal balance from February 1, 2016 to date of payment. The outstanding principal and accrued interest balance is due in full on January 31, 2017. The amount of principal owed under the $1.5 million line of credit as of June 30, 2016 and December 31, 2015 was $1,000,000 plus accrued interest of approximately $222,000 and $172,000, respectively.

As a result of the Company completing its IPO on July 14, 2014, the Company determined there was a beneficial conversion feature related to the $1.0 million outstanding balance of the line of credit which totaled $250,000. This amount was recorded as a discount to the debt and was amortized into interest expense through the amended maturity date of July 31, 2015. For the three and six months ended June 30, 2015, the Company recorded interest expense of approximately $62,000 and $125,000, respectively, related to the amortization expense associated with the beneficial conversion feature. The unamortized balance of the beneficial conversion feature as of June 30, 2015 was approximately $21,000.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 30, 2014, the Company entered into a financing commitment letter with Mr. Hanson and James L. Davis, a director of the Company (“Mr. Davis,” and collectively with Mr. Hanson, “Messrs. Davis and Hanson”) to lend the Company up to $2.5 million through December 31, 2014, bearing interest at 10%, and due January 31, 2015, which was later extended to January 31, 2016. The terms provided if any portion of the notes issued under the commitment letter were outstanding beyond January 31, 2015, the default interest rate would be adjusted to 18%. As of December 31, 2014, $350,000 was outstanding. In January 2015, the Company received advancements totaling $350,000. On February 3, 2015, Mr. Hanson, converted $250,000 of the amount owed into 217,391 shares of Series B Convertible Preferred Stock (which Series B Convertible Preferred Stock was converted into common stock on February 27, 2015). Also in February 2015, the Company amended the terms of the commitment letter to extend the repayment of the outstanding principal balance owed as of that date of $450,000 to January 31, 2016 at a rate of 10% per annum. As part of the amendment, the directors did not renew the remaining amount available under the original terms of the commitment letter. In June 2015, Mr. Hanson converted $102,000 of the amount owed into 1,020 shares of Series C Convertible Preferred Stock and also received a five-year warrant to purchase 15,533 shares of common stock at $7.22 per share (since adjusted to $4.94 per share). On October 23, 2015, the Company entered into an addendum to the financing commitment letter under which Mr. Hanson agreed to an additional advancement of $250,000. In February 2016, the Company amended the terms of the commitment letter to extend the maturity date to January 31, 2017 and maintain the interest rate at 10%. The Company also agreed to make interest only payments on June 30, 2016, September 30, 2016 and December 31, 2016. On July 7, 2016, the Company entered into an addendum #4 to this commitment letter with Mr. Hanson. Pursuant to that addendum, which is effective as of June 30, 2016, the parties extended the payment date of the interest-only payments that were or will be due and payable on June 30, September 30 and December 31, 2016 to January 31, 2017. See Note 13 “Subsequent Events.” The interest-only payments are for interest accrued on the principal balance from February 1, 2016 to date of payment. The outstanding principal and accrued interest balance is due in full on January 31, 2017. The total principal amount outstanding under the commitment letter equaled $598,000 at June 30, 2016 and December 31, 2015 plus accrued interest of approximately $85,000 and $55,000, respectively.

In March 2015, the Company issued a total of $400,000 of new demand promissory notes to Messrs. Davis and Hanson. The notes bore interest at a rate of 10% and were due June 30, 2015. In June 2015, the $400,000 of notes was converted into 4,000 shares of Series C Convertible Preferred Stock as part of the Series C preferred offering. Messrs. Davis and Hanson also received five year warrants to purchase 60,911 shares of common stock at $7.22 (since adjusted to $4.94) per share. On December 22, 2015, the Company issued a $150,000 demand promissory note to Mr. Hanson. The note bears an interest rate of 10% and was due on June 30, 2016. On July 13, 2016, the Company entered into an addendum #1 to this demand promissory note. Pursuant to that addendum, which is effective as of June 30, 2016, the parties extended the maturity date under the demand promissory note from June 30, 2016 to January 31, 2017. See Note 13 “Subsequent Events.”

In February 2016, the Company entered into a thirty-day note payable with Mr. Davis for $150,000 and Mr. Hanson for $75,000. Under the note agreements, in lieu of interest, the Company agreed to issue five-year cashless warrants to purchase 16,667 and 8,334 shares of common stock at $4.94 per share to Messrs. Davis and Hanson, respectively. Additionally, for each 30 days the principal amount is outstanding, the Company will issue the note holders an additional 16,667 and 8,334 warrants, respectively, with the same terms as described above. On March 29, 2016, both notes were amended to change the due dates of the principal amounts owed to January 11, 2017 and January 31, 2017, under Messrs. Hanson’s and Davis’ notes, respectively. Messrs. Davis and Hanson will continue to earn the warrants on a 30-day basis until the principal is repaid. As of June 30, 2016, Messrs. Davis and Hanson have received a total of 83,334 and 41,667 warrants, respectively.

On May 9, 2016, the Company entered into a promissory note agreement for $226,650 with Mr. Davis. The note accrues interest at the per annum rate of 10%. The note shall be repaid in six monthly installments of $38,650, which includes interest. As an additional inducement to Mr. Davis to advance amounts under the note, the Company has agreed to issue to Mr. Davis a warrant to acquire 22,665 shares of the Company’s common stock at an exercise price of $4.94 per share. As of June 30, 2016, the outstanding principal balance on the note was approximately $189,000.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 9, 2016, the Company entered into a demand promissory note agreement for $250,000 with Mr. Davis. The Company also entered into another demand promissory note for an additional $250,000 with Mr. Davis on May 10, 2016. Both demand promissory notes accrue interest at the per annum rate of 10%. All principal and accrued but unpaid interest on the demand promissory notes will become payable upon the written demand of the lender. As an additional inducement to Mr. Davis to advance amounts under the notes dated May 9 and May 10, 2016, the Company has agreed to issue to Mr. Davis warrants to acquire 5,000 shares of the Company’s common stock at an exercise price of $4.94 per share for each week the notes are outstanding. If a given note is outstanding for more than 30 days, the amount of each new warrant issuance shall increase to 6,667 shares per week. The Company repaid both notes in June 2016 and issued to Mr. Davis warrants to acquire a total of 53,334 shares of common stock.

On May 25, 2016, the Company borrowed $200,000 from Mr. Davis and issued to Mr. Davis a demand promissory note in the principal amount of $200,000. The note did not bear interest and was payable on demand of Mr. Davis. The Company repaid this note in full on June 6, 2016.

On July 13 and 14, 2016, the Company issued to Messrs. Davis and Hanson, respectively, convertible promissory notes. See Note 13 “Subsequent Events.”

Convertible Term Loan, due December 2016

In December 2013, the Company entered into an agreement to issue convertible notes with Trooien Capital, LLC (the “Trooien Capital Note”) for a principal amount of up to $4 million. The proceeds of borrowings under the Trooien Capital Notes are expressly to be used to repay amounts owed under the Company’s senior secured note payable issued to another investor. Borrowings under the agreement bear interest at 10% and the note matures in December 2016. In the event of default, the interest rate increases by either 2% or 4%, depending on the nature of the default. Under the note agreement, the investor has the right, but not the obligation, to advance additional amounts up to the $4 million. The terms of the agreement originally provided that the lender could have multiple options for converting the Trooien Capital Notes at varying rates and times following the completion of a qualifying financing transaction. Depending on the timing of conversion, the holder could also receive warrants to purchase common stock. In addition to conversion of the Trooien Capital Notes, the holder has the right to request shares of common stock, rather than cash, as payment for interest. In May 2014 the Company agreed to include $356,616 in principal and accrued interest of convertible notes originally issued to its senior debt holder during the fourth quarter of 2014, due March 2015, under the terms of the Trooien Capital Note, due December 2016.

On May 12, 2014, the Company entered into an agreement to amend the conversion terms of the Trooien Capital Note, due December 2016 as follows:

First Conversion Right. The holder had the right, at its election, to convert the principal and accrued interest of the note into common stock at a conversion rate equal to 90% of the price based on the terms outlined in the agreement. The first conversion right was extended for a period of 120 days following the closing date of the IPO, July 14, 2014. Upon the holder’s election to convert, the conversion price would have equaled 125% of the price at which the common stock was sold in the IPO. The first conversion right expired on October 11, 2014.

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

On June 18, 2014, the holder agreed to convert $1,000,000 of the then outstanding principal balance of $3,250,000 together with the accrued related interest into common stock upon the completion of the IPO based on the terms described above in the First Conversion Right. Upon completion of the Company’s IPO on July 14, 2014, the $1,000,000 of principal and $58,630 of accrued interest converted into 65,348 shares of common stock and the Company also issued to the investor a five-year warrant to purchase 65,348 shares of the Company’s common stock at an exercise price equal to 125% of the IPO price, or $28.13.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On or about May 24, 2016, Trooien Capital, LLC commenced legal action against the Company. See Note 6 “Commitments and Contingencies.” The balance of the note as of June 30, 2016 and December 31, 2015 was $2.3 million plus accrued interest of approximately $485,000 and $370,000, respectively.

Series Subordinated Note

The series subordinated note totaling $613,808 in principal and $100,745 of accrued interest as of December 31, 2014 was originally due in December 2014. In December 2014, the Company amended the terms of the note to include monthly installments of $50,000 due December 2014 and an additional $50,000 due at the end of each following month through April of 2015, when the remaining principal balance and related accrued interest became due. In May 2015, the Company entered into an amendment of the note to extend the maturity date from April 30, 2015 to December 31, 2015. Under the amended note, the Company was required to make monthly payments of $50,000 beginning May 31, 2015 and continuing to December 31, 2015, at which time any remaining principal and unpaid accrued interest would become due. As of October 31, 2015, the Company had not paid the $50,000 monthly installments since August 2015. On November 2, 2015, the Company renegotiated the terms of the note. Under the amended terms, payments of $30,000 were due on each of November 15, 2015, December 15, 2015 and January 15, 2016, with the remaining balance of accrued, unpaid interest and principal due on January 31, 2016. As of June 30, 2016, the Company has not paid the $30,000 monthly installments since December 2015. On March 31, 2016, the holder of the note commenced legal action against the Company. See Note 6 “Commitments and Contingencies.” The principal balance on the note as of June 30, 2016 and December 31, 2015 was $415,398. The accrued interest owed as of June 30, 2016 and December 31, 2015 was approximately $27,000 and $2,000, respectively.

Notes Payable, due April 2016

In January 2014, the Company assumed notes payable totaling $74,486 in connection with the reverse merger transaction pursuant to which the Company acquired the Subsidiary (the “Merger”). The original terms of the notes required repayment on the earlier of January 31, 2016 or the date the Company completed a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. The reverse merger was completed in February 2014, and the terms of the note were amended to state that the principal and related accrued interest is due the earlier of January 31, 2016 or the date the Company completes one or more private placements of debt or equity securities resulting in aggregate proceeds of $10,000,000. In March 2016, the Company repaid one of the notes with a principal and accrued interest balance totaling approximately $3,500 and amended all other notes to change the earlier of date from January 31, 2016 to April 30, 2016. A warrant for the issuance of 5,000 shares with an exercise price of $5.25 was issued in consideration for the note extensions. In May 2016, the Company modified the remaining notes and extended the maturity date of the notes to August 2016. In June 2016, the Company repaid two other notes with a principal and accrued interest balance totaling approximately $7,000. As of June 30, 2016 and December 31, 2015, the principal amount of the notes totaled approximately $67,000 and $74,000, respectively and had accrued interest of approximately $28,000.

Note Payable, due August 2021

In August 2014, the Company entered into a 0% interest $192,000 note payable to the State of Minnesota as part of an Angel Loan program fund. There are no financial loan covenants associated with the loan, which has a maturity date of August 2021. The loan contains a provision whereby if the Company transfers more than a majority of its ownership, the loan becomes immediately due, along with a 30% premium amount of the principal balance. In addition, if the Company is more than 30 days past due on any payments owed under the loan, the interest rate increases to 20% per annum.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Installment Note Payable – Bank

In April 2015, the Company entered into a new installment note with a bank for approximately $330,000. The Company received the net amount between a previous note and the new note, or $113,000, which was primarily used for working capital purposes. The new note bore interest at the prime rate plus 1%, but not less than 5%. The note was due on demand; if no demand was made then the note was due in monthly payments of $9,903 from May 2015 through May 2018. Borrowings remained secured by substantially all of the Company’s property and are guaranteed by three of the Company’s directors. In January 2016, the Company entered into a new installment note replacing the above mentioned note. The balance of the existing note totaled approximately $261,000, while the new note was issued for approximately $330,000. The company received the net amount between the two notes, or $69,000, which was primarily used for working capital purposes. The new note bears interest at the prime rate plus 1%, but not less than 5%. The note is due in monthly payments of $9,901 from February 2016 through January 2019. The principal balance as of June 30, 2016 and December 31, 2015 was approximately $287,000 and $261,000, respectively.

Convertible Notes – Issued June 2016

On June 1, 2016, the Company issued to Columbus Capital Partners, L.P. and Columbus Capital QP Partners, L.P. (collectively, “Columbus Capital”) convertible notes, due June 1, 2017, in an aggregate principal amount of $1,052,632 and warrants to purchase 170,698 shares of its common stock, subject to adjustments, in exchange for an aggregate purchase price of $1,000,000 paid in cash. The Columbus Capital notes are unsecured, do not bear any interest and are payable in full on June 1, 2017. Columbus Capital may elect to convert the principal amount of the notes into shares of the Company’s common stock at any time before June 1, 2017 at a conversion price per share equal to the lower of $5.55 and 80% of the per share sale price of the Company’s common stock in its next underwritten public offering. The Company has the right to require Columbus Capital to convert the notes into shares of its common stock at that conversion price if the Company’s common stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market or the Nasdaq Global Select Market. The warrants issued to Columbus Capital have an exercise price of $5.55 per share, subject to adjustments, and are exercisable for a five year period. In addition, under the Company’s agreement with Columbus Capital, it is required to file with the SEC a registration statement covering the resale of the shares of its common stock issuable under the notes and the warrants within 21 days after the offering, or 90 days following the date on which the Company’s current financing plan is terminated. If the Company fails to file a registration statement in a timely manner, it will be required to issue to Columbus Capital additional warrants to purchase shares of its common stock.

On June 9, 2016, the Company agreed to issue to each of Old Main Capital, LLC, River North Equity, LLC, Kodiak Capital Group, LLC, and DiamondRock, LLC a convertible note in the principal amount of up to $450,000 and a warrant to purchase up to 75,000 shares of its common stock, subject to adjustments, in exchange for an aggregate purchase price of $375,000, payable by each investor in two tranches. On June 9, 2016 each investor funded the first tranche of this investment, an amount equal to $250,000 of the purchase price in cash, except Old Main Capital funded $225,000 in cash since Old Main Capital was entitled to deduct $25,000 of the proceeds for legal expenses of the investors (which were funded by the Company). The first tranche represents two-thirds of the entire investment. Subject to the mutual consent of the investor and the Company, each investor may fund the second tranche, which is the remaining $125,000 out of the $375,000 purchase price, which represents one-third of the entire investment. As a result of funding the first tranche, the Company received aggregate gross proceeds of $1,000,000 (net proceeds of $975,000 after deducting $25,000 for legal fees of the investors) and, excluding the 20% premium payable upon repayment of each of the notes discussed below, the current outstanding principal amount under each note is $300,000, or the aggregate principal amount owed under all of the notes is $1,200,000. In addition, as a result of funding the first tranche on June 9, 2016, a warrant to purchase 50,000 shares of the Company’s common stock was issued to each investor, or collectively warrants to purchase an aggregate of 200,000 shares of the Company’s common stock were issued. A warrant to purchase the remaining 25,000 shares of the Company’s common stock will be deemed issued on the date of funding the second tranche, should the second tranche be funded. Each warrant has an exercise price of $6.00 per share (subject to adjustments) and is exercisable for a five year period.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The notes do not bear any interest, other than during an event of default (in which case default interest at a rate of 24% per annum is applicable). Each tranche funded under a note is due and payable in full six months after the date of funding. In addition to providing three days advance written notice to an investor, under the terms of each note upon repayment of the note (including on the maturity date), the Company is obligated to pay a 20% premium on the then outstanding principal and any accrued default interest then due on the note, which in the aggregate is equal to 120% of the then outstanding principal and any accrued default interest then due on the note.

The investor cannot convert the note during the three day advance notice period prior to repayment unless an event of default has occurred under the note and at least six months and three days have elapsed since the issuance date of the note. Under the terms of each note, an event of default will occur if the Company fails to repay the note in its entirety at 120% of the then outstanding principal amount and any then accrued default interest with the proceeds received from the Company’s next underwritten offering of $5,000,000 or more that is completed on or after June 9, 2016. Therefore, the Company will be required to pay off all these notes in their entirety at 120% of the then outstanding principal and any accrued default interest with the proceeds received from a future offering. The Company intends to use a portion of the net proceeds received from a future offering to repay all amounts outstanding under all these notes which, with respect to the first tranche only, is currently an aggregate amount equal to $1,440,000 after giving effect to the 20% premium described above and assuming no event of default occurs. The repayment terms described above are also applicable to any additional amounts advanced by the investors to the Company in any subsequent tranche of funding under the notes. Therefore, if the second tranche is funded in its entirety, the Company will use $2,160,000 of the proceeds of a future offering to repay the entire amounts outstanding under these notes after giving effect to the 20% premium described above and assuming no event of default occurs. If an event of default occurs under the note and, to the extent the Company has a three calendar day cure period for such event of default under the note, the Company fails to cure such default within three days, at the investor’s election, the note shall accelerate and become immediately due and payable in full in cash, at the mandatory default amount, which is equal to 120% multiplied by the total amount then outstanding under the note, and thereafter interest on the note shall accrue at the lesser of 24% per annum and the maximum rate permitted under applicable law. If an event of default occurs under the note, each investor may elect to convert the note into shares of the Company’s common stock at any time following six months and three days after June 9, 2016, and the conversion price per share is equal to 60% of the lowest volume weighted average price of the Company’s common stock during the 21 consecutive trading days immediately preceding the conversion date.

On June 9, 2016, the Company also entered into a registration rights agreement with each investor, which provides that if the convertible note is not repaid in full on or before the maturity date applicable to the tranche funded and the Company proposes to file a registration statement under the Securities Act at any time on or after that maturity date, then the Company is required to offer to each investor the opportunity to register the shares of common stock into which the applicable convertible note is convertible. The registration rights do not apply to certain types of registration statements filed by the Company, which are excluded from this requirement.

For accounting purposes, the Company accounts for the debt, warrants and conversion features using an allocation process. As a result, the reported amount of the debt has been reduced and will be accreted to face value through the maturity date.

Demand Promissory Note

On January 29, 2016, the Company issued to Tiburon Opportunity Fund, L.P. a demand promissory note for a principal amount of $150,000. The note was due and payable on February 29, 2016. In lieu of interest, the Company issued to Tiburon Opportunity Fund, L.P. a five-year cashless warrant to purchase 16,667 shares of the Company’s common stock at $4.94 per share. The note provided that if the Company failed to repay the note on the due date, and for every thirty days beyond the due date the note is outstanding, the Company would be required to issue to Tiburon Opportunity Fund, L.P. additional five-year cashless warrants to purchase 16,667 shares of the Company’s common stock at $4.94 per share at the end of each 30-day period. Because the Company failed to repay the note within the required 30-day period, the Company issued to Tiburon Opportunity Fund, L.P., on February 28, 2016, an additional warrant to purchase 16,667 shares of the Company’s common stock at $4.94 per share. On March 7, 2016, Tiburon Opportunity Fund, L.P. exercised the warrants for 33,334 shares of the Company’s common stock for proceeds of $164,500. The Company repaid the note in full on March 7, 2016. As consideration for the warrant being exercised on a cash basis, the Company issued to Tiburon Opportunity Fund, L.P. a five-year replacement warrant for the purchase of 16,667 shares of our common stock.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Information Regarding Debt

The prime interest rate was 3.50% at June 30, 2016 and December 31, 2015.

As a result of either the short term duration or recency of its financings or refinancings, the Company believes that the fair value of its outstanding debt approximates market value.

5. Employee Benefit Plan

The Company has a defined contribution 401(k) saving plan covering all employees satisfying certain eligibility requirements. The plan permits, but does not require, contributions by the Company. The Company did not make any contributions for the three and six months ended June 30, 2016 and 2015.

6. Commitments and Contingencies

Operating Leases

The Company leases approximately 22,000 square feet of office space in Chanhassen, Minnesota. The lease commenced on May 1, 2012 and originally extended through August 31, 2016. In August 2015, the Company amended the terms of the lease agreement to extend the term through January 2022. In addition to the office space, the Company leases certain office furniture and equipment under operating leases through November 2018. The Company has two vehicles on 36-month leases which commenced in January and June 2015, respectively. The Company also entered into a lease agreement in April 2014 for a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of its acquisition of Select Mobile Money. The lease commenced on May 1, 2014 and extends through June 30, 2017. The Company has sub-leased the Dallas, Texas office space, commencing on November 19, 2015 and expiring on June 30, 2017. Rent expense under all leases for the three and six months ended June 30, 2016 was approximately $107,000 and $236,000, respectively, and approximately $126,000 and $253,000, respectively, for the three and six months ended June 30, 2015.

The Company’s headquarters office space lease calls for rent increases over the term of the lease. The Company records rent expense on a straight line basis using average rent for the term of the lease. The excess of the expense over cash rent paid is shown as accrued rent.

The Company also has various computer leases with three year terms. The Company is recording the expense on a monthly basis.

Total future minimum contractual lease payments for all operating leases are as follows:

Six months ending December 31, 2016	$178,742
2017	292,245
2018	241,894
2019	241,275
2020	247,726
Thereafter	276,563
$1,478,445

Capital Leases

The Company entered into a master capital lease arrangement with one of its directors from March 2015 to November of 2015 for certain computer equipment and software licenses with an imputed interest rate ranging from 3.8% to 18% per year. The total cost, net of accumulated amortization included in property and equipment as of June 30, 2016 and December 31, 2015 totaled approximately $562,000 and $501,000, respectively.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company also entered into a capital lease with a third-party leasing company, which was co-guaranteed by one of its directors, for prepaid software licenses totaling approximately $253,000. The lease carries an imputed interest rate of 10% per year and requires monthly payments of $10,759 per month through July 2017.

Future lease payments under capital leases are as follows:

Six months ending December 31, 2016	$233,389
2017	374,506
2018	80,103
2019	32,730
2020	2,836
Total payments	723,564
Less: portion representing interest	(11,827)
Principal portion	711,737
Less: unamortized deferred financing costs	(102,807)
Capital lease balance	608,930
Less: current maturities of capital lease obligations	(362,413)
Capital lease, net of current maturities	$246,517

In February 2015, the Company entered into an agreement with Mr. Davis, which guarantees financial responsibility for the obligations under the terms of a lease arrangement which he entered into on behalf of the Company. In addition, the Company entered into an agreement with Mr. Davis which provides for the same lease terms as he entered into on behalf of the Company. The three-year lease agreement provides financing for up to $500,000 of computer equipment the Company procured for its data centers to accommodate the overall increase in transactions and ensure it is able to meet customer uptime requirements. As consideration to the director for entering into the lease, the Company issued the director a five-year warrant to purchase up to 27,175 shares of common stock at $17.25 per share. The warrant was 100% vested and exercisable upon issuance. In June 2015, Mr. Davis provided his personal guarantee as part of the lease the Company entered into with a third-party leasing company totaling approximately $242,000. As consideration to Mr. Davis for providing his personal guarantee, the Company issued Mr. Davis a five-year warrant to purchase up to 16,127 shares of common stock at $6.60 per share in June 2015. The warrant was 100% vested and exercisable upon issuance. The Company amortizes the fair value of the warrants over the term of the leases.

Litigation

An entity named Cachet Banq contacted the Company in December 2010 relative to their U.S. Trademark Registration No. 2,857,465 (registered on June 29, 2004) for the standard character mark CACHET covering “financial services, namely automated clearing house processing services for the payroll service industry.” Cachet Banq has alleged that the Company’s use of “CACHET” infringes on their federal trademark registration. On March 4, 2013, Cachet Banq filed a trademark infringement lawsuit against the Company in the United States District Court for the Central District of California. The parties filed cross motions for summary judgment. The initial brief was filed on May 30, 2014, replies were filed on June 26, 2014 and the court took these motions under advisement on July 8, 2014. The Company has denied that its use of the character mark CACHET infringes on Cachet Banq’s purported rights in their mark, and will vigorously defend this and any similar claims made by Cachet Banq in the future. On September 21, 2015, the Court issued an order (1) granting Cachet Banq’s motion for summary judgment, (2) denying the Company’s motion for summary judgment, and (3) ordering the parties to submit memoranda regarding remedies. Following briefing in the Fall of 2015, the Court granted an additional period for discovery regarding remedies and ordered that the parties submit additional briefs on remedies. The discovery was completed and all additional briefing was submitted to the Court by April 19, 2016. In its memorandum to the Court, Cachet Banq stated that it is not presently seeking any monetary damages and is only seeking an injunction and their attorney’s fees. The parties are currently awaiting the Court’s decision on remedies. In any event, the Company believes that the Court’s order granting Cachet Banq’s motion for summary judgment was in error, and plans to appeal its decision. The Company’s insurance covered much of its legal fees related to this litigation and its legal team agreed to write-off certain accounts payable owed by the Company in excess of the insurance proceeds received. As a result, the Company recognized other income of approximately $293,000 for the three and six months ended June 30, 2016.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On March 31, 2016, the holder of the Company’s series subordinated note referred to in Note 4 “Financing Arrangements” commenced an action against the Company in Hennepin County Court in the State of Minnesota alleging that the Company breached the terms of the note and is seeking to collect alleged amounts due and owing under the note. The holder of the note alleges that the Company is in default and the Company owes the note holder $694,869 plus interest and assessments accruing after April 1, 2016. The dispute centers on the note holder’s interpretation of the agreement. Based on the note holder’s interpretation of the agreement, the note holder seeks an extraordinary amount in alleged liquidated damages (approximately $300,000 on an outstanding debt of approximately $415,000). The Company disputes the allegations of the note holder and intends to vigorously defend the claim. Among other things, the Company contends the note holder’s interpretation is unenforceable under Minnesota law. The note holder recently moved for summary judgment and a hearing on that motion was held on August 9, 2016 before the Fourth Judicial District in Hennepin County in Minnesota where the Court heard both arguments and took the motion under advisement. As of August 15, 2016, the Court has not yet rendered its decision on the motion. The alleged default could subject the Company to claims of default or cross default by the Company’s other lenders. At this time no other lender has asserted such a claim. As of June 30, 2016, the Company had recorded approximately $415,000 of outstanding debt and approximately $27,000 of accrued interest related to this note.

On or about May 24, 2016, the Company received notice from Trooien Capital alleging that the Subsidiary has not made interest payments in accordance with the terms of the loan and security agreement entered into by the Subsidiary and Trooien Capital on December 12, 2013 and that, as a result of such alleged breach, all outstanding amounts under that agreement are accelerated. The Company disputes Trooien Capital’s claim because the Subsidiary has been accruing interest expense in accordance with the terms of the agreement for more than two years and Trooien Capital has not objected to that practice. On or about May 27, 2016, the Subsidiary filed a verified complaint with the Fourth District Court of Hennepin County in Minnesota naming Trooien Capital as a defendant and seeking a declaratory judgment against Trooien Capital with respect to this claim. On June 13, 2016, Trooien Capital answered the Company’s complaint and asserted counterclaims. On June 20, 2016, Trooien Capital moved to appoint a receiver for the Company. On June 30, 2016, the Company filed a notice of motion and motion to dismiss a portion of the counterclaims. On July 19, 2016, the Company filed with the Fourth District Court of Hennepin County in Minnesota a memorandum of law and supporting documents requesting that the Court deny Trooien Capital’s motion to appoint a receiver for the Company. The Company believes that Trooien Capital’s claim is inconsistent with the loan and security agreement and the parties’ conduct during the two years since the Subsidiary entered into that agreement. The Company also believes that Trooien Capital’s motion and the remedy sought lacks sufficient evidence and factual support under the applicable legal standard. The Company also believes that Trooien Capital’s motion failed to establish, by clear and convincing evidence, that the appointment of a receiver is necessary. The Company intends to vigorously oppose the motion to appoint a receiver. A hearing in the Fourth Judicial District in Hennepin County in Minnesota is currently scheduled for October 18, 2016.

Financial Service Agreements

In August 2015, the Company entered into an agreement with a firm to provide investor relations and financial advisory services. The initial six month term of the agreement required the issuance of 26,667 shares of the Company common stock and payments totaling $30,000. After the initial six month term, the Company has the option to extend for an additional six months which would require issuing the firm an additional 26,667 shares of common stock and payment totaling $30,000. In February 2016, the Company renewed the services agreement and issued the firm an additional 31,000 shares of the Company’s common stock for another six months of investor relations and financial advisory services.

In January 2016, the Company entered into an agreement with an independent contractor to provide investor relations, capital raising services and other consulting duties. The agreement requires annual compensation for services of $100,000 as well as discretionary bonuses paid in cash or stock based on the consultant’s ability to complete particular projects for the Company. The term of this agreement is for 12 months commencing on January 1, 2016. The agreement is cancelable by either party with a 30-day notice.

7. Income Taxes

The Company has not recorded a current or deferred tax provision for the three and six months ended June 30, 2016 or 2015 due to the Company’s net losses and the uncertainty of realization of any related tax benefit in the future.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company recognizes tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional tax will be required to be paid. The Company had no uncertain tax positions as of June 30, 2016 or December 31, 2015. It is the Company’s practice to recognize interest and penalties accrued on any uncertain tax positions as a component of income tax expense. The Company does not expect any material changes in uncertain tax positions over the next twelve months.

8. Goodwill and Finite Life Intangible Assets

The Company assesses the carrying amount of its goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. The Company performs an impairment test for finite-lived assets, such as intangible assets, and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

The Company has only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by the Company’s chief operating decision maker. Accordingly, the Company completes its goodwill impairment testing on this single reporting unit.

In conducting the annual impairment test of the Company’s goodwill, qualitative factors are first examined to determine whether the existence of events or circumstances indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, a two-step impairment test is applied. In the first step, the Company calculates the fair value of the reporting unit and compares that amount with the reporting unit’s carrying amount, including goodwill. If the carrying amount exceeds the fair value, the Company performs the second step of measuring the amount of the goodwill impairment loss, if any, by comparing the implied fair value of the reporting unit’s goodwill to the carrying amount of goodwill. This requires performing a hypothetical application of the acquisition method to determine the implied fair value of goodwill after measuring the reporting unit’s identifiable assets and liabilities.

Goodwill was $204,000 as of June 30, 2016 and December 31, 2015. The Company conducted its annual goodwill impairment test as of December 31, 2015 and determined there to be no indication of impairment related to the Company’s goodwill. The Company will continue to monitor conditions and changes that could indicate an impairment of goodwill.

As of June 30, 2016, the Company determined that no triggering events had occurred since December 31, 2015 and that the Company’s finite-lived assets and long-lived assets were not impaired.

Identified intangible assets are summarized as follows:

	Amortizable	June 30, 2016
	Period	Gross	Accumulated	Net
	(years)	Assets	Amortization	Assets
Customer Contracts	3 - 5	$783,631	$(591,933)	$191,698
Proprietary Software	3	917,000	(711,626)	205,374
Total identified intangible assets		$1,700,631	$(1,303,559)	$397,072

	Amortizable	December 31, 2015
	Period	Gross	Accumulated	Net
	(years)	Assets	Amortization	Assets
Customer Contracts	3 - 5	$783,631	$(510,201)	$273,430
Proprietary Software	3	917,000	(558,794)	358,206
Total identified intangible assets		$1,700,631	$(1,068,995)	$631,636

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense for identified intangible assets is summarized below:

					Statement of
	Three Months Ended		Six Months Ended		Operations
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015	Classification
Customer Contracts	$40,865	$70,833	$81,732	141,666	Cost of Revenue
Proprietary Software	76,416	76,416	152,832	152,832	Cost of Revenue
Total amortization on identified intangible assets	$117,281	$147,249	$234,564	$294,498

Based on the identified intangible assets recorded at June 30, 2016, future amortization expense is expected to be as follows:

Six months ending December 31, 2016	$234,566
2017	114,429
2018	38,461
2019	9,616
$397,072

9. Shareholders’ Deficit

Convertible Preferred Stock

During 2014, the Company issued 2,229,702 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 148,647 shares of its common stock at a per-share price of $30.00 (since adjusted to $4.94 per share). Net proceeds to the Company after offering costs were $3.0 million. During the first quarter of 2015, the Company issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 600 shares of its common stock at a per-share price of $30.00 (since adjusted to $4.94 per share) and (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and issued five-year warrants to purchase an aggregate of 137,727 shares of its common stock at a per-share price of $17.25 (since adjusted to $4.94 per share). Net proceeds to the Company after offering costs were approximately $2.2 million, including the cancellation of $250,000 in debt held by Mr. Hanson. In February 2015, all 2,238,702 outstanding Series A preferred shares were converted into 194,670 shares of the Company’s common stock, while all 2,065,891 outstanding Series B preferred shares converted into 137,727 shares of the Company’s common stock. In addition, the Company issued 4,985 shares of common stock to the Series A and B convertible preferred holders related to the 8% dividend accrued through the conversion date.

Both the Series A Convertible Preferred Stock and the Series B Convertible preferred stock entitled their holders to an 8% per annum dividend, payable quarterly in cash or in kind (or a combination of both), as determined by the Company. Subject to certain customary exceptions, Series A Convertible Preferred Stock had full-ratchet conversion price protection in the event that the Company issued common stock below the conversion price, as adjusted, until the earlier of (i) 180 days from the closing or (ii) such time as the Company shall have obtained, after the closing, financing aggregating to at least $5 million. The warrants issued to purchasers of the Series A Convertible Preferred Stock contain similar full-ratchet exercise price protection in the event that the Company issues common stock below the exercise price, as adjusted, again subject to certain customary exceptions. On February 3, 2015, the Company issued the Series B Convertible Preferred Stock at $1.15 per share, resulting in an adjustment to (i) the conversion price of the Series A Convertible Preferred Stock from $1.50 per share to $1.15 per share and (ii) and the exercise price of the warrants issued therewith, from $30.00 per share to $17.25 per share (since adjusted to $4.94 per share). Since the Company raised an aggregate of more than $5 million, these full-ratchet price protections can no longer be triggered.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Upon any liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the holders of the preferred stock would have been entitled to receive out of the assets, whether capital or surplus, of the Company an amount equal to the Stated Value (as defined in the Company’s Certificate of Designation for the applicable series of preferred stock), plus any accrued and unpaid dividends thereon and any other fees or liquidated damages then due and owing thereon under the applicable Certificate of Designation before any distribution or payment would have been made to the holders of any Junior Securities (as defined in the Company’s Certificate of Designation for the applicable series of preferred stock), and would not have participated with the holders of Common Stock or other Junior Securities thereafter. If the assets of the Company had been insufficient to pay in full such amounts, then the entire sum of the assets distributed to the holders would have been ratably distributed among the holders in accordance with the respective amounts that would have been payable on such shares if all amounts payable thereon had been paid in full.

In June 2015, the Company issued 44,030 shares of Series C Convertible Preferred Stock at $100.00 per share and issued five-year warrants to purchase 670,475 shares of its common stock at a per-share price of $7.22 (since adjusted to $4.94) in a private placement. Total (cash and non-cash) gross proceeds to the Company were $4,403,000. Gross proceeds to the Company in the form of cash were $2,951,000. Gross proceeds to the Company in the form of promissory notes payable within 150 days were $950,000. These promissory notes were provided by Mr. Davis and Mr. Hanson. The Company also issued 2,000 and 3,020 shares of the Series C Preferred Stock to Mr. Davis and Mr. Hanson, respectively, in exchange for the cancellation of Company debt in the amount of $200,000 and $302,000 held by them. As of December 31, 2015, the Company had received $950,000 in principal from Messrs. Davis and Hanson in satisfaction of the notes receivable related to the Series C Convertible Preferred Stock offering described above.

In connection with the Company’s Series C Preferred Stock offering, the Company agreed to amend the warrants to purchase the Company’s common stock held by former holders of the Company’s Series A and B Preferred Stock to contain the same anti-dilution protections that are contained in the warrants issued in connection with the Series C Preferred stock. In addition, the exercise price of the warrants issued to the former Series A and B Preferred Stock holders was reduced from $17.25 to $7.22 (since adjusted to $4.94) per share. In addition, the Company agreed to amend the warrants issued to Scarsdale Equities LLC in connection with the Series B offering to reduce the exercise price from $17.25 to $7.22. Finally, the Company approved the amendment of a warrant to purchase common stock issued to Mr. Davis on February 3, 2015, to provide for the same modifications made to the warrants held by former holders of the Company’s series A and B preferred stock.

The Series C Preferred Stock entitles its holders to a 10% per annum dividend, payable quarterly in cash or in additional shares of Series C Preferred Stock (or a combination of both) as determined by the Company, and may be converted to the Company’s common stock at the option of a holder at an initial conversion price of $6.57 per share (since adjusted to $4.94 per share). The Series C Preferred Stock contains anti-dilution conversion price protection allowing the stock’s conversion price to adjust, prior to conversion, should the Company sell common stock at a price below the then current conversion price. The warrants issued to purchasers of the Series C convertible preferred stock contain similar anti-dilution exercise price protection in the event the Company issues common stock below the current exercise price, subject to certain customary exceptions. The Series C Preferred Stock will automatically convert into common stock upon the occurrence of any of the following: (a) an underwritten public offering of shares of the Company’s common stock providing at least $10 million in gross proceeds, (b) the Company’s common stock closing price being greater than 100% above the conversion price then in effect for at least 40 of 60 consecutive trading days, (c) four years after the closing of the offering of the Series C Preferred Stock, or (d) the written consent of holders representing 50% of the issued and outstanding Series C Preferred Stock. The holders of the Series C Preferred Stock will be entitled to vote their shares on an as-converted basis and will be entitled to a liquidation preference equal to the stated value (i.e., purchase price) of their shares plus any accrued but unpaid dividends thereon.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the offer and sale of the Series C Preferred Stock, the Company issued additional shares of the Company’s common stock totaling 548,842 shares to former holders of the Company’s Series A and B Preferred Stock (all of which has been converted to common stock), such that following the issuance of such shares, such holders will have received the same number of share of the Company’s common stock in total as they would have received upon conversion of the Series A and B preferred stock if the conversion price for the Series A and B preferred stock had been the same as the initial conversion price under the Series C Preferred Stock. The Company granted the recipients of these shares the same registration rights as provided to Series C Preferred Stockholders. As a result, the Company recognized expense totaling approximately $3,705,000 during the three and six months ended June 30, 2015, which applicable portions are reflected within the mark-to-market warrant and debt expense and share price conversion adjustment line items on the accompanying condensed consolidated statements of operations.

In March 2016, an investor converted 500 shares of Series C Convertible Stock at the then conversion price of $4.94 per share, as well as received credit for all unpaid cumulative dividends earned through the date of conversion. The investor received a total of 10,934 shares of common stock.

Common Stock

The following common stock issuances are in addition to the common stock issued as part of converting the Series A, B and C Convertible Preferred Stock referenced above.

During the six months ended June 30, 2015, the Company exchanged warrants to purchase 1,313 shares of common stock with an exercise price of $60.00 for 263 shares of common stock. The Company recorded approximately $8,000 in other expense, which represents the excess of the fair value of the stock issued over the fair value of the warrants as determined using the Black-Scholes option pricing model.

In February 2016, the Company issued to a firm 31,000 shares of common stock as part of compensation for six months of investor relations and financial advisory services.

From February 25, 2016 through March 31, 2016, the Company sold 209,190 shares of common stock in a private placement to accredited investors at a price of $5.55 per share together with five-year warrants to purchase 104,595 shares of common stock with an exercise price of $6.90 per share (warrants for 36,037 shares since adjusted to $5.63 per share). The aggregate gross proceeds were approximately $1,161,000.

From April 7 through April 8, 2016, the Company sold 36,067 shares of common stock in a private placement to accredited investors at a price of $5.55 per share together with five-year warrants to purchase 18,019 shares of common stock with an exercise price of $6.90 per share (since adjusted to $5.63 per share). The aggregate gross proceeds were approximately $200,000.

During the six months ended June 30, 2016, the Company issued 15,859 shares of its common stock to employees of the Company pursuant to the Company’s Performance Bonus Plan (the “Performance Bonus Plan”). See Note 10 “Stock Based Compensation and Benefit Plans” for more information.

During the six months ended June 30, 2016, the Company issued 12,108 shares of its common stock to employees of the Company pursuant to the Company’s Associate Stock Purchase Plan for total proceeds to the Company of approximately $62,000.

Warrants

In January 2015, the Company issued to three individual investors warrants to purchase 5,000 shares of common stock as part of an agreement. The warrants have a life of 10 years and, an exercise price of $21.00 per share and were fully exercisable upon the date of issuance. The Company recorded $11,238 in other expense during the six months ended June 30, 2015, which represents the fair value of the warrants as determined using the Black-Scholes option pricing model.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2015, the Company issued a five-year warrant for the purchase up to 27,175 shares of common stock at $17.25 per share to a director of the Company in consideration for the director leasing certain IT equipment to the Company. The total fair value of the warrant as determined using the Black-Scholes option pricing model totaled $76,489. This amount is being expensed over the three year lease term. In June 2015, the exercise price of the warrant was reduced to $7.22 (since adjusted to $4.94) and modified to the same terms provided to the warrants issued in the Series C Preferred Stock offering. The incremental fair value of the modification totaled $28,578 and is being amortized over the remainder of the three year lease term. The fair value of the warrant as of June 30, 2016 and December 31, 2015 was approximately $77,000 and $47,000, respectively. Also in June 2015, the Company provided the director a five-year warrant to purchase 16,127 shares of common stock at a price of $6.60 per share as consideration for providing his guarantee on a lease. The fair value of the warrant on the date of issuance totaled approximately $22,000, which is being amortized over the two-year lease term.

During the six months ended June 30, 2015, the Company issued five-year warrants to purchase 600 shares of the common stock at a per share price of $30.00 (since adjusted to $4.94 per share) as part of issuing 9,000 shares of Series A Convertible Preferred Stock. Additionally, the Company issued five-year warrants to purchase 137,727 shares of common stock at a per share price of $17.25 (since adjusted to $4.94 per share) as part of issuing 2,065,891 shares of Series B Convertible Preferred Stock. As mentioned above, since the Company exceeded the $5.0 million of gross proceeds threshold in February 2015, the full-ratchet provisions provided in the terms of the warrants expired and at which time the warrant liability was classified to additional paid-in capital.

In connection with the private placement of securities of the Company during the six months ended June 30, 2015, the Company issued its placement agents five-year warrants for the purchase of a total of 18 shares of common stock at $30.00 per share and 7,329 shares of common stock at $17.25 (4,930 shares since adjusted to $7.22) per share, 46,934 shares of common stock at $7.22 per share and 16,117 shares of common stock at $7.88 per share.

The Company also issued five-year warrants to purchase 670,475 shares of common stock at a per share price of $7.22 (since adjusted to $4.94) as part of issuing 44,030 shares of Series C Convertible Preferred Stock. In addition, the Company modified the terms of the warrants issued in the Series A & B Convertible Stock offering to the same terms offered to the warrant holders in the Series C offering. In addition, the exercise price of the warrants issued to the former Series A and B Preferred Stock holders was reduced from $17.25 to $7.22 (since adjusted to $4.94 per share). After the modification, the terms of the warrant holders in the Series A, B & C Preferred Stock offering all have exercise price anti-dilution protection. The fair value of the outstanding warrants related to the Series A, B & C Preferred Stock as of June 30, 2016 and December 31, 2015 totaled approximately $2,988,000 and $2,175,000, respectively.

A former senior lender received a warrant to purchase 5,082 shares of Company common stock at $135.00 per share. The warrant expires in October 2017. The exercise price of the warrant is subject to downward adjustment in the event of the subsequent sale of common stock or convertible debt at a lower price, as defined, prior to exercise of the warrant. As a result of this provision, the Company determined that the warrant should be accounted for as a liability carried at fair value. In June 2015, the exercise price was adjusted to $5.25 and the number of shares of Company common stock to be acquired was increased to 130,677 based on the Series C Preferred offering. In December 2015, the exercise price was adjusted to $3.90 and the number of shares of Company common stock to be acquired was increased to 175,911 based on the sales price of shares sold in December 2015. The Company determined the value of the warrant to be approximately $754,000 and $537,000 at June 30, 2016 and December 31, 2015, respectively.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In January 2014, the Company assumed notes payable totaling $74,486 related to the Merger. The original terms of the notes required repayment on the earlier of January 31, 2016 or the date the Company completes a business combination with an operating company in a reverse merger or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. The reverse merger was completed in February 2014 and the terms of the note were amended to state that the principal and related accrued interest is due the earlier of January 31, 2016 or the date the Company completes one or more private placements of debt or equity securities resulting in aggregate proceeds of $10,000,000. In March 2016, the Company paid off one of the notes with a principal and interest balance of approximately $3,500 and amended all other notes to change the earlier of date from January 31, 2016 to April 30, 2016. In May 2016, the Company modified the remaining notes and extended the maturity date of the notes to August 2016. A warrant for the issuance of 5,000 shares with an exercise price of $5.25 (since re-priced to $4.94) was issued in consideration for the note extensions. The warrant has exercise price anti-dilution protection for 180 days from date of grant. The Company has recognized non-cash expense of approximately $11,000 and $23,000, respectively, for the three and six months ended June 30, 2016 which represents the fair value of the warrants as determined using the Black-Scholes option pricing model.

On January 29, 2016, the Company entered into a thirty-day note payable with a private investor for $150,000. In lieu of interest, the Company agreed to issue a five-year cashless warrant to purchase 16,667 shares of common stock at $4.94 per share. Additionally, for each 30 days the principal amount was outstanding, the Company agreed to issue to the note holders an additional warrant for 16,667 shares with the same terms as described above. On February 28, 2016, a warrant for an additional 16,667 shares was issued. On March 7, 2016, the Company repaid the note. On the same day, the noteholder exercised the warrants for the 33,334 shares associated with the note for total proceeds to the Company of $164,500. As consideration for the warrants being exercised on a cash basis, the Company agreed to issue a five-year replacement warrant, covering 50% of the number of shares purchased upon exercise of the existing warrants, or 16,667 shares, at an exercise price of $4.94 per share. The Company has recognized non-cash expense of approximately $80,000 for the six months ended June 30, 2016 on the warrants issued for the note and approximately $56,000 for the six months ended June 30, 2016 on the replacement warrant, as determined using the Black-Scholes option pricing model on the date of grant.

In February 2016, the Company entered into a thirty-day note payable with Mr. Davis for $150,000 and Mr. Hanson for $75,000. Under the note agreements, in lieu of interest, the Company agreed to issue five-year cashless warrants to purchase 16,667 and 8,334 shares of common stock at $4.94 per share to Messrs. Davis and Hanson, respectively. Additionally, for each 30 days the principal amount is outstanding, the Company will issue the note holders an additional 16,667 and 8,334 warrants, respectively, with the same terms as described above. On March 29, 2016, both notes were amended to change the due dates of the principal amounts owed to January 11, 2017 and January 31, 2017, under Messrs. Hanson’s and Davis’ notes, respectively. Messrs. Davis and Hanson will continue to earn the warrants on a 30-day basis until the principal is repaid. As of June 30, 2016, Messrs. Davis and Hanson have received a total of 83,334 and 41,667 warrants, respectively. The Company has recognized non-cash expense of approximately $286,000 and $424,000 during the three and six months ended June 30, 2016, respectively, on Messrs. Davis’ and Hanson’s warrants, which represents the fair value of the warrants as determined using the Black-Scholes option pricing model.

From February 25, 2016 through April 8, 2016, the Company sold shares of common stock in a private placement, as mentioned above. The warrants issued to purchasers of those shares contain anti-dilution exercise price protection in the event the Company issues common stock or common stock equivalents below the current exercise price, to a floor of $5.63 per share, subject to certain customary exceptions. The Company recognized non-cash expense of approximately $363,000 for the warrant liability which represented an initial fair value of the warrants as determined using the Black-Scholes option pricing model. On March 2, 2016, the Company issued warrants with an exercise price of $4.94 per share, which triggered an exercise price adjustment to $5.63 per share for warrants to purchase 36,037 shares which were issued prior to March 2, 2016 in the private placement. On April 8, 2016, the Company issued warrants with an exercise price of $4.94 per share, which triggered an exercise price adjustment to $5.63 per share for all remaining warrants in the private placement. Since the exercise price was no longer subject to adjustment, the warrant liability balance of approximately $498,000 was reclassified to additional paid-in capital. In connection with the private placement, the Company issued to Scarsdale Equities LLC warrants to purchase 7,357 shares of common stock at $6.90 per share.

In May 2016, the Company issued a warrant for 5,000 shares with an exercise price of $5.55 in consideration for the extension of certain notes payable, due April 30, 2016. The Company recognized expense of approximately $14,000 related to the issuance during the three months ended June 30, 2016.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On May 9, 2016, the Company agreed to issue to Mr. Davis a warrant to acquire 22,665 shares of the Company’s common stock at an exercise price of $4.94 per share as an inducement to enter into a promissory note agreement.

On May 9, 2016 and May 10, 2016, the Company, as an inducement to enter into two demand promissory note agreements, agreed to issue to Mr. Davis warrants to acquire 5,000 shares of the Company’s common stock at an exercise price of $4.94 per share for each week the notes are outstanding. If a given note is outstanding for more than 30 days, the amount of each new warrant issuance shall increase to 6,667 shares per week. The Company repaid both notes in June 2016 and issued to Mr. Davis warrants to acquire a total of 53,334 shares of common stock. The Company recognized expense of approximately $152,000 related to the issuance during the three months ended June 30, 2016.

In June 2016, the Company issued convertible notes to various investors in which it also issued warrants to purchase 170,698 shares of its common stock at an exercise price of $5.55 per share and warrants to purchase 200,000 shares of its common stock at an exercise price of $6.00 per share. The Company was required to mark-to-market the 200,000 warrants issued at an exercise price of $6.00 per share as of June 30, 2016, which resulted in non-cash expense of approximately $336,000. As of June 30, 2016, the fair value of these warrants was approximately $1,002,000.

During the six months ended June 30, 2016, the Company issued 192,509 shares of its common stock pursuant to warrant exercises for total proceeds of approximately $932,000. There were no warrants exercised during the six months ended June 30, 2015. As consideration for the warrants being exercised on a cash basis, the Company agreed to issue five-year replacement warrants, covering 110% of the number of shares purchased upon exercise of the existing warrants, at an exercise price of $4.94 per share. Accordingly, replacement warrants covering a total of 187,762 shares of the Company’s common stock have been issued through June 30, 2016. The fair value of these warrants, as determined using the Black-Scholes option pricing model on the date of grant, totaled approximately $608,000. In addition, warrants to purchase 44,208 shares of common stock were re-priced from $7.22 per share to $4.94 in January 2016, at a fair value expense of approximately $33,000. In relation to the warrants exercised during the six months ended June 30, 2016, approximately $416,000 of warrant liability was reclassified to additional paid-in capital related to warrants exercised with anti-dilutive exercise price protection.

The following is a summary of warrant activity for the three and six months ended June 30, 2016:

	Number of		Weighted
	Shares Issuable	Weighted Avg.	Remaining
	Under Warrants	Exercise Price	Life (Years)
Balance, December 31, 2015	1,723,674	10.95	3.98
Issued	319,392	5.58
Exercised	(133,148)	4.94
Balance, March 31, 2016	1,909,918	10.35	3.88
Issued	613,380	5.52
Exercised	(63,345)	4.94
Balance, June 30, 2016	2,459,953	9.30	3.94

The fair value of the warrants granted was determined using the Black-Scholes option pricing model and the following assumptions for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Expected term	2.5 Years	2.5 Years	2.5 Years	2.5 Years
Expected dividend	0%	0%	0%	0%
Volatility	76% to 83%	31% to 32%	65% to 83%	27%
Risk-free interest rate	0.84% to 1.08%	1.00% to 1.07%	0.81% to 1.31%	0.85% to 1.37%

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. Stock-Based Compensation and Benefit Plans

Stock Options and Performance Awards

On February 9, 2010, the board of directors adopted the 2010 Equity Incentive Plan (the “2010 EIP”). The 2010 EIP was approved by the shareholders of the Company. Participants in the plan include the Company’s employees, officers, directors, consultants, or independent contractors. On February 12, 2014, the Board of Directors approved the assumption of the 2010 EIP as part of the Merger; however, it was agreed that no new grants would be made under the 2010 EIP. As of June 30, 2016, the number of common stock reserved for issuance under the 2010 EIP was 7,850 shares. On February 12, 2014, the board of directors also adopted the 2014 Stock Incentive Plan (the “2014 SIP”) for an aggregate of 101,442 shares of common stock, $0.0001 par value per share. On June 2, 2016, the board of directors also adopted the 2016 Stock Incentive Plan (the “2016 SIP”) for an aggregate of 600,000 shares of common stock, $0.0001 par value per share. The Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant non-qualified (non-statutory) stock options for up to 6,667 common shares to new employees of the Company who are not officers of the Company during each fiscal year. Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights (“SARs”); (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares. Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors. No person is eligible to receive grants of stock options and SARs under the 2014 SIP that exceed, in the aggregate, 26,667 shares of common stock in any one year. The term of each stock option shall be determined by the board or committee, but shall not exceed ten years. Vested stock options may be exercised in whole or part by the holder giving notice to the Company. Options under the plan may provide for the holder of the option to make payment of the exercise price by surrender of shares equal in value to the exercise price. Options granted to employees generally vest over two to three years. Stock awards granted to non-employee directors generally vest 50% on the grant date and 50% on the first anniversary of the date of the grant. Options expire five years from the date of grant.

During the three and six months ended June 30, 2016, the Company issued options to purchase 6,668 and 106,273 shares, with exercise prices ranging from $5.70 to $7.50 per share. The aggregate fair value of options granted totaled approximately $21,000 and $271,000, respectively, for the three and six months ended June 30, 2016. Of those options, grants issued to executive management outside of the 2014 SIP totaled 72,200 shares and vest 1/3rd on date of grant and 1/3rd each of the first two anniversary dates thereafter.

During the three and six months ended June 30, 2015, the Company issued options to purchase 6,200 and 37,200 shares, respectively, with exercise prices ranging from $11.25 to $22.50 per share. The aggregate fair value of options granted totaled approximately $16,000 and $100,000 for the three and six months ended June 30, 2015. Of those options, options issued to executive management and directors outside of the 2014 SIP totaled 19,667 shares and vest 1/3rd each of the first two anniversary dates thereafter. A total of 2,667 options issued to a director vested 100% on the grant date in January 2015.

During the three and six months ended June 30, 2016, the Company issued to certain non-executive associates (employees) common stock under the 2014 SIP as part of the Company’s quarterly Performance Bonus Plan (the “Performance Bonus Plan”). The Performance Bonus Plan is intended to provide incentive for associates to establish quarterly goals and objectives as defined by management and achieve those goals and objectives above the established criteria. The performance awards issued totaled 9,489 and 15,859 shares, respectively, for the three and six months ended June 30, 2016. The fair value of approximately $50,000 and $84,000 was recognized during the three and six months ended June 30, 2016, respectively.

As of June 30, 2016, the Company had outstanding stock options totaling 66,089 shares granted under the 2014 SIP. As of June 30, 2016, the 2010 EIP had outstanding stock options of 7,809 shares. As of June 30, 2016, there were no outstanding stock options pursuant to the 2016 SIP. The Company has also issued stock options outside of the 2014 SIP. As of June 30, 2016, the Company had outstanding stock options totaling 216,450 shares issued outside of the 2014 SIP.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Stock Compensation Expense Information

FASB ASC Topic 718-10 requires measurement and recognition of compensation expense for all stock-based payments including warrants, stock options, restricted stock grants and stock bonuses based on estimated fair values as of the grant date. Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the three and six months ended June 30, 2016 and 2015 was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Stock-based compensation costs included in:
Cost of revenue	$53,071	$12,543	$73,672	$16,438
Sales and marketing expenses	51,545	18,938	82,833	31,061
Research and development expenses	44,443	21,706	74,464	39,141
General and administrative expenses	30,377	30,215	77,253	67,668
Total stock-based compensation expense	$179,436	$83,402	$308,222	$154,308

As of June 30, 2016, the total compensation cost related to unvested options awards not yet recognized was approximately $217,000, which will be recognized over a weighted-average period of 1.4 years. There were no options exercised during the three and six months ended June 30, 2016 and 2015.

The estimated fair values of stock options granted and assumptions used for the Black-Scholes option pricing model were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Estimated Fair Value	$20,976	$15,557	$271,484	$100,289
Shares Issuable Under Options Granted	6,668	6,200	106,273	37,200
Expected Term	3 Years	3 Years	3 Years	2 to 3 Years
Expected Dividend	0%	0%	0%	0%
Volatility	69% to 73%	30%	61% to 73%	26% to 30%
Risk Free Interest Rate	0.90% to 1.04%	0.86% to 0.91%	0.90% to 1.31%	0.22% to 1.07%

The following is a summary of stock option activity for the three and six months ended June 30, 2016:

			Weighted
	Number of		Remaining
	Shares Issuable	Weighted Avg.	Contractual	Intrinsic
	Under Options	Exercise Price	Life (Years)	Value
Balance, December 31, 2015	249,951	$19.80	3.95	$-
Granted	99,605	6.07
Exercised	—	—
Forfeited or Expired	(31,295)	12.15
Balance, March 31, 2016	318,261	16.35	3.70	121,741
Granted	6,668	6.78
Exercised	—	—
Forfeited or Expired	(34,549)	16.18
Balance, June 30, 2016	290,380	$16.08	3.82	$82,897
Exercisable at June 30, 2016	183,955	$19.78	3.52	$27,741

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to stock options outstanding and exercisable as of June 30, 2016:

	Stock Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Price	Aggregate Intrinsic Value
$5.70 to $9.30	85,584	4.50	$6.19	$82,897	29,274	$6.20	$27,741
$10.50 to $20.25	77,770	4.05	12.72	—	32,751	12.90	—
$22.50 to $60.00	127,026	3.21	24.81	—	121,930	24.89	—
	290,380	3.82	$16.08	$82,897	183,955	$19.78	$27,741

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

2014 Associate Stock Purchase Plan

In September 2014 and August 2015, the Company’s Board of Directors and stockholders, respectively, approved the 2014 Associate Stock Purchase Plan, under which 33,334 shares were reserved for purchase by the Company’s associates (employees). The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. As of June 30, 2016, there are 7,456 shares available for purchase remaining in the plan.

11. Related Party Transactions

Balances with related parties consisting of members of the Board of Directors (no Company debt is held by the Company’s executive officers) for borrowings and warrants were as follows:

	As of
	June 30, 2016	December 31, 2015
Debt held by related parties	$2,162,492	$1,748,000
Warrants held by related parties	895,594	691,032

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Related party interest expense	$49,239	$42,410	$92,819	$80,876

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

12. Concentrations

The Company continues to rely on vendors to provide technology and licensing components that are critical to its solutions. In addition, the Company engaged a development firm located in Toronto, Canada beginning in March 2014 to augment its software development efforts. During the three and six months ended June 30, 2016, there was no single supplier whose total billings exceeded 10% of the Company’s total supplier expenditures to this vendor. During the three and six months ended June 30, 2015, the Company expensed a total of approximately $287,000 and $582,000, representing 15% for both periods of its total supplier expenditures. In addition, fees incurred related to a financial advisor in relation to private investment in public equity (“PIPE”) offerings completed in June 2015 represented 12% of supplier expenditures during the three months ended June 30, 2015. The two financial advisory firms who assisted the Company in completing PIPE offerings during the first half of 2015 each represented 25% and 12% of our overall accounts payable balance as June 30, 2015.

As of June 30, 2016, the Company had net payables of approximately $337,000 owed to a law firm for legal services, representing 24.6% of its accounts payable balance and $238,950 owed to a technology partner for software licenses, representing 17.4% of its accounts payable balance. As of December 31, 2015, the Company had payables of approximately $342,000 owed to a law firm for legal services, representing 30.8% of its accounts payable balance.

There was no single customer whose revenue exceeded 10% of the Company’s consolidated revenues for the three and six months ended June 30, 2016 or 2015. Within accounts receivable are receivables from two customers of approximately $212,000 and $188,000, representing 13.4% and 11.9%, respectively, as of June 30, 2016. As of December 31, 2015, the Company had receivables due from three customers of approximately $121,000, $113,000 and $95,000 representing 17.0%, 15.8% and 13.3%, respectively, of its gross accounts receivable balance.

13. Subsequent Events

On July 1, 2016, the Company and Lincoln Park entered into the Lincoln Park Termination Agreement, terminating the Purchase Agreement and a separate registration rights agreement effective July 1, 2016, as more fully set forth in the Termination Agreement. Under the Lincoln Park Termination Agreement, certain provisions of the Purchase Agreement survive the termination of the Purchase Agreement for a limited period, including certain covenants in the Purchase Agreement prohibiting the Company from entering into certain non-exempt variable rate transactions (the “Variable Rate Covenants”). Lincoln Park has also waived the application of the Variable Rate Covenants to certain previous issuances of securities by the Company. The Company and Lincoln Park have also agreed to mutually release each other from any and all claims under the Transaction Documents, except for certain surviving obligations set forth in the Termination Agreement. The Company agreed to issue to Lincoln Park warrants to purchase up to 100,000 shares of the Company’s common stock, which warrants are immediately exercisable at an exercise price of $6.00 per share for five years from July 1, 2016.

On July 7, 2016, the Company entered into an amendment #3 to borrowing agreement with Mr. Hanson in connection with a revolving line of credit note entered into by the parties on May 7, 2014 (as subsequently amended). Pursuant to that amendment, which is effective as of June 30, 2016, the parties agreed that the Company make interest-only payments on January 31, 2017 and not on June 30, September 30 and December 31, 2016 as previously agreed upon by the parties.

On July 7, 2016, the Company entered into an addendum #4 to commitment letter with Mr. Hanson in connection with a commitment letter entered into by the parties on July 30, 2014 (as subsequently amended). Pursuant to that addendum, which is effective as of June 30, 2016, the parties extended the payment date of the interest-only payments that were or will be due and payable on June 30, September 30 and December 31, 2016 to January 31, 2017.

On July 13, 2016, the Subsidiary entered into an addendum #1 to demand promissory note with Mr. Hanson in connection with a demand promissory note issued by the Subsidiary to Mr. Hanson on December 22, 2015. Pursuant to that addendum, which is effective as of June 30, 2016, the parties extended the maturity date under the demand promissory note from June 30, 2016 to January 31, 2017.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On July 13, 2016 (the “Davis Issuance Date”), the Company issued to Mr. Davis a convertible promissory note in the principal amount of $360,000 and a warrant to purchase up to 20,000 shares of the Company’s common stock, subject to adjustments, in exchange for an aggregate purchase price of $300,000, payable by Mr. Davis within three business days after the issuance of the note. The warrant has an exercise price of $6.00 per share, subject to adjustments, and is exercisable for a five year period. The note does not bear any interest, other than during an event of default (in which case default interest at a rate of 24% per annum is applicable). The note is due and payable six months after the Davis Issuance Date. In addition to the Company providing three days advance written notice to an investor prior to repayment, under the terms of the note upon repayment of the note (including on the maturity date) the Company is obligated to pay a 20% premium on the principal amount and any accrued default interest then due on the note, which in the aggregate is equal to 120% of the principal amount and any accrued default interest then due on the note. The holder cannot convert the note during such three day advance notice period prior to repayment unless an event of default has occurred under the note and at least six months and three days have elapsed since the issuance date of the note. Under the terms of the note, among other events, an event of default will occur if the Company fails to repay the note in its entirety at 120% of the principal amount and any then accrued default interest with the proceeds received from the Company’s next underwritten offering of $5,000,000 or more that is completed on or after the Issuance Date. If an event of default occurs under the note and to the extent the Company has a three calendar day cure period for such event of default under the note, the Company fails to cure such default within three days, at the holder’s election, the note shall accelerate and become immediately due and payable in full in cash at the mandatory default amount, which is equal to 120% multiplied by the total amount outstanding under the note, and thereafter interest on the note shall accrue at the lesser of 24% per annum and the maximum rate permitted under applicable law. If an event of default occurs under the note, the holder may elect to convert the note into shares of common stock at any time following six months and three days after the Issuance Date, and the conversion price per share is equal to 60% of the lowest volume weighted average price of the Company’s common stock during the 21 consecutive trading days immediately preceding the conversion date. The convertible note and the warrant were issued to Mr. Davis in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On July 14, 2016 (the “Hanson Issuance Date”), the Company issued to Mr. Hanson a convertible promissory note in the principal amount of $240,000 and a warrant to purchase up to 13,334 shares of the Company’s common stock, subject to adjustments, in exchange for an aggregate purchase price of $200,000, payable by Mr. Hanson within three business days after the issuance of the note. The warrant has an exercise price of $6.00 per share, subject to adjustments, and is exercisable for a five year period. The note does not bear any interest, other than during an event of default (in which case default interest at a rate of 24% per annum is applicable). The note is due and payable six months after July 14, 2016. In addition to the Company providing three days advance written notice to an investor prior to repayment, under the terms of the note upon repayment of the note (including on the maturity date) the Company is obligated to pay a 20% premium on the principal amount and any accrued default interest then due on the note, which in the aggregate is equal to 120% of the principal amount and any accrued default interest then due on the note. The holder cannot convert the note during such three day advance notice period prior to repayment unless an event of default has occurred under the note and at least six months and three days have elapsed since the issuance date of the note. Under the terms of the note, among other events, an event of default will occur if the Company fails to repay the note in its entirety at 120% of the principal amount and any then accrued default interest with the proceeds received from the Company’s next underwritten offering of $5,000,000 or more that is completed on or after the Hanson Issuance Date. If an event of default occurs under the note and to the extent the Company has a three calendar day cure period for such event of default under the note, the Company fails to cure such default within three days, at the holder’s election, the note shall accelerate and become immediately due and payable in full in cash at the mandatory default amount, which is equal to 120% multiplied by the total amount outstanding under the note, and thereafter interest on the note shall accrue at the lesser of 24% per annum and the maximum rate permitted under applicable law. If an event of default occurs under the note, the holder may elect to convert the note into shares of common stock at any time following six months and three days after the Hanson Issuance Date and the conversion price per share is equal to 60% of the lowest volume weighted average price of the Company’s common stock during the 21 consecutive trading days immediately preceding the conversion date. The convertible note and the warrant were issued to Mr. Hanson in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

On July 21, 2016, the Company filed a registration statement on Form S-1 (File No. 333-212610) in which it proposes to offer to the public shares of its common stock, $0.0001 par value per share, at a proposed maximum of $20.0 million in shares.

On July 27, 2016, the Company completed a one-for-fifteen (1:15) reverse stock split.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On August 11, 2016, the Company entered into a securities purchase agreement with Columbus Capital Partners L.P. and Columbus Capital QP Partners, L.P. pursuant to which the Company issued to Columbus Capital convertible notes, due August 2017, in an aggregate principal amount of $526,315 and warrants to purchase 85,348 shares of the Company’s common stock, subject to adjustments, in exchange for an aggregate purchase price of $500,000 paid in cash. The notes and the warrants were issued in reliance on the exemption from registration provided by the Securities Act and Rule 506 of Regulation D thereunder. The notes are unsecured, do not bear any interest and are payable in full on August 11, 2017. Columbus Capital may elect to convert the principal amount of the notes into shares of the Company’s common stock at any time before August 11, 2017 at a conversion price per share equal to the lower of $5.55 and 80% of the per share sale price of the Company’s common stock in the Company’s next underwritten public offering. The Company has the right to require Columbus Capital to convert the notes into shares of the Company’s common stock at that conversion price if the Company’s common stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market or the Nasdaq Global Select Market. The warrants issued to Columbus Capital have an exercise price of $5.55 per share, subject to adjustments, and are exercisable for a five year period. In addition, under the securities purchase agreement with Columbus Capital, the Company is required to file with the Securities and Exchange Commission a registration statement covering the resale of the shares of the Company’s common stock issuable under the notes and the warrants within 21 days following the consummation of the Company’s next underwritten public offering or 90 days following the date on which the Company’s current financing plan is terminated. If the Company fails to file a registration statement in a timely manner it will be required to issue to Columbus Capital additional warrants to purchase shares of the Company’s common stock.

On August 12, 2016, the Company entered into a securities purchase agreement Messrs. Hanson and Davis, pursuant to which the Company issued to each of Messrs. Hanson and Davis a convertible note, due August 2017, in a principal amount of $263,158 and a warrant to purchase 42,674 shares of the Company’s common stock, subject to adjustments, in exchange for a purchase price of $250,000 paid in cash by each such director. The notes and the warrants were issued to Messrs. Hanson and Davis in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. The notes are unsecured, do not bear any interest and are payable in full on August 12, 2017. Each of Messrs. Hanson and Davis may elect to convert the principal amount of the note issued to him into shares of the Company’s common stock at any time before August 12, 2017 at a conversion price per share equal to the lower of $5.55 and 80% of the per share sale price of the Company’s common stock in the Company’s next underwritten public offering. The Company has the right to require each of Messrs. Hanson and Davis to convert the notes into shares of the Company’s common stock at that conversion price if the Company’s common stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market or the Nasdaq Global Select Market. The warrants issued to Messrs. Hanson and Davis have an exercise price of $5.55 per share, subject to adjustments, and are exercisable for a five year period.

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

OVERVIEW

Cachet Financial Solutions, Inc. (the “Company,” “Cachet,” “we,” “us,” “our”) is a leading provider of software-as-a-service, or SaaS, financial technology, or fintech, solutions to the financial services industry. We provide traditional financial institutions and alternative financial service, or AFS, providers with innovative mobile and other solutions to enable them to offer a suite of leading-edge mobile financial services to their customers through the Internet, or cloud-based, access. As a SaaS provider, we develop, host and maintain software solutions that we license to our clients. We serve three primary markets in the United States: banks, credit unions and AFS providers, which includes providers of non-traditional banking services such as reloadable prepaid cards and check cashing services. In the future, we intend to expand outside of the United States, including Latin America and Europe, as opportunities present themselves.

We have been expanding our suite of available fintech solutions. One of our recent solutions, Select Mobile Money, is an award-winning prepaid mobile money platform that seamlessly links various mobile banking features with a prepaid debit card issued by financial institutions or AFS providers. Our Select Mobile Money solutions comprise two distinct mobile banking technology solutions: first, a white label mobile money platform for larger financial institutions and AFS providers that already have a reloadable prepaid card program and wish to enhance it by integrating a feature rich app; and second, an end-to-end reloadable prepaid card program, which we call Select Mobile Money-Express, or SMM-X, offered to all banks, credit unions and AFS providers of all sizes that would like to deploy a complete reloadable prepaid card program, comprising a prepaid debit card, an integrated mobile app and program management.

Our business has historically focused on offering a full suite of consumer and business remote deposit check capture, or RDC, products that enable financial institutions to provide their customers with the ability to conveniently deposit their checks remotely anytime, anywhere. While we continue to offer these solutions, we recently expanded our focus to include prepaid mobile money solutions. Our latest innovations are a mobile remote payment capture solution, which we call Select Mobile NowPay, which enables enterprises to accept check payments submitted via their customers’ mobile devices, and our mobile account opening solution, which we call Select Mobile Account Opening, which streamlines the account opening process by utilizing photo imaging to capture customer data and auto-populate an account opening application form for checking, savings, credit card and other types of accounts.

On June 2, 2016, our board of directors (the “Board of Directors”) adopted resolutions approving and recommending to our shareholders to approve a proposal to amend our Amended and Restated Certificate of Incorporation to effect a reverse split of outstanding shares of our common stock within a range of one share of common stock for every five shares of common stock (1:5) to one share of common stock for every twenty-five shares of common stock (1:25) (the “Reverse Stock Split”), with the exact Reverse Stock Split ratio to be set within this range as determined by the Board of Directors in its sole discretion. The Reverse Stock Split was approved by our stockholders in June 2016. On July 13, 2016, our Board of Directors fixed the Reverse Stock Split ratio at 1:15. On July 25, 2016, we filed a Certificate of Amendment of Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the Reverse Stock Split. The Reverse Stock Split became effective on July 27, 2016. As a result of the Reverse Stock Split, our historical financial statements have been revised to reflect share counts and per share data as if the Reverse Stock Split had been in effect for all periods presented.

Revenues

Our Revenue Sources

As of June 30, 2016, we have sold primarily RDC solutions, which have been the primary source of our revenues, and the balance of our revenues were from sales of our Select Mobile Money and Mobile Account Opening solutions.

As of June 30, 2016, we had entered into contracts for the sale of approximately 685 products (including product enhancements), of which approximately 492 were “active” as of June 30, 2016, meaning that the product or enhancement has been deployed or implemented by our client for use by its customers or we have completed our implementation and/or customization work for the product or enhancement and have delivered it to our client for deployment. Of the approximately 685 products sold as of June 30, 2016, approximately 632 related to RDC products, 43 related to our white label Select Mobile Money solution, five related to our SMM-X solution, four related to Mobile Account Opening and one related to Select Mobile NowPay. Of the approximately 492 products sold which were active as of June 30, 2016, approximately 480 related to RDC products, 11 related to our white label Select Mobile Money solutions and one related to our Mobile Account Opening. Our SMM-X and Select Mobile NowPay solutions were not yet active as of June 30, 2016.

Our Revenue Components

Our revenues are comprised of non-recurring revenue and recurring revenue. We have the following two categories of non-recurring revenue:

Up-Front Implementation Fees. We usually charge our clients an up-front implementation fee due upon entering into a new contract for the initial set up of our solution. This fee is earned by us over the life of the contract for bringing the client “live,” meaning that the client has implemented our solution enabling the processing of our client’s customer transactions. Usually, the term of these contracts range anywhere from 12 to 36 months. This fee is amortized into revenue on a monthly basis over the life of the contract.

Professional Services Fees. If requested by our client, we provide professional services to the client for our solutions. Fees from professional services may include fees charged for any client customization services, development of interfaces requested by our clients, assistance with integration of our solutions with our clients’ applications, dedicated client support services, advisory services to clients who choose to develop their own interfaces and applications, and additional marketing support services requested by our clients. For our RDC solutions, we also include in this category revenues from the sale of scanning and related equipment.

Recurring Revenue

We earn recurring revenue on a monthly basis from our client’s customer transactions, monthly user fees charged per customer, and/or hosting/maintenance fees charged to our clients. Recurring revenue arise only after the client has implemented one of our solutions, whether prepaid mobile money, RDC, or mobile account opening. Recurring revenue varies depending on the specific solution deployed, the fee arrangement negotiated with the client, the number of client customers that use the application, the type of user transaction and the volume of user transactions.

Recurring revenue from our white label solution prepaid mobile money solution vary by client and typically comprise of a monthly hosting fee and a monthly active user fee charged based on the number of customers that open the application. Although we do not currently charge user transaction fees for this solution, in the future we may introduce new features into this solution which may have a transaction fee revenue component.

Recurring revenue from our RDC solutions vary by client and typically comprise of a monthly hosting/maintenance fee, a monthly user fee we charge our client for each customer that has signed up for this service, and transaction fees which vary based on the type of service and the number of checks deposited using this service.

Recurring revenue from our Select Mobile NowPay solutions are expected to comprise of a monthly hosting fee and transaction fees based on the number of payments received using this service. Recurring revenue from our Select Mobile Account Opening solutions is expected to comprise of a monthly hosting fee and transaction fees based on the number of new accounts applications made using this service.

Critical Accounting Policies

Set forth below is a summary of the significant accounting policies applied in the preparation of our condensed consolidated financial statements.

Basis of Presentation

Our condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary, Cachet Financial Solutions Inc. Our wholly-owned subsidiary is the only entity with operational activity, and therefore no intercompany transactions exist with the parent entity which would need to be eliminated. We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our consolidated financial statements have been prepared on the basis that we will continue as a going concern.

Revenue Recognition

We generate revenue from the following sources:

●	up-front implementation fee;

●	professional service fees; and

●	recurring revenue, comprising of monthly hosting/maintenance fee, monthly user fees and transaction fees.

We commence revenue recognition for fees earned on our SaaS fintech solutions and services when all of the following criteria are met:

●	there is persuasive evidence of an arrangement;

●	the service has been or is being provided to the client;

●	collection of the fees is reasonably assured; and

●	the amount of fees to be paid by the client is fixed or determinable.

Up-Front Implementation Fees

The up-front implementation fees are recognized over the term of the contract or expected life of the contract where no contractual term exists. Generally, client agreements are entered into for 12 to 36 months. A majority of the implementation service component of the arrangement with clients is performed within 120 days of entering into a contract with the customer.

Professional Services Fee

Fees from professional services may include fees charged for any client customization services, development of interfaces requested by our clients, assistance with integration of our solutions with our client’s applications, dedicated client support services, advisory services to clients who choose to develop their own interfaces and applications, and additional marketing support services requested by our clients. Professional services are typically performed within three to six months of entering into an arrangement with the customer. Professional services are typically sold on a fixed-fee basis, but are also offered on a time-and-material basis. Revenue for time-and-material arrangements is recognized as the services are performed. Revenue for professional services is recognized under a percent of completion method matching the revenue with the costs of the computer programmer’s time. We use internal milestones to estimate the costs and related percent of completion. Professional services are not considered essential to the functionality of our SaaS solutions. For our RDC solutions, we also include in this category revenues from the sale of scanning and related equipment.

In determining whether professional services can be accounted for separately from other services, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sells our solutions to new clients without professional services.

Recurring Revenue

Recurring revenue is billed on a monthly basis, and comprises of hosting/maintenance fees charged to our clients, user fees charged per customer, and transaction fees based on our client’s customer transactions. Recurring revenue arises only after the client has implemented one of our solutions, whether RDC, Select Mobile Money, Select Mobile NowPay or Select Mobile Account Opening. Recurring revenue varies depending on the specific solution deployed, the fee arrangement negotiated with the client, the number of client customers that use the application (and, in the case of our prepaid mobile money application, the type of service used), and the volume of monthly user transactions.

Recurring revenue is recognized monthly based on the terms of the specific client agreement, commencing on the date the service is provisioned to the client, provided the four revenue recognition criteria have been satisfied. Hosting/maintenance fees and user fees are recognized on a monthly basis as earned under the terms of the client agreement provided the four revenue recognition criteria have been satisfied. Transaction volume fees are recognized as transactions are processed provided the four revenue recognition criteria have been satisfied.

Multiple Element Arrangement

We enter into multiple element arrangements in which a client may purchase a solution and professional services. For arrangements with multiple deliverables, we evaluate whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple element arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, we account for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are combined with the final deliverable within the arrangement and treated as a single unit of accounting.

We determine the selling price for each element based on the selling price hierarchy of: (i) vendor-specific objective evidence of fair value, or VSOE, (ii) third-party evidence, or TPE, and (iii) estimated selling price, or ESP. We are unable to establish VSOE for any of our services, as we have not historically priced our solutions or services with sufficient consistency. We are unable to establish TPE, as we do not have sufficient information regarding pricing of third-party solutions and professional services similar to our offerings. As a result, we have developed estimates of selling prices based on margins established by our senior management as the targets in our selling and pricing strategies after considering the nature of the services, the economic and competitive environment, and the nature and magnitude of the costs incurred. The amount of arrangement fee allocated to a single unit of accounting is limited by any contingent revenue, if applicable.

Deferred Revenue

Deferred revenue consists of billings and payments received in advance of revenue recognition from any of the solutions and services we offer and is recognized as the revenue recognition criteria are met. We typically invoice our clients on a monthly basis and, in certain limited cases, on an annual basis. Accordingly, the deferred revenue balance does not represent the total contract value of our multi-year client agreements. Deferred revenue also includes certain deferred professional services fees, which are recognized in accordance with our revenue recognition policy. The portion of deferred revenue we expect to recognize during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as non-current.

Cost of Revenue

Cost of revenue primarily consists of costs related to developing, implementing, hosting and supporting our cloud-based solutions and services, including our RDC solutions and our prepaid mobile money solutions, providing client support, data communications expense, salaries and benefits and non-cash stock compensation expense of operations and support personnel, software development fees, software license fees, amortization expense associated with acquired developed technology assets, and property and equipment depreciation of fixed assets used in the generation of revenue. Cost of revenue also includes the cost of professional services we procure externally, including for the services we procure from our external programming consultants in Toronto, Canada. These external programming consultants are dedicated primarily to our prepaid mobile money solutions and other select development projects. We do not track or allocate cost of revenues to the different solutions or services we sell or to our specific revenue sources, except for the cost of professional services we incur externally including for the services we procure from our external programming consultants in Toronto, Canada.

Sales and Marketing

Sales and marketing expenses include the salaries, employee benefits, commissions, non-cash stock compensation expense, travel and overhead costs of our sales and marketing personnel, as well as tradeshow activities and other marketing costs.

Research and Development

Research and development expenses include salaries, employee benefits, non-cash stock compensation expense, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. These costs are expensed as incurred.

General and Administrative

General and administrative expenses include the salaries, employee benefits, non-cash stock compensation expense and related overhead cost of our finance, information technology, human resources and administrative employees, as well as legal and accounting expenses, consulting and contractor fees and bad debt expense.

Accounts Receivable

Accounts receivable represent amounts due from clients. Our management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. Concentrations of credit risk with respect to accounts receivable are usually limited because we have a large number of clients, which are mostly financial institutions and AFS providers, thus spreading the credit risk.

Goodwill

Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets acquired in a previous acquisition. Goodwill is not amortized but is reviewed at least annually for impairment, or between annual dates if circumstances change that would more likely than not cause impairment. Our management performs its annual impairment test at the close of each fiscal year, and considers several factors in evaluating goodwill for impairment, including our current financial position and results, general economic and industry conditions and legal and regulatory conditions.

Impairment of Long-Lived Assets, Including License Agreements

We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. In determining any impairment losses, we review all circumstances, including the undiscounted cash flows expected to be derived from those contracts going forward.

Deferred Financing Costs

Through December 31, 2015, deferred financing costs were capitalized as an asset on the consolidated balance sheets. These costs are amortized to interest expense over the term of the debt agreement. In the event the debt was converted or paid prior to maturity, any unamortized issuance costs are charged to expense at the time of conversion or payment prior to maturity.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changed the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. This ASU became effective for public companies during interim and annual reporting periods beginning after December 15, 2015. We adopted this ASU as of March 31, 2016 on a retrospective basis.

Deferred Commissions

We capitalize commission costs paid to internal sales associates that are incremental and directly related to the acquisition of client contracts. Commission costs are capitalized and amortized over the term of the related client contract.

Net Loss Per Share of Common Stock

Basic and diluted net loss per share of common stock for all periods presented is computed by dividing the net loss attributable to common stockholders by the weighted-average shares of common stock outstanding and common stock equivalents, when dilutive. Potentially dilutive common stock equivalents include shares of common stock issuable pursuant to stock warrants, stock options, convertible preferred stock and convertible note agreements.

Fair Value of Financial Instruments

We use fair value measurements to record fair value adjustments for certain financial instruments and to determine fair value disclosures. Warrants issued with price protection features are recorded at fair value on a recurring basis. The carrying value of cash and cash equivalents, accounts receivable and accounts payable generally approximate fair value due to the short maturity of those instruments. With respect to determination of fair values of financial instruments there are the following three levels of inputs:

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

Warrants and conversion features that are carried at fair value are valued using level 3 inputs utilizing a Black-Scholes option pricing model under probability-weighted estimated outcomes.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires our management to make estimates and assumptions that may affect certain reported amounts and disclosures in the financial statements. Actual results could differ materially from those estimates. Significant estimates include our ability to continue as a going concern, the allowance for doubtful accounts, assumptions used to value stock options and warrants, conversion incentive and share purchase price adjustment, and the value of shares of common stock issued for services.

Stock-Based Compensation

We account for stock-based compensation using the estimated fair values of warrants issued in lieu of cash payments and stock options granted to associates. For purposes of determining the estimated fair values, we use the Black-Scholes option pricing model. For the periods prior to our common stock being traded, we estimated the volatility of its common stock at the date of grant based on the volatility of comparable peer companies which are publicly traded; for later periods, we include our actual common stock trading to compute volatility. We determine the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and post-vesting forfeitures. We use the risk-free interest rate on the implied yield currently available on U.S. Treasury issues with an equivalent remaining term approximately equal to the expected life of the award. We have never paid any cash dividends on our common stock and we do not intend to declare or pay any cash dividends in the foreseeable future. Compensation expense for all share-based payment awards is recognized using the straight-line amortization method over their respective vesting periods. The fair values of stock award grants are determined based on the number of shares granted and estimated fair value of our common stock on the date of grant.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. We regularly assess the likelihood that our deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset our deferred tax assets that will not be recoverable.

Results of Operations: Three Months Ended June 30, 2016 and June 30, 2015

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operation information:

	Three Months Ended
	(unaudited)
		% of Total		% of Total	$ Increase	% Increase
	June 30, 2016	Revenue	June 30, 2015	Revenue	(Decrease)	(Decrease)
Revenue	$2,004,974	100.0%	$1,001,251	100.0%	$1,003,723	100.2%
Cost of revenue	1,457,905	72.7%	975,284	97.4%	482,621	49.5%
Gross profit	547,069	27.3%	25,967	2.6%	521,102	2,006.8%
Sales and marketing expenses	1,150,064	57.4%	800,446	79.9%	349,618	43.7%
Research and development expenses	483,844	24.1%	761,258	76.0%	(277,414)	(36.4)%
General and administrative expenses	1,019,352	50.8%	925,390	92.4%	93,962	10.2%
Total operating expenses	2,653,260	132.3%	2,487,094	248.4%	166,166	6.7%
Operating loss	(2,106,191)	(105.0)%	(2,461,127)	(245.8)%	354,936	(14.4)%
Interest expense and other non-cash financing charges	1,117,292	55.7%	2,721,496	271.8%	(1,604,204)	(58.9)%
Share price conversion adjustment	—	—%	2,278,986	227.6%	(2,278,986)	(100.0)%
Mark-to-market warrant and debt expense	650,501	32.4%	1,425,697	142.4%	(775,196)	(54.4)%
Other income	(292,736)	(14.6)%	—	—%	(292,736)	—%
Net loss	$(3,581,248)	(178.6)%	$(8,887,306)	(887.6)%	$5,306,058	(59.7)%

Revenues

Total revenues for the three months ended June 30, 2016 increased by approximately 100%, or approximately $1,004,000, to approximately $2,005,000, when compared to approximately $1,001,000 for the same period in the prior year. The increase was primarily due to an increase in recurring revenue from our RDC solutions, which increased by approximately 79%, or approximately $649,000, from approximately $824,000 for the three months ended June 30, 2015 to approximately $1,473,000 for the three months ended June 30, 2016, primarily due to an increase in the number of our RDC products (including product enhancements) that were deployed by our clients for use by their customers from 31 during the three months ended June 30, 2015 to 56 during the three months ended June 30, 2016, an increase of approximately 80%, and an increase in RDC transactions processed, which increased by approximately 60% from the second quarter of the prior year. Recurring revenue from our white label Select Mobile Money solutions increased by approximately 2%, or approximately $2,000, from approximately $75,000 for the three months ended June 30, 2015 to approximately $77,000 for the three months ended June 30, 2016.

Revenue from professional services increased by approximately 691%, or approximately $370,000, from approximately $53,000 for the three months ended June 30, 2015 to approximately $423,000 for the three months ended June 30, 2016, while revenue from up-front implementation fees decreased by approximately 12%, or approximately $15,000, from approximately $124,000 for the three months ended June 30, 2015 to approximately $109,000 for the three months ended June 30, 2016. The increase in revenue from professional services is primarily attributable to our new customers requesting more customization. The decrease in up-front implementation fees is primarily due to the completion of the amortization into revenue of historical implementation fees received in respect of products sold in prior periods, partially offset by new implementation fees amortized into revenue for subsequent products sold. During the three months ended June 30, 2016 we sold approximately 67 RDC and white label Select Mobile Money products (including product enhancements), as compared to approximately 52 products sold during the second quarter of 2015. As of June 30, 2016, we had entered into contracts for the sale of approximately 685 products (including product enhancements), as compared to contracts for the sale of approximately 442 products as of June 30, 2015.

The table below sets forth (i) the number of products (including product enhancements) sold as of June 30, 2016 and 2015, and (ii) the number of products (including product enhancements) that have been deployed or implemented by our clients for use by their customers or products in respect of which we have completed our implementation and customization work and that have been delivered to our clients for deployment as of June 30, 2016 and 2015:

	As of June 30, 2016		As of June 30, 2015
	Sold (1)	Deployed (2)	Sold (1)	Deployed (2)
RDC	632	480	420	308
Select Mobile Money White Label	43	11	18	4
SMM-X	5	-	3	-
Select Mobile Account Opening	4	1	1	1
Select Mobile NowPay	1	-	-	-
All Products	685	492	442	313

1.	Denotes the total number of products and product enhancements sold as of a specific date, including products that are in the process of being customized or implemented and products that have not yet been deployed by our clients for use by their customers. We count each product enhancement as a separate product.

2.	Denotes the total number of products and product enhancements sold as of a specific date that have been deployed or implemented by our clients for use by their customers or products in respect of which we have completed our implementation and customization work and that have been delivered to our clients for deployment as of such date. We count each product enhancement as a separate product.

During the three months ended June 30, 2016:

●	approximately 74% of our total revenue was generated from recurring revenue, which are revenues from our client’s customer transactions, monthly user fees charged per customer, and hosting/maintenance fees charged to our clients, as compared to approximately 82% during the same period in the prior year;

●	approximately 21% of our total revenue represents revenue from professional services, primarily related to customization development work performed as part of implementing relating to our RDC and Select Mobile Money solutions, as compared to approximately 5% during the same period in the prior year; and,

●	approximately 5% of our total revenue represents up-front implementation fees, as compared to approximately 13% during the same period in the prior year.

As of December 31, 2015 and June 30, 2016, we had a total of nine and 11 clients, respectively, who deployed our white label Select Mobile Money solutions for use by their customers.

As of June 30, 2016, we entered into contracts for the sale of a total of five SMM-X solutions. This solution has not yet been implemented by our clients. However, we believe our SMM-X solution has the potential to significantly increase our future revenues as our financial model for this solution is based principally on future transaction and/or user fee components. As we begin to deploy these solutions for our clients, and as their customers in turn utilize this application, we believe that the potential recurring revenue from transaction and/or user fee components will become a significant source of revenue for us, and our Select Mobile Money solutions could potentially become the primary source of our future revenue.

Cost of Revenues

Cost of revenues for the three months ended June 30, 2016 was approximately $1,458,000, an increase of approximately 49% or $483,000 compared to approximately $975,000 for the three months ended June 30, 2015. Non-cash stock compensation expense included in cost of revenues was approximately $53,000 and $13,000 for the three months ended June 30, 2016 and 2015, respectively. Excluding non-cash stock compensation expense, total cost of revenues increased approximately $443,000 for three months ended June 30, 2016. Cost of revenue during three months ended June 30, 2016 consisted primarily of our costs of deploying and supporting our RDC solutions, and to a more limited extent the cost of deploying and supporting our white label Select Mobile Money solutions.

During the three months ended June 30, 2016, we experienced a decrease in amortization expense of approximately $30,000, due to the impairment in 2015 of identified intangible assets of $216,369 from a previous acquisition. In addition, during the three months ended June 30, 2016, we experienced an increase in the external cost of providing professional services of approximately $98,000, or 590%, as compared to the three months ended June 30, 2015. This external cost of providing professional services are primarily for the cost of services we procure from our external programming consultants in Toronto, Canada, who are dedicated primarily to our prepaid mobile money solutions and other select development projects.

The balance of approximately $375,000 of the increase in cost of revenues during the three months ended June 30, 2016, after taking into account the increase in non-cash stock compensation expense included in cost of revenues of approximately $40,000, the decrease in amortization expense of approximately $30,000 and the increase in the external cost of providing professional services of approximately $98,000 discussed above, was primarily due to an increase in the third party licensing costs of approximately $291,000 and approximately $84,000 of data center support costs, each related to an increase in recurring revenue from our RDC solutions and our white label Select Mobile Money solutions.

Our overall support costs for our data center, excluding non-cash stock compensation expense, for the three months ended June 30, 2016 was approximately $713,000, compared to approximately $630,000 for the same period in 2015. As a percentage of total revenue, the data center costs were approximately 36% in the second quarter of 2016, compared to approximately 64% in the second quarter of 2015. As our revenues increase, we are experiencing economies of scale related to our data center costs.

As a result of our investment in fixed costs to support current and expected future operations, and the relatively early stage of recurring revenue generation across all product lines, the reported gross profit may not be representative of our operating model as the volume of transactions increases in the future. The variable component of our cost of revenue is expected to increase as transaction volume increases. We also expect to continue to gain leverage on the fixed portion of our cost of operations as more clients are brought online and generating revenue.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Our total operating expenses increased by approximately 7%, or $166,000 to approximately $2,653,000 for the three months ended June 30, 2016, from approximately $2,487,000 for the three months ended June 30, 2015. The increase of approximately $166,000 in operating expenses during the three months ended June 30, 2016 is attributable to increases in sales and marketing expenses and general and administrative expenses of approximately $350,000 and $94,000, respectively. These increases were partially offset by a decrease of approximately $277,000 in research and development expenses.

Sales and Marketing

Total sales and marketing expenses increased approximately 44% or $350,000 to approximately $1,150,000 for the three months ended June 30, 2016, from approximately $800,000 for the three months ended June 30, 2015. Non-cash stock compensation expense included in sales and marketing expenses was approximately $52,000 and $19,000 for the three months ended June 30, 2016 and 2015, respectively. Excluding non-cash stock compensation expense, total sales and marketing expenses increased approximately $317,000 for the second quarter of 2016.

The overall increase in sales and marketing expenses (excluding non-cash compensation expense) was primarily due to hiring pursuant to our efforts to build a robust national sales force. We currently anticipate our sales and marketing expenses will continue to increase for 2016 compared to 2015 as we plan to hire additional sales associates during the remainder 2016, in an effort to increase our sales efforts for all of our solutions and services. We may also experience increased sales and marketing expenses as a result of higher levels of commission expense resulting from increased sales.

Research and Development

Total research and development expenses for the three months ended June 30, 2016 decreased approximately 36%, or $277,000, to approximately $484,000, from approximately $761,000 for the three months ended June 30, 2015. Non-cash stock compensation expense included in research and development expenses was approximately $44,000 and $22,000 for the three months ended June 30, 2016 and 2015, respectively. Excluding the increase in non-cash stock compensation expense attributable to research and development, gross research and development expenses decreased by approximately $299,000 in the second quarter of 2016 as compared to the second quarter of 2015.

The decrease in research and development expenses for the second quarter of 2016 was primarily due to both a decrease in the number of our associates involved in research and development following the completion of development and release of our Select Business Merchant Capture platform, an RDC solution designed specifically for businesses, and a switch from external programming consultants to employee software developers. Excluding non-cash stock compensation expense, our employee compensation, contractor costs and related expenses decreased by approximately $257,000 for the quarter ended June 30, 2016, when compared to the quarter ended June 30, 2015. In addition, recruiting expenses decreased approximately $27,000 and travel, software, facilities and other miscellaneous expenses decreased by approximately $15,000 in the second quarter of 2016 as compared to the second quarter of 2015.

We believe our research and development expenses will decrease for the year ended December 31, 2016, as compared to the year ended December 31, 2015, because we have completed most of our research and development work on our prepaid mobile money solutions, and we anticipate that our other projects under development, Select Mobile Account Opening and Select Mobile NowPay, will require less research and development.

General and Administrative

Total general and administrative expenses increased approximately 10%, or $94,000, to approximately $1,019,000 for the three months ended June 30, 2016, from approximately $925,000 for the three months ended June 30, 2015. Non-cash stock compensation expense included in general and administrative expenses was approximately $30,000 for both of the three months ended June 30, 2016 and 2015.

The increase in general and administrative expenses for the second quarter of 2016 was due to a number of factors. We experienced an overall decrease in compensation expense of approximately $38,000 due to the former chief financial officer and executive vice president and other staff leaving our company, which was offset by an increase in financial consulting fees of approximately $110,000 and recruiting fees incurred to recruit our current chief financial officer of approximately $28,000. In addition, we experienced a net decrease of approximately $6,000 in facilities, travel, equipment and miscellaneous expenses for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

We believe our general and administrative costs will remain approximately at the same level in 2016 as compared to 2015.

Interest Expense and Non-Cash Financing Charges

Interest expense and other non-cash financing expense for the quarter ended June 30, 2016 was approximately $1,117,000 compared to approximately $2,721,000 for the quarter ended June 30, 2015, a decrease of approximately $1,604,000, or 59%. The expenses in the second quarter of 2016 include approximately $136,000 of cash interest expense related to the outstanding debt and capital lease obligations, approximately $178,000 of amortization of deferred financing fees and original issue discount, and approximately $803,000 related to issuing additional warrants for short term debt obligations. The expenses in the second quarter of 2015 included approximately $147,000 of cash interest expense, approximately $83,000 of amortization of deferred financing fees and approximately $2,491,000 of expenses related to the issuance of warrants as part of a PIPE offering and repricing adjustments related to outstanding warrants which contain anti-dilution provisions.

Share Price Conversion Adjustment

There was no share price conversion adjustment related to convertible securities during the three months ended June 30, 2016. However, there was a share price conversion adjustment of approximately $2,279,000 for the three months ended June 30, 2015 arising from the adjustment of conversion prices on our series A, B and C preferred stock.

Mark-to-Market Warrant and Debt Expense

Mark-to-market warrant and debt expense for the three months ended June 30, 2016 and 2015 was approximately $651,000 and $1,426,000, respectively. The liability associated with the outstanding warrants and the Columbus Capital convertible notes was adjusted to fair value as of June 30, 2016 using the closing price of our common stock as of that date, which is a significant input to the determination of fair value. The number of outstanding warrants with anti-dilutive protection was 1,245,750 as of June 30, 2016 compared to 1,115,298 as of June 30, 2015.

Other Income (Expense)

During the three months ended June 30, 2016, we recognized other income of approximately $292,000 arising from insurance proceeds received as reimbursement for litigation expenses incurred in connection with the Cachet Banq litigation. We did not recognize any other income or expense for the three months ended June 30, 2015.

Income Taxes

We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. We do not perform a valuation analysis until the end of the fiscal year. At December 31, 2015, we carried a valuation allowance of approximately $9,400,000 against our net deferred tax assets. We have not recorded a current or deferred tax provision for the quarters ended June 30, 2016 and 2015, respectively.

Results of Operations: Six Months Ended June 30, 2016 and June 30, 2015

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operation information:

	Six Months Ended
	(unaudited)
		% of Total		% of Total	$ Increase	% Increase
	June 30, 2016	Revenue	June 30, 2015	Revenue	(Decrease)	(Decrease)
Revenue	$3,464,534	100.0%	$2,006,690	100.0%	$1,457,844	72.6%
Cost of revenue	2,608,488	75.3%	1,868,193	93.1%	740,295	39.6%
Gross profit	856,046	24.7%	138,497	6.9%	717,549	518.1%
Sales and marketing expenses	2,088,324	60.3%	1,755,799	87.5%	332,525	18.9%
Research and development expenses	928,378	26.8%	1,646,229	82.0%	(717,851)	(43.6)%
General and administrative expenses	2,055,296	59.3%	1,999,428	99.6%	55,868	2.8%
Total operating expenses	5,071,998	146.4%	5,401,456	269.2%	(329,458)	(6.1)%
Operating loss	(4,215,952)	(121.7)%	(5,262,959)	(262.3)%	1,047,007	(19.9)%
Interest expense and other non-cash financing charges	2,167,877	62.6%	3,069,776	153.0%	(901,899)	(29.4)%
Mark-to-market warrant and debt expense	2,046,627	59.1%	1,585,218	79.0%	461,409	29.1%
Share price conversion adjustment	—	—%	2,119,465	105.6%	(2,119,465)	(100.0)%
Other (income) expense	(292,736)	(8.4)%	14,375	0.7%	(307,111)	(2,136.4)%
Net loss	$(8,137,720)	(234.9)%	$(12,051,793)	(600.6)%	$3,914,073	(32.5)%

Revenues

Total revenues for the six months ended June 30, 2016 increased by approximately 73%, or approximately $1,458,000, to $3,465,000, when compared to approximately $2,007,000 for the same period in the prior year. The increase was primarily due to an increase in recurring revenue from our RDC solutions, which increased by approximately 68%, or approximately $1,020,000, from approximately $1,490,000 for the six months ended June 30, 2015 to approximately $2,510,000 for the six months ended June 30, 2016, primarily due to an increase in the number of our RDC products (including product enhancements) that were deployed by our clients for use by their customers from 53 during the six months ended June 30, 2015 to 92 during the six months ended June 30, 2016, an increase of approximately 74%, and an increase in RDC transactions processed, which increased by approximately 61% during the six months ended June 30, 2016 from the same period of the prior year. Recurring revenue from our white label Select Mobile Money solutions increased by approximately 18%, or approximately $23,000, from approximately $127,000 for the six months ended June 30, 2015 to approximately $149,000 for the six months ended June 30, 2016.

Revenue from professional services increased by approximately 261%, or approximately $515,000, from approximately $197,000 for the six months ended June 30, 2015 to approximately $712,000 for the six months ended June 30, 2016, while revenue from up-front implementation fees decreased by approximately 24%, or approximately $77,000, from approximately $320,000 for the six months ended June 30, 2015 to approximately $243,000 for the six months ended June 30, 2016. The increase in revenue from professional services is primarily attributable to our new customers requesting more customization. The decrease in up-front implementation fees is primarily due to the completion of the amortization into revenue of historical implementation fees received in respect of products sold in prior periods, partially offset by new implementation fees amortized into revenue for subsequent products sold. During the six months ended June 30, 2016 we sold approximately 127 RDC and white label Select Mobile Money products (including product enhancements), as compared to approximately 90 products sold during the six months ended June 30, 2015. As of June 30, 2016, we had entered into contracts for the sale of approximately 685 products (including product enhancements), as compared to contracts for the sale of approximately 442 products as of June 30, 2015.

During the six months ended June 30, 2016:

●	approximately 72% of our total revenue was generated from recurring revenue, which are revenues from our client’s customer transactions, monthly user fees charged per customer, and hosting/maintenance fees charged to our clients, as compared to approximately 74% during the same period in the prior year;

●	approximately 21% of our total revenue represents revenue from professional services, primarily related to customization development work performed as part of implementing relating to our RDC and Select Mobile Money solutions, as compared to approximately 10% during the same period in the prior year; and,

●	approximately 7% of our total revenue represents up-front implementation fees, as compared to approximately 16% during the same period in the prior year.

Cost of Revenues

Cost of revenues for the six months ended June 30, 2016 was approximately $2,608,000, an increase of approximately 40% or $740,000 compared to approximately $1,868,000 for the six months ended June 30, 2015. Non-cash stock compensation expense included in cost of revenues was approximately $74,000 and $16,000 for the six months ended June 30, 2016 and 2015, respectively. Excluding non-cash stock compensation expense, total cost of revenues increased approximately $682,000 for six months ended June 30, 2016. Cost of revenue during six months ended June 30, 2016 consisted primarily of our costs of deploying and supporting our RDC solutions, and to a more limited extent the cost of deploying and supporting our white label Select Mobile Money solutions.

During the six months ended June 30, 2016, we experienced a decrease in amortization expense of approximately $60,000, due to the impairment in 2015 of identified intangible assets of $216,369 from a previous acquisition. In addition, during the six months ended June 30, 2016, we experienced an increase in the external cost of providing professional services of approximately $159,000, or 559%, as compared to the six months ended June 30, 2015. This external cost of providing professional services are primarily for the cost of services we procure from our external programming consultants in Toronto, Canada, who are dedicated primarily to our prepaid mobile money solutions and other select development projects.

The balance of approximately $583,000 of the increase in cost of revenues during the six months ended June 30, 2016, after taking into account the increase in non-cash stock compensation expense included in cost of revenues of approximately $58,000, the decrease in amortization expense of approximately $60,000 and the increase in the external cost of providing professional services of approximately $159,000 discussed above, was primarily due to an increase in the third party licensing costs of approximately $419,000 and approximately $188,000 of data center support costs related to an increase in recurring revenue from our RDC solutions and our white label Select Mobile Money solutions partially offset by a reduction in other miscellaneous costs of revenue of approximately $23,000.

Our overall support costs for our data center, excluding non-cash stock compensation expense, for the six months ended June 30, 2016 was approximately $1,402,000, compared to approximately $1,215,000 for the same period in 2015. As a percentage of total revenue, the data center costs were approximately 40% for the six months ended June 30, 2016, compared to approximately 61% for the six months ended June 30, 2015. As our revenues increase, we are experiencing economies of scale related to our data center costs.

As a result of our investment in fixed costs to support current and expected future operations, and the relatively early stage of recurring revenue generation across all product lines, the reported gross profit may not be representative of our operating model as the volume of transactions increases in the future. The variable component of our cost of revenue is expected to increase as transaction volume increases. We also expect to continue to gain leverage on the fixed portion of our cost of operations as more clients are brought online and generating revenue.

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Our total operating expenses decreased by approximately 6%, or $329,000 to approximately $5,072,000 for the six months ended June 30, 2016, from approximately $5,401,000 for the six months ended June 30, 2015. The decrease in operating expenses during the six months ended June 30, 2016 is attributable to a decrease in research and development expenses of approximately $718,000, partially offset by increases in sales and marketing expenses and general and administrative expenses of approximately $333,000 and $56,000, respectively.

Sales and Marketing

Total sales and marketing expenses increased approximately 19% or $332,000 to approximately $2,088,000 for the six months ended June 30, 2016, from approximately $1,756,000 for the six months ended June 30, 2015. Non-cash stock compensation expense included in sales and marketing expenses was approximately $83,000 and $31,000 for the six months ended June 30, 2016 and 2015, respectively. Excluding non-cash stock compensation expense, total sales and marketing expenses increased approximately $280,000 for the six months ended June 30, 2016.

The overall increase in sales and marketing expenses (excluding non-cash compensation expense) was primarily due to hiring pursuant to our efforts to build a robust national sales force. We currently anticipate our sales and marketing expenses will continue to increase for 2016 compared to 2015 as we plan to hire additional sales associates during the remainder 2016, in an effort to increase our sales efforts for all of our solutions and services. We may also experience increased sales and marketing expenses as a result of higher levels of commission expense resulting from increased sales.

Research and Development

Total research and development expenses for the six months ended June 30, 2016 decreased approximately 44%, or $718,000, to approximately $928,000, from approximately $1,646,000 for the six months ended June 30, 2015. Non-cash stock compensation expense included in research and development expenses was approximately $75,000 and $39,000 for the six months ended June 30, 2016 and 2015, respectively. Excluding the increase in non-cash stock compensation expense attributable to research and development, gross research and development expenses decreased by approximately $754,000 in the six months ended June 30, 2016 as compared with the same period of 2015.

The decrease research and development expenses for the six months ended June 30, 2016 was primarily due to both a decrease in the number of our associates involved in research and development following the completion of development and release of our Select Business Merchant Capture platform, an RDC solution designed specifically for businesses, and a switch from external programming consultants to employee software developers. Excluding non-cash stock compensation expense, our employee compensation, contractor costs and related expenses decreased by approximately $542,000 for the six months ended June 30, 2016, when compared to the six months ended June 30, 2015. In addition, recruiting expenses decreased approximately $173,000 and travel, facilities, software and other miscellaneous expenses decreased by approximately $39,000 for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

We believe our research and development expenses will decrease for the year ended December 31, 2016, as compared to the year ended December 31, 2015, because we have completed most of our research and development work on our prepaid mobile money solutions, and we anticipate that our other projects under development, Select Mobile Account Opening and Select Mobile NowPay, will require less research and development.

General and Administrative

Total general and administrative expenses increased approximately 3%, or $56,000, to approximately $2,055,000 for the six months ended June 30, 2016, from approximately $1,999,000 for the six months ended June 30, 2015. Non-cash stock compensation expense included in general and administrative expenses was approximately $77,000 and $68,000, respectively, for the six months ended June 30, 2016 and 2015.

The increase in general and administrative expenses (excluding non-cash stock compensation expense) of approximately $47,000 for the six months ended June 30, 2016 was due to a number of factors. We experienced an overall decrease in compensation expense of approximately $109,000 due to the former chief financial officer and executive vice president and other staff leaving our company, which was offset by an increase in financial consulting fees of approximately $139,000 and recruiting fees incurred to recruit our current chief financial officer of approximately $71,000. In addition, we experienced a net decrease of approximately $54,000 in facilities, travel, equipment and miscellaneous expenses for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

We believe our general and administrative costs will remain approximately at the same level in 2016 as compared to 2015.

Interest Expense and Non-Cash Financing Charges

Interest expense and other non-cash financing expense for the six months ended June 30, 2016 was approximately $2,168,000 compared to approximately $3,070,000 for the six months ended June 30, 2015, a decrease of approximately $902,000, or 29%. These expenses include approximately $268,000 of cash interest expense related to the outstanding debt and capital lease obligations, approximately $197,000 of amortization of deferred financing fees and original issue discount, and approximately $1,703,000 related to issuing additional warrants for short term debt obligations. The expenses for the six months ended June 30, 2015 included approximately $265,000 of cash interest expense, approximately $152,000 of amortization of deferred financing fees and approximately $2,653,000 of expenses related to the issuance of warrants as part of a PIPE offering and repricing adjustments related to outstanding warrants which contain anti-dilution provisions.

Share Price Conversion Adjustment

There was no share price conversion adjustment related to convertible securities during the six months ended June 30, 2016. However, there was a share price conversion adjustment of approximately $2,119,000 for the six months ended June 30, 2015 arising from the adjustment of adjusting conversion prices on our series A, B and C preferred stock.

Mark-to-Market Warrant and Debt Expense

Mark-to-market warrant and debt expense for the six months ended June 30, 2016 and 2015 was approximately $2,047,000 and 1,585,000, respectively. The liability associated with the outstanding warrants and the Columbus Capital convertible notes was adjusted to fair value as of June 30, 2016 using the closing price of our common stock as of that date, which is a significant input to the determination of fair value. The number of outstanding warrants with anti-dilutive protection was 1,245,750 as of June 30, 2016 compared to 1,115,298 as of June 30, 2015.

Other Income (Expense)

During the six months ended June 30, 2016, we recognized other income of approximately $292,000 arising from insurance proceeds received as reimbursement for litigation expenses incurred in connection with the Cachet Banq litigation. During the six months ended June 30, 2015, we recognized other expense of approximately $14,000 for finance costs related to an advisory fee from a financial advisory services company.

Income Taxes

We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. We expect to provide a full valuation allowance on our future tax benefits until we can sustain a level of profitability that demonstrates our ability to realize these assets. We do not perform a valuation analysis until the end of the fiscal year. As of December 31, 2015, we carried a valuation allowance of approximately $9,400,000 against our net deferred tax assets. We have not recorded a current or deferred tax provision for the six months ended June 30, 2016 or 2015.

LIQUIDITY AND CAPITAL RESOURCES

Recent Developments

Private Placements

On June 1, 2016, we issued to Columbus Capital convertible notes, due June 1, 2017, in an aggregate principal amount of $1,052,632 and warrants to purchase 170,698 shares of our common stock, subject to adjustments, in exchange for an aggregate purchase price of $1,000,000 paid in cash. The Columbus Capital notes are unsecured, do not bear any interest and are payable in full on June 1, 2017. Columbus Capital may elect to convert the principal amount of the notes into shares of our common stock at any time before June 1, 2017 at a conversion price per share equal to the lower of $5.55 and 80% of the per share sale price of our common stock in our next underwritten public offering, which we expect will be in the third or fourth quarter of 2016. We have the right to require Columbus Capital to convert the notes into shares of our common stock at that conversion price if our common stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market or the Nasdaq Global Select Market. The warrants issued to Columbus Capital have an exercise price of $5.55 per share, subject to adjustments, and are exercisable for a five year period. In addition, under our agreement with Columbus Capital we are required to file with the SEC a registration statement covering the resale of the shares of our common stock issuable under the notes and the warrants within 21 days after our next underwritten public offering, or 90 days following the date on which our current financing plan is terminated. If we fail to file a registration statement in a timely manner we will be required to issue to Columbus Capital additional warrants to purchase shares of our common stock.

On June 9, 2016, we agreed to issue to each of Old Main Capital, LLC, River North Equity, LLC, Kodiak Capital Group, LLC, and DiamondRock, LLC a convertible note in the principal amount of up to $450,000 and a warrant to purchase up to 75,000 shares of our common stock, subject to adjustments, in exchange for an aggregate purchase price of $375,000, payable by each investor in two tranches. On June 9, 2016 each investor funded the first tranche of this investment, an amount equal to $250,000 of the purchase price in cash, except Old Main Capital funded $225,000 in cash since Old Main Capital was entitled to deduct $25,000 of the proceeds for legal expenses of the investors (which we funded). The first tranche represents two-thirds of the entire investment. Subject to the mutual consent of the investor and us, each investor may fund the second tranche, which is the remaining $125,000 out of the $375,000 purchase price, which represents one-third of the entire investment. As a result of funding the first tranche, we received aggregate gross proceeds of $1,000,000 (net proceeds of $975,000 after deducting $25,000 for legal fees of the investors) and, excluding the 20% premium payable upon repayment of each of the notes discussed below, the current outstanding principal amount under each note is $300,000, or the aggregate principal amount owed under all of the notes is $1,200,000. In addition, as a result of funding the first tranche on June 9, 2016, a warrant to purchase 50,000 shares of our common stock was issued to each investor, or collectively warrants to purchase an aggregate of 200,000 shares of our common stock were issued. A warrant to purchase the remaining 25,000 shares of our common stock will be deemed issued on the date of funding the second tranche, should the second tranche be funded. Each warrant has an exercise price of $6.00 per share (subject to adjustments) and is exercisable for a five year period.

The notes do not bear any interest, other than during an event of default (in which case default interest at a rate of 24% per annum is applicable). Each tranche funded under a note is due and payable in full six months after the date of funding. In addition to providing three days advance written notice to an investor, under the terms of each note upon repayment of the note (including on the maturity date), we are obligated to pay a 20% premium on the then outstanding principal and any accrued default interest then due on the note, which in the aggregate is equal to 120% of the then outstanding principal and any accrued default interest then due on the note.

The investor cannot convert the note during the three day advance notice period prior to repayment unless an event of default has occurred under the note and at least six months and three days have elapsed since the issuance date of the note. Under the terms of each note, an event of default will occur if we fail to repay the note in its entirety at 120% of the then outstanding principal amount and any then accrued default interest with the proceeds received from our next underwritten offering of $5,000,000 or more that is completed on or after June 9, 2016. Therefore, we will be required to pay off all these notes in their entirety at 120% of the then outstanding principal and any accrued default interest with the proceeds received from our forthcoming offering. We intend to use a portion of the net proceeds received from our forthcoming offering to repay all amounts outstanding under all these notes which, with respect to the first tranche only, is currently an aggregate amount equal to $1,440,000 after giving effect to the 20% premium described above and assuming no event of default occurs. The repayment terms described above are also applicable to any additional amounts advanced by the investors to us in any subsequent tranche of funding under the notes. Therefore, if the second tranche is funded in its entirety, we will use $2,160,000 of the proceeds of our forthcoming offering to repay the entire amounts outstanding under these notes after giving effect to the 20% premium described above and assuming no event of default occurs. If an event of default occurs under the note and, to the extent we have a three calendar day cure period for such event of default under the note, we fail to cure such default within three days, at the investor’s election, the note shall accelerate and become immediately due and payable in full in cash at the mandatory default amount, which is equal to 120% multiplied by the total amount then outstanding under the note, and thereafter interest on the note shall accrue at the lesser of 24% per annum and the maximum rate permitted under applicable law. If an event of default occurs under the note, each investor may elect to convert the note into shares of our common stock at any time following six months and three days after June 9, 2016, and the conversion price per share is equal to 60% of the lowest volume weighted average price of our common stock during the 21 consecutive trading days immediately preceding the conversion date.

On June 9, 2016 we also entered into a registration rights agreement with each investor, which provides that if the convertible note is not repaid in full on or before the maturity date applicable to the tranche funded and our company proposes to file a registration statement under the Securities Act at any time on or after that maturity date, then we are required to offer to each investor the opportunity to register the shares of common stock into which the applicable convertible note is convertible. The registration rights do not apply to certain types of registration statements filed by our company, which are excluded from this requirement.

On July 13, 2016, we issued to James L. Davis, one of our directors (“Mr. Davis”), a convertible promissory note in the principal amount of $360,000 and a warrant to purchase up to 20,000 shares of our common stock, subject to adjustments, in exchange for an aggregate purchase price of $300,000, paid by Mr. Davis in cash. The warrant has an exercise price of $6.00 per share, subject to adjustments, and is exercisable for a five year period. The note does not bear any interest, other than during an event of default (in which case default interest at a rate of 24% per annum is applicable). The note is due and payable six months after July 13, 2016, the date of the note. In addition to us providing three days advance written notice to the note holder prior to repayment, under the terms of the note upon repayment of the note (including on the maturity date) we are obligated to pay a 20% premium on the principal amount and any accrued default interest then due on the note, which in the aggregate is equal to 120% of the principal amount and any accrued default interest then due on the note. The holder cannot convert the note during such three day advance notice period prior to repayment unless an event of default has occurred under the note and at least six months and three days have elapsed since the issuance date of the note. Under the terms of the note, among other events, an event of default will occur if we fail to repay the note in its entirety at 120% of the principal amount and any then accrued default interest with the proceeds received from our next underwritten offering of $5,000,000 or more that is completed on or after July 13, 2016. Therefore, we will be required to pay off this note in its entirety at 120% of the then outstanding principal and any accrued default interest with the proceeds received from our forthcoming offering. We intend to use a portion of the net proceeds received from our forthcoming offering to repay all amounts outstanding under this note which is currently an aggregate amount equal to $432,000 after giving effect to the 20% premium described above and assuming no event of default occurs. If an event of default occurs under the note and, to the extent we have a three calendar day cure period for such event of default under the note, we fail to cure such default within three days, at the holder’s election, the note shall accelerate and become immediately due and payable in full in cash at the mandatory default amount, which is equal to 120% multiplied by the total amount outstanding under the note, and thereafter interest on the note shall accrue at the lesser of 24% per annum and the maximum rate permitted under applicable law. If an event of default occurs under the note, the holder may elect to convert the note into shares of our common stock at any time following six months and three days after July 13, 2016, the issuance date of the note, and the conversion price per share is equal to 60% of the lowest volume weighted average price of our common stock during the 21 consecutive trading days immediately preceding the conversion date.

On July 14, 2016, we issued to Michael J. Hanson, one of our directors (“Mr. Hanson”), a convertible promissory note in the principal amount of $240,000 and a warrant to purchase up to 13,334 shares of our common stock, subject to adjustments, in exchange for an aggregate purchase price of $200,000, paid by Mr. Hanson in cash. The warrant has an exercise price of $6.00 per share, subject to adjustments, and is exercisable for a five year period. The note does not bear any interest, other than during an event of default (in which case default interest at a rate of 24% per annum is applicable). The note is due and payable six months after July 14, 2016, the date of the note. In addition to us providing three days advance written notice to the note holder prior to repayment, under the terms of the note upon repayment of the note (including on the maturity date) we are obligated to pay a 20% premium on the principal amount and any accrued default interest then due on the note, which in the aggregate is equal to 120% of the principal amount and any accrued default interest then due on the note. The holder cannot convert the note during such three day advance notice period prior to repayment unless an event of default has occurred under the note and at least six months and three days have elapsed since the issuance date of the note. Under the terms of the note, among other events, an event of default will occur if we fail to repay the note in its entirety at 120% of the principal amount and any then accrued default interest with the proceeds received from our next underwritten offering of $5,000,000 or more that is completed on or after July 14, 2016. Therefore, we will be required to pay off this note in its entirety at 120% of the then outstanding principal and any accrued default interest with the proceeds received from our forthcoming offering. We intend to use a portion of the net proceeds received from this offering to repay all amounts outstanding under this note which is currently an aggregate amount equal to $288,000 after giving effect to the 20% premium described above and assuming no event of default occurs. If an event of default occurs under the note and to the extent we have a three calendar day cure period for such event of default under the note, we fail to cure such default within three days, at the holder’s election, the note shall accelerate and become immediately due and payable in full in cash at the mandatory default amount, which is equal to 120% multiplied by the total amount outstanding under the note, and thereafter interest on the note shall accrue at the lesser of 24% per annum and the maximum rate permitted under applicable law. If an event of default occurs under the note, the holder may elect to convert the note into shares of our common stock at any time following six months and three days after July 14, 2016, the issuance date of the note, and the conversion price per share is equal to 60% of the lowest volume weighted average price of our common stock during the 21 consecutive trading days immediately preceding the conversion date.

On August 11, 2016, we entered into a securities purchase agreement with Columbus Capital pursuant to which we issued to Columbus Capital convertible notes, due August 2017, in an aggregate principal amount of $526,315 and warrants to purchase 85,348 shares of the Company’s common stock, subject to adjustments, in exchange for an aggregate purchase price of $500,000 paid in cash. The notes and the warrants were issued in reliance on the exemption from registration provided by the Securities Act and Rule 506 of Regulation D thereunder. The notes are unsecured, do not bear any interest and are payable in full on August 11, 2017. Columbus Capital may elect to convert the principal amount of the notes into shares of our common stock at any time before August 11, 2017 at a conversion price per share equal to the lower of $5.55 and 80% of the per share sale price of our common stock in our next underwritten public offering. We have the right to require Columbus Capital to convert the notes into shares of our common stock at that conversion price if our common stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market or the Nasdaq Global Select Market. The warrants issued to Columbus Capital have an exercise price of $5.55 per share, subject to adjustments, and are exercisable for a five year period. In addition, under the securities purchase agreement with Columbus Capital, we are required to file with the Securities and Exchange Commission a registration statement covering the resale of the shares of our common stock issuable under the notes and the warrants within 21 days following the consummation of our next underwritten public offering or 90 days following the date on which our current financing plan is terminated. If we fail to file a registration statement in a timely manner, we will be required to issue to Columbus Capital additional warrants to purchase shares of our common stock.

On August 12, 2016, we entered into a securities purchase agreement Messrs. Hanson and Davis, pursuant to which we issued to each of Messrs. Hanson and Davis a convertible note, due August 2017, in a principal amount of $263,158 and a warrant to purchase 42,674 shares of our common stock, subject to adjustments, in exchange for a purchase price of $250,000 paid in cash by each such director. The notes and the warrants were issued to Messrs. Hanson and Davis in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder. The notes are unsecured, do not bear any interest and are payable in full on August 12, 2017. Each of Messrs. Hanson and Davis may elect to convert the principal amount of the note issued to him into shares of our common stock at any time before August 12, 2017 at a conversion price per share equal to the lower of $5.55 and 80% of the per share sale price of our common stock in our next underwritten public offering. We have the right to require each of Messrs. Hanson and Davis to convert the notes into shares of our common stock at that conversion price if our common stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market or the Nasdaq Global Select Market. The warrants issued to Messrs. Hanson and Davis have an exercise price of $5.55 per share, subject to adjustments, and are exercisable for a five year period.

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Termination of the Equity Line with Lincoln Park Capital Fund, LLC

On October 12, 2015, we entered into a $10,000,000 equity purchase agreement with Lincoln Park Capital Fund, LLC. Under the terms of this agreement, we had the right to sell to, and Lincoln Park was obligated to purchase from us, up to $10,000,000 in shares of our common stock, subject to certain limitations, from time to time, over a 36-month period that commenced on the date that the registration statement filed with the SEC was declared effective by the SEC and a final prospectus in connection therewith was filed. The registration statement was filed on October 30, 2015 and the final prospectus was filed on November 5, 2015. The purchase price of shares of our common stock under this agreement was based on the prevailing market prices of such shares at the time of sales. From October 12, 2015 through June 30, 2016, we had utilized $272,755 of this $10,000,000 equity line.

Under the terms of each of the convertible notes issued to Old Main Capital, River North Equity, Kodiak Capital Group and DiamondRock, as described above, we were required to terminate our equity line with Lincoln Park within 30 days of June 9, 2016. On July 1, 2016 we entered into a mutual termination and release agreement with Lincoln Park terminating the equity line under the purchase agreement. Under the termination agreement, certain provisions of the purchase agreement survive the termination of the purchase agreement for a limited period, including certain covenants in the purchase agreement prohibiting us from entering into certain non-exempt variable rate transactions, which we refer to as the variable rate covenants. Lincoln Park has also waived the application of the variable rate covenants to certain previous issuances of securities by us. We and Lincoln Park also agreed to mutually release each other from any and all claims under the purchase agreement and certain related documents, except for certain surviving obligations set forth in the termination agreement. We also issued to Lincoln Park warrants to purchase up to 100,000 shares of our common stock, which warrants are immediately exercisable at an exercise price of $6.00 per share for five years from July 1, 2016.

Going Concern

As reflected in our consolidated financial statements for the six months ended June 30, 2016, we used cash in operations of approximately $3,786,000 and had a net loss attributable to common shareholders of approximately $8,370,000. These factors raise substantial doubt about our ability to continue as a going concern, as expressed in the notes to our condensed consolidated financial statements. Historically, we have demonstrated an ability to raise funds to support our business operations.

We have entered into an engagement agreement with an investment banking firm to assist us in raising additional capital through the issuance of debt or equity, including through a public offering of our common stock pursuant to the registration statement on Form S-1 that we filed with the SEC on July 20, 2016 (the “Offering”). We intend to use a portion of the net proceeds received from the Offering to pay off certain outstanding debt, including debt which matures in December 2016. It is our belief, based on our current cash flow forecast and after giving effect to the Offering and using a portion of the Offering proceeds to pay off certain indebtedness, that we will have sufficient capital resources to continue our business for a sustained period of time, and in any event through 2017. Therefore, we believe that following completion of the Offering, our independent auditors will reassess our ability to continue as a going concern and reissue their audit report removing the going concern uncertainty. While we believe in the viability of our strategy to generate sufficient revenues and in our ability to raise additional funds through the completion of the Offering, there can be no assurance that we will be able to generate sufficient revenues or complete the Offering, raise anticipated proceeds, or that any other debt or equity financing will be available or, if available, that it will be available on terms acceptable to us. If we fail to complete the Offering or raise anticipated proceeds, we may not be able to continue operations and as such our independent auditor’s report will continue to contain an uncertainty paragraph related to our ability to continue as a going concern.

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Litigation

An entity named Cachet Banq contacted us in December 2010 relative to their U.S. Trademark Registration No. 2,857,465 (registered on June 29, 2004) for the standard character mark CACHET covering “financial services, namely automated clearing house processing services for the payroll service industry.” Cachet Banq has alleged that our use of “CACHET” infringes on their federal trademark registration. On or about March 4, 2013, Cachet Banq filed a trademark infringement lawsuit against our company in the United States District Court for the Central District of California. The parties filed cross motions for summary judgment. The initial brief was filed on May 30, 2014, replies were filed on June 26, 2014 and the court took these motions under advisement on July 8, 2014. We have denied that our use of the character mark CACHET infringes on Cachet Banq’s purported rights in their mark, and we will vigorously defend this and any similar claims made by Cachet Banq in the future. On September 21, 2015, the court issued an order (1) granting Cachet Banq’s motion for summary judgment, (2) denying our motion for summary judgment, and (3) ordering the parties to submit memoranda regarding remedies. The last of those memoranda were submitted on October 12, 2015. On November 30, 2015, the Court entered an additional order providing for an additional period of discovery and additional briefing regarding remedies. The discovery was completed and all additional briefing was submitted to the Court by April 19, 2016. Pursuant to the Court’s order, the parties engaged in a renewed period of discovery focused on remedies and submitted additional briefing. The discovery was completed and all additional briefing was submitted to the Court by April 19, 2016. According to their briefing on the remedies, Cachet Banq is not presently seeking any monetary damages as a result of the alleged infringement. Cachet Banq seeks an injunction and their attorney’s fees. The parties are currently awaiting the court’s decision on remedies. In any event, we believe that the court’s order granting Cachet Banq’s motion for summary judgment was in error, and intend to appeal the court’s decision at an appropriate juncture.

On March 31, 2016, the holder of our series subordinated note referred to in Note 4 “Financing Arrangements” commenced an action against us in Hennepin County Court in the State of Minnesota alleging that we breached the terms of the note and seeking to collect alleged amounts due and owing under the note. The holder of the note alleges we are in default and our company owes the note holder $694,869 plus interest and assessments accruing after April 1, 2016. The dispute centers on the note holder’s interpretation of the agreement. Based on the note holder’s interpretation of the agreement, the note holder seeks an extraordinary amount in alleged liquidated damages (approximately $300,000 on an outstanding debt of approximately $415,000). We dispute the allegations of the note holder and intend to vigorously defend the claim. Among other things, we contend the note holder’s interpretation is unenforceable under Minnesota law. The note holder recently moved for summary judgment and a hearing on that motion was held on August 9, 2016 before the Fourth Judicial District in Hennepin County in Minnesota where the Court heard both arguments and took the motion under advisement. As of August 15, 2016, the Court has not yet rendered its decision on the motion. The alleged default could subject us to claims of default or cross default by our other lenders. At this time no other lender has asserted such a claim. As of March 31, 2016, we had recorded approximately $415,000 of outstanding debt and approximately $27,000 of accrued interest related to this note. We may use a portion of the proceeds from our next underwritten public to pay our indebtedness to the note holder.

On or about May 24, 2016, we received notice from Trooien Capital alleging that we have not made interest payments in accordance with the terms of the loan and security agreement entered into by our subsidiary and Trooien Capital on December 12, 2013 and that, as a result of such alleged breach, all outstanding amounts under that agreement are accelerated. We dispute Trooien Capital’s claim because we have been accruing interest expense in accordance with the terms of the agreement for more than two years and Trooien Capital has not objected to that practice. On or about May 27, 2016, our subsidiary filed a verified complaint with the Fourth District Court of Hennepin County in Minnesota naming Trooien Capital as a defendant and seeking a declaratory judgment against Trooien Capital with respect to this claim. On June 13, 2016, Trooien Capital answered our complaint and asserted counterclaims. On June 20, 2016, Trooien Capital moved to appoint a receiver for our company. On June 30, 2016, we filed a notice of motion and motion to dismiss a portion of the counterclaims. On July 19, 2016, we filed with the Fourth District Court of Hennepin County in Minnesota a memorandum of law and supporting documents requesting that the Court deny Trooien Capital’s motion to appoint a receiver for our company. We believe that Trooien Capital’s claim is inconsistent with the loan and security agreement and the parties’ conduct during the two years since we entered that agreement. We also believe that Trooien Capital’s motion and the remedy sought lacks sufficient evidence and factual support under the applicable legal standard. We also believe that Trooien Capital’s motion failed to establish, by clear and convincing evidence, that the appointment of a receiver is necessary. We intend to vigorously oppose the motion to appoint a receiver. A hearing in the Fourth Judicial District in Hennepin County in Minnesota is currently scheduled for October 18, 2016.

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Financial Condition

Since inception in February 2010, we have raised capital to support operating losses incurred in development of our solutions, products and services, our capability infrastructure, the marketing expenses to increase our client base and the general and administrative functions to support our planned growth. Our accumulated deficit from inception through June 30, 2016 of approximately $77,421,000 have been funded primarily through the issuance of equity, debt, and warrants.

As of June 30, 2016 and December 31, 2015 we had approximately $260,000 and $45,000, respectively, in cash and cash equivalents. Our financial condition and prospects critically depend on our access to financing in order to continue funding operations. Prior to our initial public offering in July 2014 (our “July IPO”), we had historically utilized borrowings from accredited investors, including affiliates, to fund our working capital needs. From our July IPO to June 30, 2016, we completed three convertible preferred stock offerings and a PIPE common stock offering, with total net proceeds of approximately $9,500,000.

Cash Flow

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2016 was approximately $3,786,000 compared to approximately $4,503,000 for the same period in the prior year. Our net loss in the six months ended June 30, 2016 was approximately $8,138,000, which is approximately $3,914,000 less than our net loss of approximately $12,052,000 for the same period in 2015, although when adjusted for non-cash charges in our statement of operations, our cash flow used in operating activities before changes in operating assets and liabilities decreased approximately $1,888,000 comparing the two periods.

Our accounts receivable increased by approximately $863,000 and $314,000 for the six months ended June 30, 2016 and 2015, respectively. The significant increases in accounts receivable during the six months ended June 30, 2016 and 2015 was due to an overall increase in our revenues and billings. Changes in working capital also included an increase in deferred commissions during the six months ended June 30, 2016 and 2015 of approximately $8,000 and $26,000, respectively, as a result of an overall increase in our revenues during these periods and the commissions we paid to our sales staff. Prepaid expenses increased approximately $703,000 for the first six months of 2016 primarily due to purchases of prepaid software licenses and decreased approximately $86,000 during the first six months of 2015 as a result of expensing annual software and hardware support contracts over the period the services are provided and the amortization of prepaid software licenses. Our deferred revenue balance decreased by approximately $229,000 for the six months ended June 30, 2016 compared with an increase of approximately $111,000 for the six months ended June 30, 2015. For the six months ended June 30, 2016, the decrease primarily related to the amortization into revenue amounts due under long-term contracts while the increase for the six months ended June 30, 2015 primarily related to billings received in advance of revenue recognition criteria being met.

Our accounts payable balance increased during the six months ended June 30, 2016 by approximately $657,000, compared to an increase of approximately $419,000 when compared to the same period in the prior year. The primary reason for the increase in accounts payable during the six months ended June 30, 2016 was due to purchases of software licenses. The primary reason for the increase in accounts payable during the six months ended June 30, 2015 was that we incurred significant fees related to completing our equity offerings and other professional fees associated with completing our year-end audit. Accrued expenses increased during the first six months of 2016 and 2015 by approximately $116,000 and $2,000, respectively, primarily as a result of an increase in accruals for various related operating costs incurred but unpaid at the end of both periods presented. Accrued interest expense increased during the first six months of 2016 by approximately $231,000 compared to $94,000 for the same period in the prior year. The increase in accrued interest for the first six months of 2016 and 2015 was primarily due to an increase in our outstanding indebtedness.

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investing Activities

Cash used in investing activities during the six months ended June 30, 2016 and 2015 totaled approximately $29,000 and $43,000, respectively. These purchases were primarily part of hardware and software upgrades to our data centers where we host our SaaS cloud based platforms for our clients and computers for our employees. Based on future growth, we may be required to make additional investments in our data centers.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 was approximately $4,031,000 compared to approximately $5,085,000 for the six months ended June 30, 2015.

Excluding debt issuance costs, our borrowings during the first six months of 2016 and 2015 totaled approximately $3,050,000 and $750,000, respectively. The funds received during the first six months of 2016 came from Messrs. Hanson and Davis, Columbus Capital and convertible notes issued to Old Main Capital, LLC, River North Equity, LLC, Kodiak Capital Group, LLC, and DiamondRock, LLC, while funds received during the first six months of 2015 came from Messrs. Hanson and Davis. The funds were primarily used for working capital purposes in both periods. We repaid approximately $895,000 on notes payable during the six months ended June 30, 2016 and repaid approximately $114,000 in principal payments related to installments payments on an outstanding note payable during the same period in 2015. During the six months ended June 30, 2016 and 2015, we made principal payments on capital leases totaling approximately $182,000 and $49,000, respectively. We also borrowed approximately $69,000 and $113,000 on a bank loan during the six months ended June 30, 2016 and 2015, respectively, while making principal payments against bank loans totaling approximately $43,000 and $53,000 during the six months ended June 30, 2016 and 2015, respectively.

During the first six months of 2016, we issued 245,257 shares of our common stock at $5.55 per share and issued five-year warrants to purchase an aggregate of 122,614 shares of our common stock at a per-share price of $6.90 per share (since adjusted to $5.63 per share) in a private placement. Net proceeds to us after offering costs were approximately $1,205,000. During the first six months of 2016, we also received approximately $932,000 related to the exercise of warrants for 192,510 shares of common stock.

During the first six months of 2015, we issued (i) 9,000 shares of Series A Convertible Preferred Stock at $1.50 per share and issued five-year warrants to purchase an aggregate of 600 shares of our common stock at a per-share price of $30.00 (since adjusted to $4.94 per share), (ii) 2,065,891 shares of Series B Convertible Preferred Stock at $1.15 per share and five-year warrants to purchase an aggregate of 137,727 shares of our common stock at a per-share price of $17.25 (since adjusted to $4.94 per share) and (iii) 44,030 shares of Series C Convertible Preferred Stock at $100.00 per share and issued five-year warrants to purchase 670,475 shares of our common stock at a per-share price of $7.22 (since adjusted to $4.94) in a private placement.

OFF BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements as of June 30, 2016 or December 31, 2015.

RECENT ACCOUNTING DEVELOPMENTS

In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity instruments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts the financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU does not apply to equity method investments or investments in consolidated subsidiaries. The revised guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted and amendments to be applied as a cumulative-effect adjustment to the balance sheet in the year of adoption. We are currently evaluating the impact of the ASU on our consolidated financial statements and disclosures.

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In February 2016, the FASB issued ASU 2016-02 “Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months, regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard supersedes the previous leasing standard. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018. Early adoption permitted. We are currently evaluating the impact of the ASU on our consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period. We are currently evaluating the impact of the ASU on our consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on current expected credit losses (“CECL”) on certain types of financial instruments and expands disclosure requirements regarding an entities assumptions, models and methods for estimating CECL. Generally, the CECL and subsequent changes to the estimate will be reported in current earnings through an allowance on the consolidated balance sheets. The revised guidance is effective for reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the ASU on our consolidated financial statements and disclosures.

Refer to Note 1 “Nature of Operations and Summary of Significant Accounting Policies” for recent accounting pronouncements from previous years that will have a future effect on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for Smaller Reporting Companies.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2016.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CACHET FINANCIAL SOLUTIONS, INC.

PART II – OTHER INFORMATION

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The information under the heading “Litigation” contained in Note 6 “Commitments and Contingencies” of our notes to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of unregistered sales of equity securities during the three months ended June 30, 2016:

Date of Sale	Class of Person	Title	Number of Securities	Exercise Price	Maturity	Use of Proceeds

April 11, 2016	Director	Warrant	8,334	$4.94	5 years	In lieu of interest on debt
May 1, 2016	Director	Warrant	16,667	$4.94	5 years	In lieu of interest on debt
May 11, 2016	Director	Warrant	8,334	$4.94	5 years	In lieu of interest on debt
May 31, 2016	Director	Warrant	16,667	$4.94	5 years	In lieu of interest on debt
June 10, 2016	Director	Warrant	8,334	$4.94	5 years	In lieu of interest on debt

On April 28, 2016, a member of the board of directors exercised warrants for 25,330 shares of common stock at an exercise price of $4.94 per share for proceeds of $125,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 31, 2016, the holder of our series subordinated note, referred to in Note 4 “Financing Arrangements” of the accompanying condensed consolidated financial statements, commenced an action against us in Hennepin County Court in the State of Minnesota alleging we breached the terms of the note. The law suit alleges Cachet owes the note holder $694,869 plus interest and assessments accruing after April 1, 2016. As of June 30, 2016, the Company had recorded approximately $415,000 of outstanding debt and approximately $27,000 of accrued interest related to this matter. We dispute the allegations of the note holder, submitted an answer to the claim, and intend to vigorously defend the claim. This alleged default could subject the Company to claims of default or cross default by our other lenders. At this time no other lender has asserted such a claim.

On or about May 24, 2016, we received notice from Trooien Capital alleging that we have not made interest payments in accordance with the terms of the loan and security agreement entered into by our subsidiary and Trooien Capital on December 12, 2013 and that, as a result of such alleged breach, all outstanding amounts under that agreement are accelerated. We dispute Trooien Capital’s claim because we have been accruing interest expense in accordance with the terms of the agreement for more than two years and Trooien Capital has not objected to that practice. On or about May 27, 2016, our subsidiary filed a verified complaint with the Fourth District Court of Hennepin County in Minnesota naming Trooien Capital as a defendant and seeking a declaratory judgment against Trooien Capital with respect to this claim. On June 13, 2016, Trooien Capital answered our complaint and asserted counterclaims. On June 20, 2016, Trooien Capital moved to appoint a receiver for our company. On June 30, 2016, we filed a notice of motion and motion to dismiss a portion of the counterclaims. On July 19, 2016, we filed with the Fourth District Court of Hennepin County in Minnesota a memorandum of law and supporting documents requesting that the Court deny Trooien Capital’s motion to appoint a receiver for our company. We believe that Trooien Capital’s claim is inconsistent with the loan and security agreement and the parties’ conduct during the two years since we entered that agreement. We also believe that Trooien Capital’s motion and the remedy sought lacks sufficient evidence and factual support under the applicable legal standard. We also believe that Trooien Capital’s motion failed to establish, by clear and convincing evidence, that the appointment of a receiver is necessary. We intend to vigorously oppose the motion to appoint a receiver. A hearing in the Fourth Judicial District in Hennepin County in Minnesota is currently scheduled for October 18, 2016.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, into this Quarterly Report on Form 10-Q.

CACHET FINANCIAL SOLUTIONS, INC.

SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cachet Financial Solutions, Inc.

/s/ Bryan D. Meier	August 15, 2016
Bryan D. Meier
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer) and Duly Authorized Officer of Cachet Financial Solutions, Inc.

EXHIBITS INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, filed with the State of Delaware on March 18, 2014 (incorporated by reference to Exhibit 3.3 the Company’s Current Report on Form 8-K/A filed on February 14, 2014)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 25, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 26, 2016)

3.3	Series C Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations, dated June 3, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on July 27, 2016)

3.4	Bylaws, adopted February 11, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K/A filed on February 14, 2014)

10.1	Prepaid Card Marketing and Technology Development Agreement, dated July 11, 2016, by and between Cachet Financial Solutions Inc. and Central Bank of Kansas City (filed herewith) (Portions of this exhibit have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.)

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.0	XBRL (eXtensible Business Reporting Language). The following materials from Cachet Financial Solutions, Inc.’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Shareholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

E-1