Form 10-Q
period 2016-09-30
CACHET FINANCIAL SOLUTIONS, INC.
filed 2016-11-15
CIK 1487906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 000-53925

CACHET FINANCIAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2205650
(State of incorporation)	(I.R.S. Employer Identification No.)

18671 Lake Drive East Southwest Tech Center A Minneapolis, MN	55317
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 698-6980

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [  ]   Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

As of November 11, 2016, there were 3,049,648 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Cachet Financial Solutions, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	As of
	September 30, 2016	December 31, 2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$51	$45
Accounts receivable, net	2,123	703
Deferred commissions	43	66
Prepaid expenses	1,555	286
TOTAL CURRENT ASSETS	3,772	1,100

PROPERTY AND EQUIPMENT, net	633	664
GOODWILL	204	204
INTANGIBLE ASSETS, net	280	632
DEFERRED COMMISSIONS	17	36
OTHER NON-CURRENT ASSETS	184	-
TOTAL ASSETS	$5,090	$2,636

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,119	$1,110
Accrued expenses	299	126
Accrued interest	979	632
Deferred revenue	657	890
Warrant and conversion feature liability, current	324	-
Current maturities of capital lease obligations	366	321
Short-term debt and current portion of long-term debt	6,586	4,768
TOTAL CURRENT LIABILITIES	11,330	7,847

CAPITAL LEASE, net of current maturities	179	271
LONG TERM DEBT, net of current portion	344	192
WARRANT LIABILITY, net of current portion	5,506	2,800
DEFERRED REVENUE	252	460
ACCRUED RENT	124	120
TOTAL LIABILITIES	17,735	11,690

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Convertible preferred stock, $.0001 Par Value, 20,000,000 shares authorized, 43,530 and 44,030 shares issued and outstanding	-	-
Common shares, $.0001 Par Value, 500,000,000 shares authorized, 2,981,517 and 2,318,139 issued and outstanding	-	-
Additional paid-in capital	68,829	60,226
Accumulated deficit	(81,474)	(69,280)
TOTAL SHAREHOLDERS’ DEFICIT	(12,645)	(9,054)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$5,090	$2,636

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
REVENUE	$2,307	$1,030	$5,771	$3,037

COST OF REVENUE	1,334	945	3,942	2,813
GROSS PROFIT	973	85	1,829	224

OPERATING EXPENSES
Sales and Marketing	1,015	734	3,103	2,490
Research and Development	479	488	1,407	2,134
General and Administrative	1,191	1,035	3,246	3,035
TOTAL OPERATING EXPENSES	2,685	2,257	7,756	7,659

OPERATING LOSS	(1,712)	(2,172)	(5,927)	(7,435)

INTEREST EXPENSE AND OTHER NON-CASH FINANCING CHARGES	2,482	168	4,650	1,653

SHARE PRICE CONVERSION ADJUSTMENT	—	—	—	3,705

MARK-TO-MARKET WARRANT AND DEBT (INCOME) EXPENSE	(108)	4,624	1,938	6,209

OTHER (INCOME) EXPENSE	(33)	—	(325)	14
NET LOSS	(4,053)	(6,964)	(12,190)	(19,016)

LESS: CUMULATIVE UNPAID PREFERRED STOCK DIVIDENDS	(122)	(110)	(355)	(144)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(4,175)	$(7,074)	$(12,545)	$(19,160)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	2,855,973	2,040,156	2,704,358	1,644,889

Net loss per common share - basic and diluted	$(1.46)	$(3.47)	$(4.64)	$(11.65)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ DEFICIT

Nine Months Ended September 30, 2016

(In thousands, except share data)

(Unaudited)

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2015	44,030	$-	2,318,139	$-	$60,226	$(69,280)	$(9,054)
Conversion of preferred stock to common stock	(500)	-	10,132	-	-	-	-
Preferred dividend paid with common stock	-	-	802	-	4	(4)	-
March 2016 equity offering, net of costs	-	-	245,226	-	1,182	-	1,182
Warrant exercises	-	-	328,710	-	1,605	-	1,605
Issuance of warrants and price adjustments	-	-	-	-	3,823	-	3,823
Conversion of warrant liability to additional paid-in capital	-	-	-	-	1,230	-	1,230
Issuance of common stock for professional services	-	-	43,860	-	262	-	262
Share-based compensation	-	-	22,539	-	435	-	435
Issuance of common stock under Associate Stock Purchase Plan	-	-	12,109	-	62	-	62
Net loss	-	-	-	-	-	(12,190)	(12,190)
Balance, September 30, 2016	43,530	$-	2,981,517	$-	$68,829	$(81,474)	$(12,645)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statemes.

CACHET FINANCIAL SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
OPERATING ACTIVITIES
Net loss	$(12,190)	$(19,016)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount/amortization of financing costs	853	191
Change in fair value of warrant liability	1,938	7,270
Depreciation and amortization of intangibles	600	670
Stock compensation	475	302
Warrants and common stock issued for professional services	262	179
Amortization of deferred commissions	54	95
Debt/warrant inducement and share price adjustment	3,410	3,712
	(4,598)	(6,597)
Changes in operating assets and liabilities:
Accounts receivable	(1,604)	(249)
Deferred commissions	(11)	(24)
Prepaid and other expenses	(1,270)	131
Accounts payable	1,008	494
Accrued expenses	137	82
Accrued interest	348	195
Deferred revenue	(440)	291
Net cash used in operating activities	(6,430)	(5,677)

INVESTING ACTIVITIES
Purchase of fixed assets	(36)	(78)
Net cash used in investing activities	(36)	(78)

FINANCING ACTIVITIES
Proceeds from issuance of notes and warrants	5,181	750
Repayment of notes	(1,086)	(157)
Issuance of shares of common stock, net of costs	1,244	34
Warrants exercised	1,605	-
Issuance of shares of convertible preferred stock, net of costs	-	5,221
Payment of debt issuance costs	(180)	-
Repayment of capital lease	(291)	(116)
Proceeds from bank borrowing	69	113
Repayment of bank borrowing	(70)	(79)
Net cash provided by financing activities	6,472	5,766

NET INCREASE IN CASH AND CASH EQUIVALENTS	6	11
CASH AND CASH EQUIVALENTS
Beginning of period	45	112
End of period	$51	$123

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$66	$157

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of debt and interest to equity	-	752
Debt issuance costs in exchange for warrants	-	127
Capital lease obligations	209	838
Accounts payable cancelled	-	80
Fixed asset additions financed through capital lease	181	135
Common stock issued for preferred stock dividends	4	86
Conversion of warrant liability to additional paid-in-capital	1,230	420
Notes issued for capital lease obligation assumed by a director	466	-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Business and Operations Overview

Cachet Financial Solutions, Inc. (the “Company”) is a leading provider of software-as-a-service, or SaaS, financial technology, or fintech, solutions to the financial services industry. The Company provides traditional financial institutions and alternative financial service, or AFS, providers with innovative mobile and other solutions to enable them to offer a suite of leading-edge mobile financial services to their customers through the Internet, or cloud-based, access. As a SaaS provider, the Company develops, hosts and maintains software solutions that it licenses to its clients. The Company serves three primary markets in the United States: banks, credit unions and AFS providers, which includes providers of non-traditional banking services such as reloadable prepaid cards and check cashing services. In the future, the Company intends to expand outside of the United States, including Latin America and Europe, as opportunities present themselves.

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

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The Subsidiary is the only entity with operational activity and therefore no intercompany transactions exist with the parent entity which would require elimination. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained within the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2015, filed with the SEC on April 14, 2016 (the “10-K”).

Certain prior period amounts have been reclassified to conform to the current year’s presentation. These reclassifications did not have an impact on reported net loss for any of the periods presented.

Capital Structure Change

On June 2, 2016, the board of directors of the Company (the “Board of Directors”) adopted resolutions approving and recommending to the Company’s shareholders to approve a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse split of outstanding shares of common stock of the Company, which was subsequently approved by the Company’s shareholders, and the ratio was set by the Board of Directors at 1:15 (the “Reverse Stock Split”). The Reverse Stock Split became effective on July 27, 2016. As a result of the Reverse Stock Split, the Company’s historical financial statements have been revised to reflect share counts and per share data as if the Reverse Stock Split had been in effect for all periods presented.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. From inception to September 30, 2016, the Company has accumulated a deficit of approximately $81.5 million, and, as of September 30, 2016, current liabilities exceeded current assets by approximately $7.6 million. The Company believes, based on its current cash flow forecast, it has enough cash to continue operations through December 31, 2016 and beyond. This forecast is dependent upon successful completion of the October Private Placement (described below). If the Company does not successfully complete the October Private Placement, the Company may not be able to continue operations.

In October 2016, the Company commenced a private placement (the “October Private Placement”), in which it intends to raise up to $8.0 million of cash proceeds to fund its marketing and sales activities, working capital, debt service and other corporate purposes. See Note 12 “Subsequent Events.”

Summary of Significant Accounting Policies

There have been so significant changes to the Company’s significant accounting policies during the nine months ended September 30, 2016, other than the updates described below and in the subsequent notes. Further information regarding the Company’s significant accounting policies can be found in the 10-K.

Net Loss Per Common Share

Basic and diluted net loss per common share for all periods presented is computed by dividing the net loss attributable to common shareholders by the weighted-average number of common shares outstanding and common share equivalents outstanding, when dilutive. Potentially dilutive common share equivalents include common shares which would potentially be issued pursuant to stock warrants, stock options, convertible preferred stock and convertible note agreements. Common share equivalents are not included in determining the fully diluted loss per share if their effect is antidilutive.

The following table reflects the amounts used in determining net loss per share:

	Three Months Ended		Nine Months Ended
(In thousands, except share and	September 30,	September 30,	September 30,	September 30,
per share data)	2016	2015	2016	2015
Net loss	$(4,053)	$(6,964)	$(12,190)	$(19,016)
Less: Cumulative unpaid preferred stock dividends	(122)	(110)	(355)	(144)
Net loss attributable to common shareholders	(4,175)	(7,074)	(12,545)	(19,160)
Weighted average common shares outstanding	2,855,973	2,040,156	2,704,358	1,644,889
Net loss per common share – basic and diluted	$(1.46)	$(3.47)	$(4.64)	$(11.65)

The following potential common shares were excluded from the calculation of diluted loss per share from continuing operations and diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the periods presented:

	As of
	September 30, 2016	September 30, 2015
Convertible Preferred Stock	1,006,100	670,475
Stock Options	334,173	250,234
Warrants	2,936,889	1,615,617
	4,277,162	2,536,326

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The warrants that are carried at fair value are valued using level 3 inputs utilizing a Black-Scholes option pricing model under probability-weighted estimated outcomes. The conversion features that are carried at fair value are valued by a third-party valuation specialist. There were no transfers into or out of level 3 of the fair value hierarchy during the three or nine months ended September 30, 2016.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates include the Company’s ability to continue as a going concern, the allowance for doubtful accounts, assumptions used to value stock options and warrants, conversion incentive and share purchase price adjustment, and the value of shares of common stock issued for services.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard will be effective for the Company’s year ended December 31, 2016 and interim periods thereafter. The adoption of this pronouncement may impact future assessment and disclosures related to the Company’s ability to continue as a going concern.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on current expected credit losses (“CECL”) on certain types of financial instruments and expands disclosure requirements regarding an entities assumptions, models and methods for estimating CECL. Generally, the CECL and subsequent changes to the estimate will be reported in current earnings through an allowance on the consolidated balance sheets. The revised guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows,” which is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows by providing guidance on eight specific cash flow issues. The revised guidance is effective for fiscal years beginning after December 15, 2017, including for interim periods within those fiscal years, and is to be applied retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and disclosures.

2. Prepaid Expenses

Prepaid expenses of $1.6 million as of September 30, 2016 primarily consisted of prepaid offering costs, licenses and maintenance fees, or deposits with, the providers of RDC software capabilities to the Company. In October 2016, the Company decided not to proceed with the offering pursuant to the Company’s Registration Statement on Form S-1 (File No. 333-212610) previously filed by the Company with the SEC (the “Registration Statement,” and collectively, the “Offering”). As a result, the Company will recognize as an expense the prepaid costs associated with the Offering in the fourth quarter of 2016. See Note 12 “Subsequent Events.” Prepaid expenses of approximately $286,000 as of December 31, 2015 primarily consisted of licenses and maintenance fees, or deposits with, the providers of RDC software capabilities to the Company.

3. Property and Equipment

Property and equipment consists of the following:

	As of
(In thousands)	September 30, 2016	December 31, 2015
Computer equipment	$251	$227
Data center equipment	1,122	1,011
Purchased software	770	692
Furniture and fixtures	94	90
Leasehold improvements	75	75
Total property and equipment	2,312	2,095
Less: accumulated depreciation	(1,679)	(1,431)
Net property and equipment	$633	$664

The Company’s depreciation expense for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2016	2015	2016	2015
Depreciation expense	$88	$96	$248	$228

4. Financing Arrangements

The Company has obtained debt financing through bank loans, loans from directors and other affiliated parties and unaffiliated third party investors. Certain of the debt was issued with warrants that permit the investor to acquire shares of the Company’s common stock at prices as specified in the individual agreements. See Note 8 “Shareholders’ Deficit.”

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s debt and accrued interest outstanding as of the periods presented consisted of the following:

	Principal Balance		Accrued Interest
(Dollar amounts in thousands)	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Notes Payable to Directors and Affiliates	$2,697	$1,748	$367	$232
Convertible Term Loan, due December 2016, interest at 10%	2,300	2,300	543	370
Convertible Notes, due 2016 and 2017, interest at 0%	1,093	—	—	—
Series Subordinated Note, due January 2016, interest at 12%	415	415	39	2
Notes Payable, due October 2016, interest between 8.25% and 12%	67	75	30	28
Note Payable, due August 2021, interest at 0%	192	192	—	—
Installment Note Payable – Bank	260	261	—	—
Total	7,024	4,991	979	632
Unamortized deferred financing costs	(94)	(31)
Total debt, net	6,930	4,960
Less: short-term debt and current portion of long-term debt	6,586	4,768
Long-term debt, net of current portion	$344	$192

Future maturities of long-term debt as of September 30, 2016 are as follows (in thousands):

Three months ending December 31, 2016	$3,894
2017	2,814
2018	115
2019	9
2020	-
2021	192
Thereafter	-
$7,024

Notes Payable to Directors and Affiliates

The Company has historically relied on two directors of the Company, Michael J. Hanson (“Mr. Hanson”) and James L. Davis (“Mr. Davis,” and collectively with Mr. Hanson, “Messrs. Hanson and Davis”), to provide financing to fund the Company’s operations. See Note 10 “Related Party Transactions.”

Convertible Term Loan, due December 2016, interest at 10%

In December 2013, the Company entered into a loan and security agreement with Trooien Capital, LLC (“Trooien Capital,” and the Company refers to this note as the “Trooien Capital Note”) for a principal amount of up to $4 million. Borrowings under the Trooien Capital Note bear interest at 10% and mature in December 2016. Under the agreement, Trooien Capital has the right, but not the obligation, to advance additional amounts up to the $4 million. Trooien Capital has the right to request shares of common stock, rather than cash, as payment for interest. Trooien Capital had two conversion rights under the Trooien Capital Note, the first of which has expired. Under the second conversion right, Trooien Capital has the right, through the maturity date of the note, to convert the principal and accrued interest into common stock at a conversion rate equal to 125% of the price at which the common stock was sold in the Company’s July 2014 initial public offering. Under the terms of this conversion agreement, Trooien Capital will receive 100% warrant coverage. On or about May 24, 2016, Trooien Capital commenced legal action against the Company. See Note 6 “Commitments and Contingencies.”

Convertible Notes, due 2016 and 2017, interest at 0%

For accounting purposes, the Company accounts for the debt, warrants and conversion features of the following convertible notes using an allocation process. As a result, the reported amount of the debt has been reduced and will be accreted to face value through each of the maturity dates.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible notes that will convert upon listing

During the nine months ended September 30, 2016, the Company issued to several investors convertible notes, which are unsecured and do not bear any interest. Each of the investors may elect to convert the principal amount of the notes into shares of the Company’s common stock at any time before the maturity date of the notes at a conversion price equal to the lower of $5.55 and 80% of the per share sale price of the Company’s common stock in its next underwritten public offering. The Company has the right to require each of the investors to convert the notes into shares of its common stock at that conversion price if the Company’s common stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market or the Nasdaq Global Select Market. In addition, under the Company’s agreement with each of the investors, it is required to file with the SEC a registration statement covering the resale of the shares of its common stock issuable under the notes and the warrants within 21 days after the offering, or 90 days following the date on which the Company’s current financing plan is terminated. If the Company fails to file a registration statement in a timely manner, the Company will be required to issue to each of the investors additional warrants to purchase shares of its common stock. The following table provides additional information about each financing.

Note Date	Maturity Date	Proceeds(1)	Principal(1)	Fair Value(2)
		(in thousands)
June 1, 2016	June 1, 2017	$1,000	$1,053	$1,262
August 11, 2016	August 11, 2017	500	526	631
September 15, 2016	September 15, 2017	95	100	120

(1)	As provided for in the relevant agreements
(2)	As of September 30, 2016

Convertible notes to June 9, 2016 Investors

On June 9, 2016, the Company agreed to issue to each of Old Main Capital, LLC, River North Equity, LLC, Kodiak Capital Group, LLC, and DiamondRock, LLC (collectively, the “June 9, 2016 Investors”) a convertible note in the principal amount of up to $450,000 and a warrant to purchase shares of the Company’s common stock, subject to adjustments, in exchange for an aggregate purchase price of $375,000, payable by each of the June 9, 2016 Investors in two tranches. On June 9, 2016, each of the June 9, 2016 Investors funded the first tranche of this investment, for aggregate gross proceeds to the Company of $1.0 million.

The notes do not bear any interest, other than during an event of default. Each tranche funded under a note is due and payable in full six months after the date of funding. The first tranche is due on December 9, 2016. In addition to providing three days’ advance written notice to the June 9, 2016 Investors, under the terms of each note upon repayment of the note (including on the maturity date), the Company is obligated to pay a 20% premium on the then outstanding principal and any accrued default interest then due on the note, which in the aggregate is equal to 120% of the then outstanding principal and any accrued default interest then due on the note.

Series Subordinated Note, due January 2016, interest at 12%

The series subordinated note was due in January 2016. As of September 30, 2016, the Company has not repaid the note. On March 31, 2016, the holder of the note commenced legal action against the Company. See Note 6 “Commitments and Contingencies.”

Notes Payable, due October 2016, interest between 8.25% and 12%

In January 2014, the Company assumed notes payable in connection with the reverse merger transaction pursuant to which the Company acquired the Subsidiary. During the nine months ended September 30, 2016, the Company repaid three of the notes for approximately $11,000, including principal and accrued interest. During 2016, the Company also extended the maturity date of the remaining notes to August 2016 and then to October 2016. As of the date that these financial statements were available to be issued, the Company has not yet repaid these notes but is actively negotiating with the lender to further extend the maturity date of the notes.

Note Payable, due August 2021, interest at 0%

In August 2014, the Company entered into a 0% interest, $192,000 note payable to the State of Minnesota as part of an angel loan program fund. There are no financial loan covenants associated with the loan, which has a maturity date of August 2021. The loan contains a provision whereby if the Company transfers more than a majority of its ownership, the loan becomes immediately due, along with a 30% premium amount of the principal balance. In addition, if the Company is more than 30 days past due on any payments owed under the loan, the interest rate increases to 20% per annum.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Installment Note Payable – Bank

In January 2016, the Company entered into an installment note payable with a bank, replacing a previous note, for a principal amount of approximately $330,000. The company received the net amount between the two notes, or approximately $69,000, which was primarily used for working capital purposes. The note bears interest at the prime rate plus 1%, but not less than 5%. The note is due in January 2019. The prime rate of interest was 3.50% as of September 30, 2016 and December 31, 2015.

Other Information Regarding Debt

Except for the Convertible Notes, Due 2016 and 2017, as a result of either the short term duration or recency of its financings or refinancings, the Company believes that the estimated fair value of its outstanding indebtedness approximates market value.

5. Employee Benefit Plan

The Company has a defined contribution 401(k) saving plan covering all employees satisfying certain eligibility requirements. The plan permits, but does not require, contributions by the Company. The Company did not make any contributions pursuant to the plan during the three and nine months ended September 30, 2016 and 2015.

6. Commitments and Contingencies

Operating Leases

The Company leases approximately 22,000 square feet of office space in Chanhassen, Minnesota. The lease commenced on May 1, 2012 and extends through January 2022. In addition to the office space, the Company leases certain office furniture and equipment under operating leases through November 2018. The Company has two vehicles on 36-month leases which commenced in January 2015 and June 2015, respectively. The Company also entered into a lease agreement, in April 2014, for a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of its acquisition of Select Mobile Money. The lease commenced on May 1, 2014 and extends through June 30, 2017. The Company has sub-leased the Dallas, Texas office space, commencing on November 19, 2015 and expiring on June 30, 2017. The Company also has various computer leases with three year terms. The Company is recording rental expense on a monthly basis.

Rent expense pursuant to operating leases for the periods presented is as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Rent expense	$109	$112	$345	$365

The Company’s headquarters office space lease calls for rent increases over the term of the lease. The Company records rent expense on a straight-line basis using the average rent for the term of the lease. The excess of the expense over cash rent paid is shown as accrued rent.

Future minimum lease payments pursuant to operating leases as of September 30, 2016 are as follows (in thousands):

Three months ending December 31, 2016	$87
2017	292
2018	242
2019	241
2020	248
Thereafter	277
$1,387

Capital Leases

The total cost of capital leased assets, net of accumulated depreciation, included in property and equipment as of September 30, 2016 and December 31, 2015 totaled approximately $512,000 and $501,000, respectively.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments pursuant to capital leases as of September 30, 2016 are as follows (in thousands):

Three months ending December 31, 2016	$117
2017	374
2018	80
2019	33
2020	3
Total payments	607
Less: portion representing interest	(4)
Principal portion	603
Less: unamortized deferred financing costs	(58)
Capital lease balance	545
Less: current maturities of capital lease obligations	(366)
Capital lease, net of current maturities	$179

Litigation

Cachet Banq

An entity named Cachet Banq contacted the Company in December 2010 relative to their U.S. Trademark Registration No. 2,857,465 (registered on June 29, 2004) for the standard character mark “CACHET” covering “financial services, namely automated clearing house processing services for the payroll service industry.” Cachet Banq has alleged that the Company’s use of “CACHET” infringes on their federal trademark registration. On or about March 4, 2013, Cachet Banq filed a trademark infringement lawsuit against the Company in the United States District Court for the Central District of California. The parties filed cross motions for summary judgment. The initial brief was filed on May 30, 2014, replies were filed on June 26, 2014 and the court took these motions under advisement on July 8, 2014. The Company has denied that its use of the character mark “CACHET” infringes on Cachet Banq’s purported rights in their mark. On September 21, 2015, the court issued an order (1) granting Cachet Banq’s motion for summary judgment, (2) denying the Company’s motion for summary judgment, and (3) ordering the parties to submit memoranda regarding remedies. The last of those memoranda were submitted on October 12, 2015. On November 30, 2015, the Court entered an additional order providing for an additional period of discovery and additional briefing regarding remedies. Pursuant to the Court’s order, the parties engaged in a renewed period of discovery focused on remedies and submitted additional briefing. The discovery was completed and all additional briefing was submitted to the Court by April 19, 2016. According to their briefing on the remedies, Cachet Banq is not presently seeking any monetary damages as a result of the alleged infringement, but rather an injunction.

On October 27, 2016, the Court entered a judgment and permanent injunction against the Company which, effective from April 15, 2017, enjoins the Company and its officers, directors, agents, servants, employees and attorneys and all persons in active concert or participation with any of the foregoing from (i) using any mark, name, symbol, logo or other indicia that incorporates or is confusingly similar to the term “CACHET” in any way that relates to financial services, and (ii) offering for sale, soliciting sales, promoting, distributing, importing, advertising, or selling any products or services, in any medium, under any mark, name, symbol, logo or other indicia that incorporates or is confusingly similar to the term “CACHET” which in any way relate to financial services. The Company is also ordered to destroy or discard all signs, products, advertisements, packaging, literature, business cards, and any other promotional material, which feature the term “CACHET” or a term confusingly similar thereto, both physical and electronic, which are in any way related to financial services, in each case except for the permitted use described below. Under the injunction, the Company must complete its transition to a yet-to-be determined new company name by no later than April 15, 2017. The Company is permitted to reference its current name in an explanatory fashion on signs, products, advertisements, packaging, literature, business cards, and any other promotional material to introduce the new name of the Company in a font size no greater than one-third the font-size of the yet-to-be determined new company name. This permitted use provision terminates on June 30, 2017, by which date the Company must cease from using the explanatory statement in any manner and destroy or discard all materials featuring the explanatory statement. By no later than July 12, 2017, the Company must file a declaration, under penalty of perjury, setting forth in detail the manner and form in which the Company has complied with the injunction.

The Company intends to comply with the injunction and will pursue a re-branding of the Company. The Company has not yet begun to assess the financial impact of re-branding the Company. While the Company expects that the re-branding of the Company will require the Company to devote significant resources to advertising and marketing new brands and will cause the Company to incur substantial costs, the Company has yet to determine the scope of the costs and other implications associated with such re-branding, as such, the Company has not provided for an accrual of costs associated with complying with the injunction. The Court denied Cachet Banq’s request for attorney’s fees and costs. The Company’s insurance covered much of the legal fees related to this legal proceeding and the Company’s lawyers agreed to write-off certain accounts payable to them and owed by the Company in excess of the insurance proceeds received. As a result, the Company has recognized other income of approximately $33,000 and $325,000 for the three and nine months ended September 30, 2016, respectively.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series Subordinated Note

On March 31, 2016, the holder of the series subordinated note referred to in Note 4 “Financing Arrangements” commenced an action against the Company in Hennepin County Court in the State of Minnesota, alleging that the Company breached the terms of the note and seeking to collect alleged amounts due and owing under the note. The holder of the note alleges that the Company is in default and owes the note holder approximately $695,000 plus interest and assessments accruing after April 1, 2016. The dispute centers on the note holder’s interpretation of the agreement. Based on the note holder’s interpretation of the agreement, the note holder seeks an extraordinary amount in alleged liquidated damages (approximately $300,000 on an outstanding debt of approximately $415,000). The Company disputes the allegations of the note holder and intends to vigorously defend the claim. Among other things, the Company contends the note holder’s interpretation of the agreement is unenforceable under Minnesota law. The note holder recently moved for summary judgment and a hearing on that motion was held on August 9, 2016 before the Fourth Judicial District in Hennepin County in Minnesota where the Court heard both arguments and took the motion under advisement. On October 19, 2016, the Court entered an order granting in part and denying in part the motion for summary judgment. The alleged default could subject the Company to claims of default or cross default by the Company’s other lenders. At this time no other lender has asserted such a claim.

Trooien Capital Note

On or about May 24, 2016, the Company received notice from Trooien Capital alleging that the Company has not made interest payments in accordance with the terms of the Trooien Capital Note, and as a result of such alleged breach, all outstanding amounts under the Trooien Capital Note are accelerated. Pursuant to the Trooien Capital Note, the Subsidiary granted to Trooien Capital a security interest in all of the Subsidiary’s property and assets, including all property that the Subsidiary will acquire in the future, as collateral security for the payment and performance of the Subsidiary’s obligations under the Trooien Capital Note. The Company disputes Trooien Capital’s claim because the Company has been accruing interest expense in accordance with the terms of the agreement for more than two years and Trooien Capital has not objected to that practice.

On or about May 27, 2016, the Subsidiary filed a verified complaint with the Fourth District Court of Hennepin County in Minnesota naming Trooien Capital as a defendant and seeking a declaratory judgment against Trooien Capital with respect to this claim. On June 10, 2016, Trooien Capital answered the Subsidiary’s complaint and asserted counterclaims. On June 20, 2016, Trooien Capital moved to appoint a receiver for the Subsidiary. On June 30, 2016, the Company filed a notice of motion and motion to dismiss a portion of the counterclaims. On July 19, 2016, the Company filed with the Fourth District Court of Hennepin County in Minnesota a memorandum of law and supporting documents requesting that the Court deny Trooien Capital’s motion to appoint a receiver for the Subsidiary. The Company believes that Trooien Capital’s claim is inconsistent with the Trooien Capital Note and the parties’ conduct during the two years since the Subsidiary entered into that agreement. The Company also believes that Trooien Capital’s motion and the remedy sought lacks sufficient evidence and factual support under the applicable legal standard and that Trooien Capital’s motion failed to establish, by clear and convincing evidence, that the appointment of a receiver is necessary. On October 18, 2016, a hearing on the motions was held and the Court took both motions under advisement. On October 21, 2016, the Court entered an order denying Trooien Capital’s motion to appoint a receiver and denying the Company’s motion to dismiss a portion of Trooien Capital’s counterclaims.

Financial Service Agreements

In August 2015, the Company entered into an agreement with a firm to provide investor relations and financial advisory services. The initial six-month term of the agreement required the issuance of 26,667 shares of the Company’s common stock and payments totaling $30,000. After the initial six-month term, the Company had the option to extend for an additional six months which required issuing the firm additional shares of common stock and payment totaling $30,000. In February 2016, the Company renewed the services agreement and issued the firm an additional 31,000 shares of common stock for another six months of investor relations and financial advisory services. The Company renewed the services agreement further in August 2016 and issued to the firm an additional 12,000 shares of common stock.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had recorded Goodwill of $204,000 as of September 30, 2016 and December 31, 2015. The Company conducted its annual goodwill impairment test as of December 31, 2015 and determined there to be no indication of impairment related to the Company’s goodwill. The Company does not believe that an indicator of impairment exists as of September 30, 2016 and will continue to monitor conditions and changes that could indicate an impairment of goodwill.

Identified intangible assets are summarized as follows:

	Amortizable	September 30, 2016
	Period	Gross	Accumulated	Net
(Dollar amounts in thousands)	(years)	Assets	Amortization	Assets
Customer Contracts	3 - 5	$784	$(633)	$151
Proprietary Software	3	917	(788)	129
Total identified intangible assets		$1,701	$(1,421)	$280

	Amortizable	December 31, 2015
	Period	Gross	Accumulated	Net
(Dollar amounts in thousands)	(years)	Assets	Amortization	Assets
Customer Contracts	3 - 5	$784	$(510)	$274
Proprietary Software	3	917	(559)	358
Total identified intangible assets		$1,701	$(1,069)	$632

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended		Nine Months Ended		Statement of Operations
(In thousands	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015	Classification
Customer Contracts	$41	$71	$123	$213	Cost of Revenue
Proprietary Software	76	76	229	229	Cost of Revenue
Total amortization on identified intangible assets	$117	$147	$352	$442

Based on the identified intangible assets recorded as of September 30, 2016, future amortization expense is expected to be as follows (in thousands):

Three months ending December 31, 2016	$118
2017	114
2018	38
2019	10
$280

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Shareholders’ Deficit

Convertible Preferred Stock

In June 2015, the Company issued 44,030 shares of Series C Convertible Preferred Stock at $100.00 per share and issued five-year warrants to purchase 670,475 shares of its common stock at $4.94 per share, as adjusted, in a private placement.

The Series C Preferred Stock entitles its holders to a 10% per annum dividend, payable quarterly in cash or in additional shares of Series C Preferred Stock (or a combination of both) as determined by the Company, and may be converted to the Company’s common stock at the option of a holder at a conversion price of $4.94 per share. The Series C Preferred Stock contains anti-dilution conversion price protection allowing the stock’s conversion price to adjust, prior to conversion, should the Company sell common stock at a price below the then current conversion price. The Series C Preferred Stock will automatically convert into common stock upon the occurrence of any of the following: (a) an underwritten public offering of shares of the Company’s common stock providing at least $10 million in gross proceeds, (b) the Company’s common stock closing price being greater than 100% above the conversion price then in effect for at least 40 of 60 consecutive trading days, (c) four years after the closing of the offering of the Series C Preferred Stock, or (d) the written consent of holders representing 50% of the issued and outstanding Series C Preferred Stock. The holders of the Series C Preferred Stock are entitled to vote their shares on an as-converted basis and are entitled to a liquidation preference equal to the stated value (i.e., purchase price) of their shares plus any accrued but unpaid dividends thereon.

In March 2016, an investor converted 500 shares of Series C Convertible Stock at the conversion price of $4.94 per share, as well as received credit for all unpaid cumulative dividends earned through the date of conversion. The investor received a total of 10,934 shares of common stock. As of September 30, 2016 and December 31, 2015, the Company had outstanding 43,530 and 44,030, respectively of its Series C Preferred Stock.

Common Stock

The Company’s common stock issuances for the nine months ended September 30, 2016 are as follows:

Common Stock
Balance, December 31, 2015	2,318,139
Conversion of preferred stock to common stock and payment of preferred dividend paid with common stock	10,934
Issuance of common stock for professional services	43,860
March 2016 equity offering	245,226
Share-based compensation	22,539
Issuance of common stock under Associate Stock Purchase Plan	12,109
Warrant exercises	328,710
Balance, September 30, 2016	2,981,517

Net proceeds to the Company pursuant to common stock issuances for the nine months ended September 30, 2016 totaled $3.6 million.

Warrants

The Company’s warrant activity for the nine months ended September 30, 2016 consisted of the following:

	Number of		Weighted
	Shares Issuable	Weighted Avg.	Remaining
	Under Warrants	Exercise Price	Life (Years)
Balance, December 31, 2015	1,723,674	$10.95	3.98
Issued	319,392	5.44
Exercised	(133,148)	4.94
Balance, March 31, 2016	1,909,918	10.35	3.88
Issued	613,380	5.52
Exercised	(63,345)	4.94
Balance, June 30, 2016	2,459,953	9.30	3.94
Issued	613,135	5.44
Exercised	(136,199)	4.94
Balance, September 30, 2016	2,936,889	$8.70	3.92

Certain of the Company’s warrants have a cashless exercise provision, whereby the Company issues shares of common stock based on the difference between the weighted-average trading price of the Company’s common stock for the five consecutive trading days ending on the date immediately preceding the date of the warrant exercise and the stated exercise price of the warrants. As a result of these cashless exercise provisions, the number of common shares issued pursuant to warrant exercises may be different than the total number of warrants exercised during a given period.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Warrants that contain anti-dilution price protection are carried as liabilities on the condensed consolidated balance sheets until they are either exercised or no longer subject to anti-dilution protection, after which the value of the warrants is reclassified to additional paid-in capital. The fair value of warrants recognized as liabilities and carried at fair value is determined each quarter using the Black-Scholes option pricing model.

As of September 30, 2016 and December 31, 2015, the Company’s warrant and conversion feature liabilities consisted of the following:

	Shares	Current Exercise	Balance as of
Counterparty	Issuable	Price	September 30, 2016	December 31, 2015
			(In thousands)
Former senior lender	175,911	$3.90	$691	$537
Mr. Davis	-	-	-	45
Series A, B and C preferred shareholders	597,790	4.94	2,632	2,175
Lincoln Park	115,400	4.94	516	43
Lender of October 2016 notes payable	10,000	4.94	45	-
June 9, 2016 Investors	200,000	4.94	894	-
Convertible noteholders (1)	754,957	Various	903	-
Messrs. Hanson and Davis	33,334	4.94	149	-
Warrant and conversion feature liability, total			5,830	2,800
Less: current portion of warrant and conversion feature liability			(324)	-
WARRANT LIABILITY			$5,506	$2,800

(1)	Shares issuable includes warrants to purchase 170,698 shares of commom stock at $5.55 per share, 186,914 shares of common stock at the lower of $5.55 per share and 80% of the per share offering price in the Company’s next underwritten public offering and 397,345 shares issuable upon conversion of the principal amount of the underlying notes at the conversion price of $5.55 per share. The terms of the convertible note agreements specify that the Company will issue shares of common stock at the lower of $5.55 per share or 80% of the price paid per share in an underwritten public offering.

The Company utilizes the Black-Scholes option pricing model when determining the value of warrants issued using the following significant assumptions:

Stock price:	Published trading market values of the Company’s common stock as of the grant date of the warrants.
Exercise price:	The stated exercise price of the warrant.
Expected term:	The Company’s assumption of the term of the warrant.
Expected dividend:	The rate of dividends that the Company expects to pay over the term of the warrant.
Volatility:	For periods prior to the Company’s public offering, volatility is estimated based on the volatility of comparable peer companies that are publicly traded, and for later periods the Company includes its actual common stock trading history.
Risk-free interest rate:	The daily United States Treasury yield curve rate.

The Company obtains a valuation report prepared by a third-party valuation specialist to assist in determining the fair value of the conversion features associated with certain of its convertible notes.

The fair value of the warrants issued was determined using the Black-Scholes option pricing model and the following assumptions for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Stock price	$5.75 to $8.85	N/A	$4.05 to $11.25	$6.57 to $16.80
Exercise price	$4.94 to $6.90	N/A	$4.94 to $6.90	$6.60 to $17.25
Expected term	2.5 years	N/A	2.5 years	2.5 years
Expected dividend	0%	N/A	0%	0%
Volatility	86% to 94%	N/A	65% to 94%	27%
Risk-free interest rate	0.69% to 0.92%	N/A	0.69% to 1.31%	0.85% to 1.37%

There were no warrants issued during the three months ended September 30, 2015.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation and Benefit Plans

Stock Options and Performance Awards

On February 9, 2010, the board of directors adopted the 2010 Equity Incentive Plan (the “2010 EIP”), which was approved by the shareholders of the Company. Participants in the plan include the Company’s employees, officers, directors, consultants, or independent contractors. On February 12, 2014, the Board of Directors approved the assumption of the 2010 EIP as part of the Merger; however, it was agreed that no new grants would be made under the 2010 EIP. On February 12, 2014, the board of directors also adopted the 2014 Stock Incentive Plan (the “2014 SIP”). On June 2, 2016, the board of directors adopted the 2016 Stock Incentive Plan (the “2016 SIP”).

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

The following is a summary of shares issuable pursuant to options granted as of September 30, 2016:

	Maximum	Outstanding	Exercisable
2010 EIP	45,000	7,607	7,607
2014 SIP	101,442	62,662	35,869
2016 SIP	600,000	47,449	16,341
Issued outside of plans	—	216,455	158,460
Shares issuable pursuant to options granted		334,173	218,277

The following is a summary of stock option activity for the nine months ended September 30, 2016:

			Weighted
	Number of		Remaining
	Shares Issuable	Weighted Avg.	Contractual	Intrinsic
	Under Options	Exercise Price	Life (Years)	Value
				(In thousands)
Balance, December 31, 2015	249,951	$19.80	3.95	$-
Granted	99,605	6.07
Exercised	—	—
Forfeited or Expired	(31,295)	12.15
Balance, March 31, 2016	318,261	16.35	3.70	122
Granted	6,668	6.78
Exercised	—	—
Forfeited or Expired	(34,549)	16.18
Balance, June 30, 2016	290,380	16.08	3.82	$83
Granted	49,005	7.28
Exercised	—	—
Forfeited or Expired	(5,212)	13.12
Balance, September 30, 2016	334,173	$14.84	3.77	210
Exercisable at September 30, 2016	218,277	$18.22	3.47	$71

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to stock options outstanding and exercisable as of September 30, 2016 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)			(In thousands)
$5.10 to $7.85	128,387	4.49	$6.52	$209	43,323	$6.53	$70
$8.25 to $12.44	14,983	3.62	10.67	1	10,475	10.57	1
$12.45 to $20.25	64,986	3.89	13.01	—	42,551	13.02	—
$22.50 to $60.00	125,817	2.99	24.77	—	121,928	24.84	—
	334,173	3.77	$14.84	$210	218,277	$18.22	$71

The Company has also adopted a performance bonus plan (the “Performance Bonus Plan”), which is intended to provide incentive for associates to establish quarterly goals and objectives as defined by management and achieve those goals and objectives above the established criteria. Shares issued pursuant to the Performance Bonus Plan to date have been issued under the 2014 SIP. The Company issued 22,539 shares to associates pursuant to the Performance Bonus Plan during the nine months ended September 30, 2016.

Stock Compensation Expense Information

The Company utilizes the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

Stock price:	Published trading market values of the Company’s common stock as of the grant date of the stock options.
Exercise price:	The stated exercise price of the stock option.
Expected term:	The Company’s assumption of the term of the stock options based on historical exercise data.
Expected dividend:	The rate of dividends that the Company expects to pay over the term of the stock options.
Volatility:	For periods prior to the Company’s public offering, volatility is estimated based on the volatility of comparable peer companies that are publicly traded, and for later periods the Company includes its actual common stock trading history.
Risk-free interest rate:	The daily United States Treasury yield curve rate.

The fair value of the stock options issued was determined using the Black-Scholes option pricing model and the following assumptions for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Stock price	$5.10 to $7.85	$8.25 to $12.45	$5.10 to $7.85	$8.25 to $20.25
Exercise price	$5.10 to $7.85	$8.25 to $12.45	$5.10 to $7.85	$8.25 to $20.25
Expected term	3 Years	2 to 3 Years	3 Years	2 to 3 Years
Expected dividend	0%	0%	0%	0%
Volatility	78% to 83%	31% to 45%	61% to 83%	26% to 45%
Risk-free interest rate	0.71% to 0.86%	0.90% to 1.08%	0.71% to 1.31%	0.22% to 1.08%

The Company estimates forfeitures when recognizing compensation expense and this estimate of forfeitures is adjusted over the requisite service period based on the extent to which actual forfeitures differ, or are expected to differ, from such estimates. Changes in estimated forfeitures are recognized through a cumulative catch-up adjustment, which is recognized in the period of change, and impacts the amount of unamortized compensation expense to be recognized in future periods.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the periods presented was as follows:

	Three Months Ended		Nine Months Ended
(In thousands)	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Stock-based compensation costs included in:
Cost of revenue	$14	$17	$87	$33
Sales and marketing expenses	47	27	130	58
Research and development expenses	12	24	86	63
General and administrative expenses	94	80	172	148
Total stock-based compensation expense	$167	$148	$475	$302

As of September 30, 2016, the total compensation cost related to unvested options awards not yet recognized was approximately $281,000, which will be recognized over a weighted-average period of 1.4 years.

2014 Associate Stock Purchase Plan

In September 2014 and August 2015, the Company’s Board of Directors and stockholders, respectively, approved the 2014 Associate Stock Purchase Plan, under which 33,334 shares were reserved for purchase by the Company’s associates (employees). The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. As of September 30, 2016, there are 7,456 shares available for purchase remaining in the plan.

10. Related Party Transactions

In order to finance its operations, the Company has historically relied upon Messrs. Hanson and Davis for financing through the issuance of debt, equity and warrants. Balances with related parties consisting of members of the Board of Directors for borrowings and warrants were as follows. No debt is held by executive officers of the Company.

	As of
	September 30, 2016	December 31, 2015
Debt held by related parties (in thousands)	$2,697	$1,748
Accrued interest to related parties (in thousands)	$367	$232
Warrants held by related parties	1,144,221	691,043

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
(In thousands)	2016	2015	2016	2015
Related party interest expense	$51	$34	$144	$115

On May 7, 2014, the Company entered into a $1.5 million line-of-credit agreement with Mr. Hanson, as subsequently amended (the “Line of Credit”). The stated interest rate on the Line of Credit is 10% on the principal amount outstanding and the maturity date is January 31, 2017, with all outstanding principal and accrued interest due in full on that date. There are no financial covenants associated with the Line of Credit. On July 7, 2016, the Company entered into an amendment #3 to the borrowing agreement with Mr. Hanson in connection with the Line of Credit. Pursuant to that amendment, which is effective as of June 30, 2016, the parties agreed that the Company will make an interest-only payment on January 31, 2017. The interest-only payment is for interest accrued on the principal balance from February 1, 2016 to date of payment. On October 6, 2016, Mr. Hanson agreed to convert the $1.0 million owed under the Line of Credit to equity upon consummation of an underwritten public offering. See Note 12 “Subsequent Events.”

On July 30, 2014, the Company entered into a financing commitment letter with Messrs. Hanson and Davis to lend the Company up to $2.5 million through December 31, 2014, bearing interest at 10% (which increases to 18% under certain circumstances in the event of default). The maturity date of the financing commitment letter is January 31, 2017, on which date the total principal balance and accrued interest thereon will be due in full. On July 7, 2016, the Company entered into an addendum #4 to this commitment letter with Mr. Hanson. Pursuant to that addendum, which is effective as of June 30, 2016, the parties extended the payment date of the interest-only payments that were or will be due and payable to January 31, 2017. The interest-only payments are for interest accrued on the principal balance from February 1, 2016 to date of payment.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2016, the Company entered into a thirty-day note payable with Mr. Davis for $150,000 and Mr. Hanson for $75,000. Under the note agreements, in lieu of interest, the Company agreed to issue five-year cashless warrants to purchase 16,667 and 8,334 shares of common stock at $4.94 per share to Messrs. Davis and Hanson, respectively. Additionally, for each 30 days the principal amount is outstanding, the Company issued to Messrs. Davis and Hanson an additional 16,667 and 8,334 warrants, respectively, with the same terms as described above. On March 29, 2016, both notes were amended to change the due dates of the principal amounts owed to January 11, 2017 and January 31, 2017, under Messrs. Hanson’s and Davis’ notes, respectively. Messrs. Davis and Hanson will continue to earn warrants on a 30-day basis until the principal is repaid. As of September 30, 2016, Messrs. Davis and Hanson have received a total of 150,003 and 66,672 warrants, respectively. On October 6, 2016, Mr. Davis agreed to convert his $150,000 note to equity upon consummation of an underwritten public offering. See Note 12 “Subsequent Events.”

On May 9, 2016, the Company entered into a promissory note agreement for approximately $227,000 with Mr. Davis. The note accrues interest at the per annum rate of 10%. As an additional inducement to Mr. Davis to advance amounts under the note, the Company agreed to issue to Mr. Davis a warrant to acquire 22,665 shares of the Company’s common stock at an exercise price of $4.94 per share as an inducement to enter into a promissory note agreement.

On July 13, 2016, the Company issued to Mr. Davis a convertible promissory note in the principal amount of $360,000 and a warrant to purchase up to 20,000 shares of the Company’s common stock, subject to adjustments, in exchange for an aggregate purchase price of $300,000. On July 14, 2016, the Company issued to Mr. Hanson a convertible promissory note in the principal amount of $240,000 and a warrant to purchase up to 13,334 shares of the Company’s common stock, subject to adjustments, in exchange for an aggregate purchase price of $200,000. The warrants have an exercise price of $6.00 per share, subject to adjustments, and are exercisable for a five year period. The notes do not bear any interest, other than during an event of default (in which case default interest at a rate of 24% per annum is applicable). The notes are due and payable six months after the respective issuance dates. In addition to the Company providing three days advance written notice prior to repayment, under the terms of the note upon repayment of the note (including on the maturity date) the Company is obligated to pay a 20% premium on the principal amount and any accrued default interest then due on the note, which in the aggregate is equal to 120% of the principal amount and any accrued default interest then due on the note. For accounting purposes, the Company accounts for the debt and warrants using an allocation process. As a result, the reported amount of the debt has been reduced and will be accreted to face value through each of the maturity dates. On October 12, 2016, Mr. Davis agreed to convert $250,000 of the $432,000 aggregate amount outstanding under his note upon consummation of an underwritten public offering. See Note 12 “Subsequent Events.”

On August 12, 2016, the Company entered into a securities purchase agreement with Messrs. Hanson and Davis, pursuant to which the Company issued to each of Messrs. Hanson and Davis a convertible note, due August 2017, in a principal amount of $263,158 and a warrant to purchase shares of the Company’s common stock in exchange for a purchase price of $250,000 paid in cash by each such director. The notes are unsecured, do not bear any interest and are payable in full on August 12, 2017. Each of Messrs. Hanson and Davis may elect to convert the principal amount of the note issued to him into shares of the Company’s common stock at any time before August 12, 2017 at a conversion price per share equal to the lower of $5.55 and 80% of the per share sale price of the Company’s common stock in the Company’s next underwritten public offering. The Company has the right to require each of Messrs. Hanson and Davis to convert the notes into shares of the Company’s common stock at that conversion price if the Company’s common stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market or the Nasdaq Global Select Market. For accounting purposes, the Company accounts for the debt, warrants and conversion features using an allocation process. As a result, the reported amount of the debt has been reduced and will be accreted to face value through each of the maturity dates.

On August 1, 2016, Mr. Davis entered into a financial lease agreement to fund the purchase of certain licenses for the exclusive use and benefit of the Company, in an aggregate amount of approximately $239,000, together with accrued interest thereon. On August 22, 2016, the Company entered into an unsecured promissory note with Mr. Davis, pursuant to which the Company is obligated to pay to Mr. Davis the sum of approximately $239,000, together with all accrued interest thereon, in six monthly installments. The Company is required to make the payments under the note directly to the lessor in satisfaction of the Company’s obligations to Mr. Davis under the note and Mr. Davis’ obligations to the lessor. As consideration for entering into a financial lease to fund the purchase of certain licenses for the exclusive use and benefit of the, the Company issued to Mr. Davis a warrant to purchase 24,000 shares of the Company’s common stock at an exercise price of $6.75 per share. The warrants are exercisable for a five-year period.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Concentrations

The Company continues to rely on vendors to provide technology and licensing components that are critical to its solutions. In addition, the Company engaged a development firm located in Toronto, Canada beginning in March 2014 to augment its software development efforts. During the three and nine months ended September 30, 2016, the Company incurred expenditures of approximately $344,000 and $790,000 to the law firm representing the Company in connection with the Offering and Listing, respectively, which was approximately 14.4% and 10.7%, respectively, of the Company’s total expenditures. The Company also incurred approximately $261,000 and $746,000 to its technology partner, respectively, representing approximately 10.9% and 10.1%, respectively of the Company’s total expenditures during the three and nine months ended September 30, 2016. During the nine months ended September 30, 2015, the Company incurred approximately $679,000 to its technology partner in Toronto, Canada, representing 13% of its total supplier expenditures.

As of September 30, 2016, the Company had net payables of approximately $412,000 owed to a law firm for legal services rendered in connection with the Offering and Listing, representing 23.4% of its accounts payable balance and $250,750 owed to a technology partner for software licenses, representing 14.3% of its accounts payable balance. The Company also owed to its independent registered public accounting firm approximately $186,000, representing 10.6% of its accounts payable balance. As of December 31, 2015, the Company had payables of approximately $342,000 owed to a law firm for legal services, representing 30.8% of its accounts payable balance.

During the three months ended September 30, 2016, one customer represented approximately $467,000, or 20.3% of the Company’s consolidated revenues. There was no single customer whose revenue exceeded 10% of the Company’s consolidated revenues for the nine months ended September 30, 2016 or for the three and nine months ended September 30, 2015. Within accounts receivable are receivables from two customers of approximately $480,000 and $240,000, respectively, representing 22.0% and 11.0%, respectively, as of September 30, 2016. As of December 31, 2015, the Company had receivables due from three customers of approximately $121,000, $113,000 and $95,000 representing 17.0%, 15.8% and 13.3%, respectively, of its gross accounts receivable balance.

12. Subsequent Events

On October 6, 2016, the Company entered into an agreement with Mr. Hanson in connection with the Line of Credit. Pursuant to the agreement, Mr. Hanson agreed to convert, upon the consummation of an underwritten public offering, the principal amount of $1,000,000 of indebtedness outstanding under the Line of Credit into shares of common stock at the public offering price-per-share in an underwritten public offering. In consideration for this conversion, the Company agreed to issue to Mr. Hanson, upon consummation of an underwritten public offering, five-year warrants to purchase 200,000 shares of common stock, exercisable at the public offering price-per-share in an underwritten public offering.

On October 6, 2016, the Company and the Subsidiary entered into an agreement with Mr. Davis in connection with a demand promissory note issued by the Subsidiary to Mr. Davis on February 1, 2016. Pursuant to the agreement, Mr. Davis agreed to convert, upon the consummation of an underwritten public offering, the principal amount of $150,000 of indebtedness outstanding under the note into shares of common stock at a price equal to the public offering price-per-share in an underwritten public offering. In consideration for this conversion, the Company agreed to issue to Mr. Davis, upon the consummation of an underwritten public offering, five-year warrants to purchase 30,000 shares of common stock, exercisable at the public offering price-per-share in an underwritten public offering.

On October 12, 2016, the Company entered into an agreement with Mr. Davis, whereby Mr. Davis agreed to convert, upon the consummation of an underwritten public offering, $250,000 of the $432,000 aggregate amount outstanding under the convertible promissory note issued to him on July 13, 2016, into shares of common stock at a price equal to the public offering price-per-share in an underwritten public offering. In consideration for this conversion, the Company agreed to issue to Mr. Davis, upon the consummation of an underwritten public offering, five-year warrants to purchase 50,000 shares of Common Stock, exercisable at the public offering price-per-share in an underwritten public offering.

On October 19, 2016, the Company filed with the SEC an application to withdraw its Registration Statement. The Company has determined not to proceed with the Offering at this time. The Company intends to raise up to $8 million in cash proceeds by way of one or more private placements to fund its marketing and sales activities, working capital and for other general corporate purposes. Because of the withdrawal of the Registration Statement, the Company will be required to expense $1.2 million of prepaid offering costs in the fourth quarter of 2016.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On October 21, 2016, the Company commenced the October Private Placement. Pursuant to the October Private Placement, through the date on which these financial statements were available to be issued, the Company has issued to individual investors convertible notes for an aggregate principal balance of $4.0 million and aggregate gross proceeds to the Company of $3.8 million. The Company has issued to the individual investors in the October Private Placement warrants to purchase an aggregate of 643,528 shares of common stock at $5.55 per share, subject to adjustment.

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

We have been expanding our suite of available fintech solutions. One of our recent solutions, Select Mobile™ Money, is an award-winning prepaid mobile money platform that seamlessly links various mobile banking features with a prepaid debit card issued by financial institutions or AFS providers. This solution enables card users, i.e., customers of our client financial institutions or AFS providers, to conveniently manage their card accounts through an easy-to-use integrated mobile application, or app, with multiple features that is downloaded onto their smart phone or tablet and, by adding a suite of available mobile financial services linked to their card accounts, enhances the card’s usefulness and the cardholder’s mobile banking experience. For example, prepaid cardholders using our application may deposit paper checks and direct payroll deposits into their prepaid card account, access cash from their prepaid card account at any automated teller machine, or ATM, and check their prepaid card account balance and transaction history. We believe that our Select Mobile Money solution is setting the industry standard for reloadable prepaid mobile money solutions.

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

Our Select Mobile Money solutions are designed to specifically meet the needs of millennials, the “unbanked” (those who have no formal relationship with a bank or credit union, prefer not to use a traditional checking account, or who do not meet the minimum balance required to avoid high bank fees) and the “under-banked” (those who have only a minimal relationship with a bank or credit union). These solutions provide end-users with convenient and secure anywhere and anytime mobile access via the Internet to a variety of convenient self-service mobile banking services through an easy-to-use integrated mobile application with multiple features downloaded onto their smart phone or tablet and linked to a reloadable prepaid card. Both our white label and our SMM-X prepaid mobile money solutions support advanced analytics, which we believe can help our clients gain a competitive advantage by enhancing the prepaid cardholder experience and keeping their customers engaged. As a result, we are experiencing a growing demand for these solutions by financial institutions and AFS providers.

As of September 30, 2016, our business has historically focused on RDC solutions that enable financial institutions to provide their customers with the ability to conveniently deposit their checks remotely anytime, anywhere. While we continue to offer these solutions, we recently expanded our focus to include prepaid mobile money solutions. Our latest innovations are a mobile remote payment capture solution, which we call Select Mobile™ NowPay, which enables enterprises to accept check payments submitted via their customers’ mobile devices, and our mobile account opening solution, which we call Select Mobile™ Account Opening, which streamlines the account opening process by utilizing photo imaging to capture customer data and auto-populate an account opening application form for checking, savings, credit card and other types of accounts.

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below sets forth (i) the number of products (including product enhancements) sold as of September 30, 2016 and 2015, and (ii) the number of products (including product enhancements) that have been deployed or implemented by our clients for use by their customers or products in respect of which we have completed our implementation and customization work and that have been delivered to our clients for deployment as of September 30, 2016 and 2015:

	As of September 30, 2016		As of September 30, 2015
	Sold (1)	Deployed (2)	Sold (1)	Deployed (2)
RDC	732	535	459	349
Select Mobile Money White Label	45	14	25	4
SMM-X	5	—	4	—
Select Mobile Account Opening	5	1	3	1
Select Mobile NowPay	1	—	—	—
All Products	788	550	491	354

1.	Denotes the total number of products and product enhancements sold as of a specific date, including products that are in the process of being customized or implemented and products that have not yet been deployed by our clients for use by their customers. We count each product enhancement as a separate product.

2.	Denotes the total number of products and product enhancements sold as of a specific date that have been deployed or implemented by our clients for use by their customers or products in respect of which we have completed our implementation and customization work and that have been delivered to our clients for deployment as of such date. We count each product enhancement as a separate product.

As of September 30, 2016 and December 31, 2015, we had a total of 12 and nine clients who deployed our white label Select Mobile Money solutions for use by their customers, respectively. As of September 30, 2016, we entered into contracts for the sale of a total of five SMM-X solutions, which has not yet been implemented by our clients. However, we believe our SMM-X solution has the potential to significantly increase our future revenues as our financial model for this solution is based principally on future transaction and/or user fee components. As we begin to deploy these solutions for our clients, and as their customers in turn utilize this application, we believe that the potential recurring revenue from transaction and/or user fee components will become a significant source of revenue for us, and our Select Mobile Money solutions could potentially become the primary source of our future revenue.

Revenues

Our revenues are comprised of non-recurring revenue and recurring revenue.

Non-recurring revenue consists of up-front implementation fees and fees from professional services. Up-front implementation fees are due upon entering into a new contract for the initial setup of our solution. Fees from professional services may include fees charged for any client customization services, development of interfaces requested by our clients, assistance with integration of our solutions with our clients’ applications, dedicated client support services, advisory services to clients who choose to develop their own interfaces and applications, and additional marketing support services requested by our clients. For our RDC solutions, we also include in this category revenues from the sale of scanning and related equipment.

We earn recurring revenue on a monthly basis from our clients’ customer transactions, monthly user fees charged per customer, and/or hosting/maintenance fees charged to our clients. Recurring revenues arise only after the client has implemented one of our solutions, whether prepaid mobile money, RDC, or mobile account opening. Recurring revenue varies depending on the specific solution deployed, the fee arrangement negotiated with the client, the number of client customers that use the application, the type of user transaction and the volume of user transactions. Recurring revenue from our white label prepaid mobile money solutions vary by client and typically comprise of a monthly hosting fee and a monthly active user fee charged based on the number of customers that open the application. Although we do not currently charge user transaction fees for this solution, in the future we may introduce new features into this solution which may have a transaction fee revenue component. Recurring revenue from our RDC solutions vary by client and typically comprise of a monthly hosting/maintenance fee, a monthly user fee we charge our client for each customer that has signed up for this service, and transaction fees which vary based on the type of service and the number of checks deposited using this service. Recurring revenue from our Select Mobile NowPay solutions are expected to comprise of a monthly hosting fee and transaction fees based on the number of payments received using this service. Recurring revenue from our Select Mobile Account Opening solutions is expected to comprise of a monthly hosting fee and transaction fees based on the number of new accounts applications made using this service.

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

Set forth below is a summary of the critical accounting policies applied in the preparation of our condensed consolidated financial statements.

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

In determining whether professional services can be accounted for separately from other services, we consider the availability of the professional services from other vendors, the nature of our professional services and whether we sell our solutions to new clients without professional services.

Recurring Revenue

Recurring revenue is billed on a monthly basis, and comprises hosting/maintenance fees charged to our clients, user fees charged per customer, and transaction fees based on our client’s customer transactions. Recurring revenue arises only after the client has implemented one of our solutions, whether RDC, Select Mobile Money, Select Mobile NowPay or Select Mobile Account Opening. Recurring revenue varies depending on the specific solution deployed, the fee arrangement negotiated with the client, the number of client customers that use the application (and, in the case of our prepaid mobile money application, the type of service used), and the volume of monthly user transactions.

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

Deferred Revenue

Deferred revenue consists of billings and payments received in advance of revenue recognition from any of the solutions and services we offer and is recognized as the revenue recognition criteria are met. We typically invoice our clients monthly and, in certain limited cases, on an annual basis. Accordingly, the deferred revenue balance does not represent the total contract value of our multi-year client agreements. Deferred revenue also includes certain deferred professional services fees, which are recognized in accordance with our revenue recognition policy. The portion of deferred revenue we expect to recognize during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as non-current.

Goodwill

Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets acquired in a previous acquisition. Goodwill is not amortized but is reviewed at least annually for impairment, or between annual dates if a change in circumstances indicates that an impairment could exist. Our management performs its annual impairment test at the close of each fiscal year, and considers several factors in evaluating goodwill for impairment, including our current financial position and results, general economic and industry conditions and legal and regulatory conditions.

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

Recent Accounting Pronouncements

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses,” which introduces new guidance for the accounting for credit losses on instruments within its scope. The new guidance introduces an approach based on CECL on certain types of financial instruments and expands disclosure requirements regarding an entities assumptions, models and methods for estimating CECL. Generally, the CECL and subsequent changes to the estimate will be reported in current earnings through an allowance on the consolidated balance sheets. The revised guidance is effective for reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for reporting periods beginning after December 15, 2018. We are currently evaluating the impact of the ASU on our consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows,” which is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows by providing guidance on eight specific cash flow issues. The revised guidance is effective for fiscal years beginning after December 15, 2017, including for interim periods within those fiscal years, and is to be applied retrospectively. Early adoption is permitted. We are currently evaluating the impact of the ASU on our consolidated financial statements and disclosures.

Refer to Note 1 “Nature of Operations and Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements for recent accounting pronouncements from previous years that will have a future effect on the Company’s consolidated financial statements.

Results of Operations: Three Months Ended September 30, 2016 and 2015

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operation information:

	Three Months Ended
			(unaudited)
(In thousands)	September 30, 2016	% of Total Revenue	September 30, 2015	% of Total Revenue	$ Increase (Decrease)	% Increase (Decrease)
Revenue	$2,307	100.0%	$1,030	100.0%	$1,277	124.0%
Cost of revenue	1,334	57.8%	945	91.7%	389	41.2%
Gross profit	973	42.2%	85	8.3%	888	1,044.7%
Sales and marketing expenses	1,015	44.0%	734	71.3%	281	38.3%
Research and development expenses	479	20.8%	488	47.4%	(9)	(1.8)%
General and administrative expenses	1,191	51.6%	1,035	100.5%	156	15.1%
Total operating expenses	2,685	116.4%	2,257	219.1%	428	19.0%
Operating loss	(1,712)	(74.2)%	(2,172)	(210.9)%	460	(21.2)%
Interest expense and other non-cash financing charges	2,482	107.6%	168	16.3%	2,314	1,377.4%
Mark-to-market warrant and debt (income) expense	(108)	(4.7)%	4,624	448.9%	(4,755)	(102.8)%
Other income	(33)	(1.4)%	—	—%	(33)	—%
Net loss	$(4,053)	(175.7)%	$(6,964)	(676.1)%	$2,934	(42.1)%

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues

Total revenues for the three months ended September 30, 2016 increased by approximately 124%, or $1.3 million, to $2.3 million, when compared to $1.0 million for the same period in the prior year. The increase was primarily due to an increase in recurring revenue from our RDC solutions, which increased by approximately 75%, or approximately $521,000, from approximately $697,000 for the three months ended September 30, 2015 to $1.2 million for the three months ended September 30, 2016, primarily due to an increase in the number of our RDC products (including product enhancements) that were deployed by our clients for use by their customers from 41 during the three months ended September 30, 2015 to 55 during the three months ended September 30, 2016, an increase of approximately 34%, and an increase in RDC transactions processed, which increased by approximately 52% from the third quarter of the prior year. Recurring revenue from our white label Select Mobile Money solutions increased by approximately 85%, or approximately $46,000, from approximately $54,000 for the three months ended September 30, 2015 to approximately $100,000 for the three months ended September 30, 2016 and recurring revenues from our Select Mobile Account Opening solution increased approximately 83%, or 79,000, from approximately $96,000 for the three months ended September 30, 2015 to approximately $175,000 for the three months ended September 30, 2016.

Revenue from professional services increased by approximately 1051%, or approximately $537,000, from approximately $51,000 for the three months ended September 30, 2015 to approximately $588,000 for the three months ended September 30, 2016, and revenue from up-front implementation fees increased by approximately 71%, or approximately $93,000, from approximately $132,000 for the three months ended September 30, 2015 to approximately $225,000 for the three months ended September 30, 2016. The increase in revenue from professional services is primarily attributable to our new customers requesting more customization. The increase in up-front implementation fees is primarily due to the new implementation fees being amortized into revenue and the acceleration of previously deferred revenue recognized as a result of the implementation of an upgraded product for certain of our customers, partially offset by the completion of the amortization into revenue of historical implementation fees received in respect of products sold in prior periods. During the three months ended September 30, 2016 we sold approximately 102 RDC and white label Select Mobile Money products (including product enhancements), as compared to approximately 47 products sold during the third quarter of 2015.

During the three months ended September 30, 2016:

●	Approximately 65% of our total revenue was generated from recurring revenue, which are revenues from our client’s customer transactions, monthly user fees charged per customer, and hosting/maintenance fees charged to our clients, as compared to approximately 82% during the same period in the prior year;

●	Approximately 25% of our total revenue represents revenue from professional services, primarily related to customization development work performed as part of implementing relating to our RDC and Select Mobile Money solutions, as compared to approximately 5% during the same period in the prior year; and,

●	approximately 10% of our total revenue represents up-front implementation fees, as compared to approximately 13% during the same period in the prior year.

Cost of Revenues

Cost of revenues for the three months ended September 30, 2016 was $1.3 million, an increase of approximately 41%, or $389,000, compared to approximately $945,000 for the three months ended September 30, 2015. Non-cash stock compensation expense included in cost of revenues was approximately $14,000 and $17,000 for the three months ended September 30, 2016 and 2015, respectively. Excluding non-cash stock compensation expense, total cost of revenues increased approximately $392,000 for the three months ended September 30, 2016. Cost of revenue during the three months ended September 30, 2016 consisted primarily of our costs of deploying and supporting our RDC solutions, and to a more limited extent the cost of deploying and supporting our white label Select Mobile Money solutions.

During the three months ended September 30, 2016, we experienced a decrease in amortization expense of approximately $30,000, due to the impairment in 2015 of identified intangible assets from a previous acquisition. In addition, during the three months ended September 30, 2016, we experienced an increase in the external cost of providing professional services of approximately $110,000, or 202%, as compared to the three months ended September 30, 2015. This external cost of providing professional services are primarily for the cost of services we procure from our external programming consultants in Toronto, Canada, who are dedicated primarily to our prepaid mobile money solutions and other select development projects. We utilized these consultants more often during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

The balance of approximately $312,000 of the increase in cost of revenues during the three months ended September 30, 2016, after taking into account the decrease in non-cash stock compensation expense included in cost of revenues of approximately $3,000, the decrease in amortization expense of approximately $30,000 and the increase in the external cost of providing professional services of approximately $110,000 discussed above, was primarily due to an increase in the third party licensing costs of approximately $227,000 and approximately $85,000 of data center support costs, each related to an increase in recurring revenue from our RDC solutions and our white label Select Mobile Money solutions.

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our overall support costs for our data center, excluding non-cash stock compensation expense, for the three months ended September 30, 2016 was approximately $695,000, compared to approximately $610,000 for the same period in 2015. As a percentage of total revenue, the data center costs were approximately 30% in the third quarter of 2016, compared to approximately 59% in the third quarter of 2015. As our revenues increase, we are experiencing economies of scale related to our data center costs.

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

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Our total operating expenses increased by approximately 19%, or $427,000 to $2.7 million for the three months ended September 30, 2016, from $2.3 million for the three months ended September 30, 2015. The increase in operating expenses during the three months ended September 30, 2016 is attributable to increases in sales and marketing expenses and general and administrative expenses of approximately $280,000 and $156,000, respectively, partially offset by a decrease in research and development expenses of approximately $9,000, respectively.

Sales and Marketing

Total sales and marketing expenses increased approximately 38%, or $280,000, to approximately $1.0 million for the three months ended September 30, 2016, from approximately $734,000 for the three months ended September 30, 2015. Non-cash stock compensation expense included in sales and marketing expenses was approximately $47,000 and $27,000 for the three months ended September 30, 2016 and 2015, respectively. Excluding non-cash stock compensation expense, total sales and marketing expenses increased approximately $260,000 for the third quarter of 2016.

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

Research and Development

Total research and development expenses for the three months ended September 30, 2016 decreased approximately 2%, or $9,000, to approximately $479,000 from approximately $488,000 for the three months ended September 30, 2015. Non-cash stock compensation expense included in research and development expenses was approximately $12,000 and $24,000 for the three months ended September 30, 2016 and 2015, respectively.

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

General and Administrative

Total general and administrative expenses increased approximately 15%, or $156,000, to $1.2 million for the three months ended September 30, 2016, from $1.0 million for the three months ended September 30, 2015. Non-cash stock compensation expense included in general and administrative expenses was approximately $94,000 for the three months ended September 30, 2016 as compared to approximately $80,000 for the three months ended September 30, 2015.

Excluding the $14,000 increase in non-cash stock compensation expenses, we experienced an increase in employee and non-employee cash compensation expense of approximately $53,000 and recruiting fees of approximately $62,000 due to increased hiring of employees and contract labor within the finance department and other administrative positions. We also experienced a net increase of $26,000 in facilities, travel, equipment and miscellaneous expenses for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

We believe our general and administrative costs will increase slightly in 2016 as compared to 2015.

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense and Non-Cash Financing Charges

Interest expense and other non-cash financing expense for the quarter ended September 30, 2016 was $2.5 million compared to approximately $168,000 for the quarter ended September 30, 2015, an increase of $2.3 million. The expenses in the third quarter of 2016 include approximately $136,000 of cash interest expense related to the outstanding debt and capital lease obligations, approximately $656,000 of amortization of deferred financing fees and original issue discount, and $1.7 million related to issuing additional warrants for short-term debt obligations. The expenses in the third quarter of 2015 included approximately $128,000 of cash interest expense and approximately $40,000 of amortization of deferred financing fees.

Mark-to-Market Warrant and Debt (Income) Expense

Mark-to-market warrant and debt income for the three months ended September 30, 2016 was approximately $108,000, which was primarily due to a decrease in our share price as of September 30, 2016 compared with June 30, 2016. The liability associated with the outstanding warrants and convertible notes was adjusted to fair value as of September 30, 2016 using the closing price of our common stock as of that date, which is a significant input to the determination of fair value. Mark-to-market warrant expense for the three months ended September 30, 2015 was $4.6 million, which was primarily due to a large increase in our share price as of September 30, 2015 as compared to June 30, 2015. The number of outstanding warrants with anti-dilutive protection was 1,262,407 as of September 30, 2016 compared to 1,115,298 as of September 30, 2015.

Other Income

During the three months ended September 30, 2016, we recognized other income of approximately $33,000 arising from insurance proceeds received as reimbursement for litigation expenses incurred in connection with the Cachet Banq litigation.

Results of Operations: Nine Months Ended September 30, 2016 and 2015

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operation information:

	Nine Months Ended
	(unaudited)
	September 30,	% of Total	September 30,	% of Total	$ Increase	% Increase
(In thousands)	2016	Revenue	2015	Revenue	(Decrease)	(Decrease)
Revenue	$5,771	100.0%	$3,037	100.0%	$2,735	90.1%
Cost of revenue	3,942	68.3%	2,813	92.6%	1,129	40.1%
Gross profit	1,829	31.7%	224	7.4%	1,606	717.0%
Sales and marketing expenses	3,103	53.8%	2,490	82.0%	613	24.6%
Research and development expenses	1,407	24.4%	2,134	70.3%	(727)	(34.1)%
General and administrative expenses	3,246	56.2%	3,035	99.9%	211	7.0%
Total operating expenses	7,756	134.4%	7,659	252.2%	97	1.3%
Operating loss	(5,927)	(102.7)%	(7,435)	(244.8)%	1,509	(20.3)%
Interest expense and other non-cash financing charges	4,650	80.6%	1,653	54.4%	2,997	181.3%
Mark-to-market warrant and debt expense	1,938	33.6%	6,209	204.4%	(4,293)	(69.1)%
Share price conversion adjustment	—	—%	3,705	122.0%	(3,705)	(100.0)%
Other (income) expense	(325)	(5.6)%	14	0.5%	(339)	(2,421.4)%
Net loss	$(12,190)	(211.2)%	$(19,016)	(626.1)%	$6,849	(36.0)%

Revenues

Total revenues for the nine months ended September 30, 2016 increased by approximately 90%, or $2.7 million, to $5.8 million, when compared to approximately $3.0 million for the same period in the prior year. The increase was primarily due to an increase in recurring revenue from our RDC solutions, which increased by approximately 74%, or $1.5 million, from $2.1 million for the nine months ended September 30, 2015 to $3.6 million for the nine months ended September 30, 2016, primarily due to an increase in the number of our RDC products (including product enhancements) that were deployed by our clients for use by their customers from 94 during the nine months ended September 30, 2015 to 147 during the nine months ended September 30, 2016, an increase of approximately 56%, and an increase in RDC transactions processed, which increased by approximately 58% during the nine months ended September 30, 2016 from the same period of the prior year. Recurring revenue from our white label Select Mobile Money solutions increased by approximately 38%, or approximately $69,000, from approximately $181,000 for the nine months ended September 30, 2015 to approximately $250,000 for the nine months ended September 30, 2016 and recurring revenue from our Select Mobile Account Opening solution increased approximately 96%, or $91,000, to approximately $187,000 for the nine months ended September 30, 2016, from approximately $96,000 for the nine months ended September 30, 2015.

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenue from professional services increased by approximately 419%, or $1.0 million, from approximately $248,000 for the nine months ended September 30, 2015 to $1.3 million for the nine months ended September 30, 2016, and revenue from up-front implementation fees increased by approximately 4%, or approximately $17,000, from approximately $451,000 for the nine months ended September 30, 2015 to approximately $468,000 for the nine months ended September 30, 2016. The increase in revenue from professional services is primarily attributable to our new customers requesting more customization. The increase in up-front implementation fees is primarily due to the new implementation fees being amortized into revenue and the acceleration of previously deferred revenue recognized as a result of the implementation of an upgraded product for certain of our customers, partially offset by the completion of the amortization into revenue of historical implementation fees received in respect of products sold in prior periods. During the nine months ended September 30, 2016 we sold approximately 229 RDC and white label Select Mobile Money products (including product enhancements), as compared to approximately 137 products sold during the nine months ended September 30, 2015.

During the nine months ended September 30, 2016:

●	Approximately 70% of our total revenue was generated from recurring revenue, which are revenues from our client’s customer transactions, monthly user fees charged per customer, and hosting/maintenance fees charged to our clients, as compared to approximately 77% during the same period in the prior year;

●	approximately 22% of our total revenue represents revenue from professional services, primarily related to customization development work performed as part of implementing relating to our RDC and Select Mobile Money solutions, as compared to approximately 8% during the same period in the prior year; and,

●	approximately 8% of our total revenue represents up-front implementation fees, as compared to approximately 15% during the same period in the prior year.

Cost of Revenues

Cost of revenues for the nine months ended September 30, 2016 was $3.9 million, an increase of approximately 40%, or $1.1 million, compared to $2.8 million for the nine months ended September 30, 2015. Non-cash stock compensation expense included in cost of revenues was approximately $87,000 and $33,000 for the nine months ended September 30, 2016 and 2015, respectively. Excluding non-cash stock compensation expense, total cost of revenues increased $1.0 million for the nine months ended September 30, 2016. Cost of revenue during the nine months ended September 30, 2016 consisted primarily of our costs of deploying and supporting our RDC solutions, and to a more limited extent the cost of deploying and supporting our white label Select Mobile Money solutions.

During the nine months ended September 30, 2016, we experienced a decrease in amortization expense of approximately $90,000, due to the impairment in 2015 of identified intangible assets from a previous acquisition. In addition, during the nine months ended September 30, 2016, we experienced an increase in the external cost of providing professional services of approximately $231,000, or 164%, as compared to the nine months ended September 30, 2015. This external cost of providing professional services are primarily for the cost of services we procure from our external programming consultants in Toronto, Canada, who are dedicated primarily to our prepaid mobile money solutions and other select development projects. We utilized these consultants more often during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

The balance of approximately $934,000 of the increase in cost of revenues during the nine months ended September 30, 2016, after taking into account the increase in non-cash stock compensation expense included in cost of revenues of approximately $54,000, the decrease in amortization expense of approximately $90,000 and the increase in the external cost of providing professional services of approximately $231,000 discussed above, was primarily due to an increase in the third party licensing costs of approximately $662,000 and approximately $272,000 of data center support costs related to an increase in recurring revenue from our RDC solutions and our white label Select Mobile Money solutions.

Our overall support costs for our data center, excluding non-cash stock compensation expense, for the nine months ended September 30, 2016 was $2.1 million, compared to $1.8 million for the same period in 2015. As a percentage of total revenue, the data center costs were approximately 36% for the nine months ended September 30, 2016, compared to approximately 60% for the nine months ended September 30, 2015. As our revenues increase, we are experiencing economies of scale related to our data center costs.

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

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Expenses

Our operating expenses consist of sales and marketing, research and development, and general and administrative expenses. Our total operating expenses increased by approximately 1%, or $98,000 to $7.8 million for the nine months ended September 30, 2016, from $7.7 million for the nine months ended September 30, 2015. The increase in operating expenses during the nine months ended September 30, 2016 is attributable to increases in sales and marketing expenses and general and administrative expenses of approximately $613,000 and $212,000, respectively, partially offset by a decrease in research and development expenses of approximately $727,000.

Sales and Marketing

Total sales and marketing expenses increased approximately 25% or $612,000 to $3.1 million for the nine months ended September 30, 2016, from $2.5 million for the nine months ended September 30, 2015. Non-cash stock compensation expense included in sales and marketing expenses was approximately $130,000 and $58,000 for the nine months ended September 30, 2016 and 2015, respectively. Excluding non-cash stock compensation expense, total sales and marketing expenses increased approximately $541,000 for the nine months ended September 30, 2016.

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

Research and Development

Total research and development expenses for the nine months ended September 30, 2016 decreased approximately 34%, or $727,000, to $1.4 million, from $2.1 million or the nine months ended September 30, 2015. Non-cash stock compensation expense included in research and development expenses was approximately $86,000 and $63,000 for the nine months ended September 30, 2016 and 2015, respectively. Excluding the increase in non-cash stock compensation expense attributable to research and development, gross research and development expenses decreased by approximately $750,000 in the nine months ended September 30, 2016 as compared with the same period of 2015.

The decrease research and development expenses for the nine months ended September 30, 2016 was primarily due to both a decrease in the number of our associates involved in research and development following the completion of development and release of our Select Business Merchant Capture platform, an RDC solution designed specifically for businesses, and a switch from external programming consultants to employee software developers. Excluding non-cash stock compensation expense, our employee compensation, contractor costs and related expenses decreased by approximately $482,000 for the nine months ended September 30, 2016, when compared to the nine months ended September 30, 2015. In addition, recruiting expenses decreased approximately $179,000 and travel, facilities, software and other miscellaneous expenses decreased by approximately $89,000 for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

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

General and Administrative

Total general and administrative expenses increased approximately 7%, or $212,000, to $3.2 million for the nine months ended September 30, 2016, from $3.0 million for the nine months ended September 30, 2015. Non-cash stock compensation expense included in general and administrative expenses was approximately $172,000 and $148,000, respectively, for the nine months ended September 30, 2016 and 2015.

Excluding the $24,000 increase in non-cash stock compensation expenses, we experienced a net increase in employee and non-employee cash compensation expense of approximately $83,000 and recruiting fees of approximately $134,000 due to increased hiring of employees and contract labor within the finance department and other administrative positions. We also experienced a net decrease of approximately $28,000 in facilities, travel, equipment and miscellaneous expenses for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

We believe our general and administrative costs will increase slightly in 2016 as compared to 2015.

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense and Non-Cash Financing Charges

Interest expense and other non-cash financing expense for the nine months ended September 30, 2016 was $4.7 million compared to $1.7 million for the nine months ended September 30, 2015, an increase of $3.0 million. These expenses include approximately $403,000 of cash interest expense related to the outstanding debt and capital lease obligations, approximately $853,000 of amortization of deferred financing fees and original issue discount, and $3.4 million related to issuing additional warrants for short term debt obligations. The expenses for the nine months ended September 30, 2015 included approximately $394,000 of cash interest expense, approximately $193,000 of amortization of deferred financing fees and $1.1 million of expenses related to the issuance of warrants as part of a private investment in public equity (“PIPE”) offering.

Share Price Conversion Adjustment

There was no share price conversion adjustment related to convertible securities during the nine months ended September 30, 2016. However, there was a share price conversion adjustment of $3.7 million for the nine months ended September 30, 2015 arising from the adjustment of adjusting conversion prices on our series A, B and C preferred stock.

Mark-to-Market Warrant and Debt Expense

Mark-to-market warrant and debt expense for the nine months ended September 30, 2016 and 2015 was $1.9 million and $6.2 million, respectively. The liability associated with the outstanding warrants and convertible notes issued was adjusted to fair value as of September 30, 2016 using the closing price of our common stock as of that date, which is a significant input to the determination of fair value. The number of outstanding warrants with anti-dilutive protection was 1,262,407 as of September 30, 2016 compared to 1,115,298 as of September 30, 2015.

Other Income (Expense)

During the nine months ended September 30, 2016, we recognized other income of approximately $325,000 arising from insurance proceeds received as reimbursement for litigation expenses incurred in connection with the Cachet Banq litigation. During the nine months ended September 30, 2015, we recognized other expense of approximately $14,000 for finance costs related to an advisory fee from a financial advisory services company.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Since our inception in February 2010, we have raised capital to support operating losses incurred in development of our solutions, products and services, our capability infrastructure, the marketing expenses to increase our client base and the general and administrative functions to support our planned growth. Our accumulated deficit from inception through September 30, 2016 of $81.5 million has been funded primarily through the issuance of equity, debt, and warrants.

As of September 30, 2016 and December 31, 2015 we had approximately $51,000 and $45,000, respectively, in cash and cash equivalents. In the normal course of business, our principal demands for funds are to pay or fund operating expenses as well as principal and interest payments on our outstanding indebtedness, including capital leases. The majority of our notes payable are due within one year. We have two notes payable that mature in December 2016 for $4.3 million, in the aggregate, which includes principal, original issue discount and estimated interest through the maturity dates of the notes. We expect to be able to repay these notes using proceeds from our ongoing October Private Placement. We have recorded approximately $2.8 million in notes payable that are due in 2017, the majority of which will convert to equity upon consummation of an underwritten public offering. If we are unsuccessful in consummating an underwritten public offering, we will have to raise additional funds through other sources in order to repay this debt.

Going Concern

As reflected in our consolidated financial statements for the nine months ended September 30, 2016, we used cash in operations of $6.4 million and had a net loss attributable to common shareholders of $12.5 million. These factors raise substantial doubt about our ability to continue as a going concern, as expressed in the notes to our condensed consolidated financial statements. Historically, we have demonstrated an ability to raise funds to support our business operations. We believe, based on our current cash flow forecast, we have enough cash to continue operations through December 31, 2016 and beyond. This forecast is dependent upon successful completion of the October Private Placement. If we do not successfully complete the October Private Placement, we may not be able to continue operations.

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

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Principal Sources of Funds

Debt and Equity Pursuant to Private Placements

Throughout 2016, we have completed several private placements through which we raised funds to service our debt and continue growing our operations. Refer to Note 4 “Financing Arrangements,” Note 8 “Shareholders’ Deficit” and Note 10 “Related Party Transactions” to the accompanying notes to the condensed consolidated financial statements for additional information regarding private placements.

In March and April of 2016, we completed a private placement whereby we sold 245,226 shares of our common stock for net proceeds to the Company of $1.2 million.

In June 2016, we completed private placements in the form of convertible notes for net proceeds of $2.0 million.

On July 13, 2016, we issued to Mr. Davis, a convertible promissory note in the principal amount of $360,000 and a warrant to purchase up to 20,000 shares of our common stock, subject to adjustments, in exchange for an aggregate purchase price of $300,000, paid by Mr. Davis in cash. On July 14, 2016, we issued to Mr. Hanson, a convertible promissory note in the principal amount of $240,000 and a warrant to purchase up to 13,334 shares of our common stock, subject to adjustments, in exchange for an aggregate purchase price of $200,000, paid by Mr. Hanson in cash.

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

On September 15, 2016, we issued to each of Alice Ann Corporation and Robert G. Allison convertible notes, due September 15, 2017, in an aggregate principal amount of $50,000 and warrants to purchase 8,109 shares of our common stock, subject to adjustments, in exchange for an aggregate purchase price of $47,500 paid in cash by each of Alice Ann Corporation and Robert G. Allison.

In October 2016, we issued convertible notes for an aggregate principal balance of $4.0 million and aggregate gross proceeds to the Company of $3.8 million pursuant to the October Private Placement. The Company has issued to the individual investors in the October Private Placement warrants to purchase an aggregate of 643,528 shares of common stock at $5.55 per share, subject to adjustment.

Other Debt

The Company has relied upon Messrs. Davis and Hanson to provide short-term funding through the issuance of debt to such directors. See Note 10 “Related Party Transactions” to the accompanying condensed consolidated financial statements for additional information regarding debt issuances to Messrs. Davis and Hanson.

Warrant Exercises

During the nine months ended September 30, 2016, warrants to purchase 332,692 shares of common stock were exercised by the holders for aggregate proceeds to the Company of $1.6 million. We issued 328,710 shares of common stock pursuant to these warrant exercises. Refer to Note 8 “Shareholders’ Equity” for more information related to our warrant activity for the nine months ended September 30, 2016.

Cash Flow

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2016 was $6.4 million, compared to $5.7 million for the same period in the prior year. Our net loss in the nine months ended September 30, 2016 was $12.2 million, which is $6.8 million less than our net loss of $19.0 million for the same period in 2015, although when adjusted for non-cash charges in our statement of operations, our cash flow used in operating activities before changes in operating assets and liabilities decreased by $2.0 million comparing the two periods.

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our accounts receivable increased by $1.6 million and approximately $249,000 for the nine months ended September 30, 2016 and 2015, respectively. The significant increases in accounts receivable during the nine months ended September 30, 2016 and 2015 was due to an overall increase in our revenues and billings. Changes in working capital also included an increase in deferred commissions during the nine months ended September 30, 2016 and 2015 of approximately $11,000 and $24,000, respectively, as a result of an overall increase in our revenues during these periods and the commissions we paid to our sales staff. Prepaid expenses increased $1.3 million for the first nine months of 2016 primarily due to prepaid offering costs and purchases of prepaid software licenses and decreased approximately $131,000 during the first nine months of 2015 as a result of expensing annual software and hardware support contracts over the period the services are provided and the amortization of prepaid software licenses. Our deferred revenue balance decreased by approximately $441,000 for the nine months ended September 30, 2016 compared with an increase of approximately $291,000 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, the decrease primarily related to the amortization into revenue amounts due under long-term contracts while the increase for the nine months ended September 30, 2015 primarily related to billings received in advance of revenue recognition criteria being met.

Our accounts payable balance increased during the nine months ended September 30, 2016 by $1.0 million, compared to an increase of approximately $494,000 when compared to the same period in the prior year. The primary reason for the increase in accounts payable during the nine months ended September 30, 2016 was due to purchases of software licenses and amounts incurred for offering costs. The primary reason for the increase in accounts payable during the nine months ended September 30, 2015 was that we incurred significant fees related to completing our equity offerings and other professional fees associated with completing our year-end audit. Accrued expenses increased during the first nine months of 2016 and 2015 by approximately $137,000 and $82,000, respectively, primarily as a result of an increase in accruals for various related operating costs incurred but unpaid at the end of both periods presented. Accrued interest expense increased during the first nine months of 2016 by approximately $348,000 compared to $195,000 for the same period in the prior year. The increase in accrued interest for the first nine months of 2016 and 2015 was primarily due to an increase in our outstanding indebtedness.

Investing Activities

Cash used in investing activities during the nine months ended September 30, 2016 and 2015 totaled approximately $36,000 and $78,000, respectively. These purchases were primarily part of hardware and software upgrades to our data centers where we host our SaaS cloud based platforms for our clients and computers for our employees. Based on future growth, we may be required to make additional investments in our data centers.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 was $6.5 million compared to $5.8 million for the nine months ended September 30, 2015.

Excluding approximately $180,000 of debt issuance costs during the nine months ended September 30, 2016, our borrowings during the first nine months of 2016 and 2015 totaled $5.2 million and approximately $750,000, respectively. The funds received during the first nine months of 2016 came from Messrs. Hanson and Davis as well as several other investors, while funds received during the first nine months of 2015 came from Messrs. Hanson and Davis. The funds were primarily used for working capital and debt service purposes for the nine months ended September 30, 2016 and working capital purposes during the nine months ended September 30, 2015. We repaid $1.1 million on notes payable during the nine months ended September 30, 2016 and approximately $157,000 in principal payments related to installments payments on an outstanding note payable during the same period in 2015. During the nine months ended September 30, 2016 and 2015, we made principal payments on capital leases totaling approximately $291,000 and $116,000, respectively. We also borrowed approximately $69,000 and $113,000 on a bank loan during the nine months ended September 30, 2016 and 2015, respectively, while making principal payments against bank loans totaling approximately $70,000 and $79,000 during the nine months ended September 30, 2016 and 2015, respectively.

During the first nine months of 2016, we issued shares of our common stock and issued five-year warrants to purchase shares of our common stock in a private placement. Net proceeds to us after offering costs were $1.2 million. During the first nine months of 2016, we also received $1.6 million pursuant to the exercise of warrants. We received $5.2 million pursuant to sales of Series C Preferred Stock during the nine months ended September 30, 2015.

CONTINGENCIES

We are involved in claims, lawsuits and other legal proceedings. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and that the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to be incorrect, it could have a material impact on our results of operations, financial position, and cash flows.

Refer to the information contained under the heading “Litigation” in Note 6 “Commitments and Contingencies” within the accompanying notes to the condensed consolidated financial statements for additional information regarding these contingencies.

CACHET FINANCIAL SOLUTIONS, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF BALANCE SHEET ARRANGEMENTS

We had no off balance sheet arrangements as of September 30, 2016 or December 31, 2015.

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

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of unregistered sales of equity securities during the three months ended September 30, 2016 not otherwise reported within a Current Report on Form 8-K:

Date of Sale	Class of Person	Title	Number of Securities	Exercise Price	Expiration	Use of Proceeds

July 1, 2016	Director	Warrant	16,667	$4.94	5 years	In lieu of interest on debt
July 6, 2016	Former Lender	Warrant	4,090	$6.90	5 years	Inducement to amend agreement
July 10, 2016	Director	Warrant	8,334	$4.94	5 years	In lieu of interest on debt
July 31, 2016	Director	Warrant	16,667	$4.94	5 years	In lieu of interest on debt
August 9, 2016	Director	Warrant	8,334	$4.94	5 years	In lieu of interest on debt
August 30, 2016	Director	Warrant	16,667	$4.94	5 years	In lieu of interest on debt
September 1, 2016	Current Lender	Warrant	5,000	$5.55	5 years	Inducement to amend agreement
September 8, 2016	Director	Warrant	8,334	$4.94	5 years	In lieu of interest on debt
September 29, 2016	Director	Warrant	16,667	$4.94	5 years	In lieu of interest on debt

On September 21, 2016, an investor exercised a warrant to purchase 807 shares of common stock at $4.94 per share for cash. Upon exercise, we issued to the investor 807 shares of common stock.

All such securities were sold privately in transactions exempt from registration under Section 4(a)(2) of the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 31, 2016, the holder of our series subordinated note, referred to in Note 4 “Financing Arrangements” of the accompanying condensed consolidated financial statements, commenced an action against us in Hennepin County Court in the State of Minnesota alleging we breached the terms of the note. The lawsuit alleges that we owe the note holder $694,869 plus interest and assessments accruing after April 1, 2016. As of September 30, 2016, we had recorded approximately $415,000 of outstanding debt and approximately $39,000 of accrued interest related to this matter. We dispute the allegations of the note holder. This alleged default could subject us to claims of default or cross default by our other lenders. At this time, no other lender has asserted such a claim.

On or about May 24, 2016, we received notice from Trooien Capital alleging that we have not made interest payments in accordance with the terms of the loan and security agreement entered into by our Subsidiary and Trooien Capital on December 12, 2013 and that, as a result of such alleged breach, all outstanding amounts under that agreement are accelerated. As of September 30, 2016, we had recorded $2.3 million of outstanding debt and approximately $543,000 of accrued interest related to this matter. We dispute Trooien Capital’s claim, have submitted an answer to the claim and further counterclaims, and intend to vigorously defend the claim.

Refer to Note 4 “Financing Arrangements” and Note 6 “Commitments and Contingencies” to the accompanying condensed consolidated financial statements for additional information regarding the above-referenced notes payable and legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

The following information is being provided to securityholders:

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The table below sets forth certain information, as of the close of business on December 31, 2015, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)		(b)	(c)
Equity compensation plans approved by securityholders	7,969	(1)	$60.00	19,562	(2)
Equity compensation plans not approved by securityholders	241,974	(3)	$18.53	42,653

1.	Represents shares of common stock issuable upon exercise of outstanding stock options under the 2010 Equity Incentive Plan.

2.	Represents shares of common stock available for issuance under the 2014 Associate Stock Purchase Plan.

3.	Represents shares outstanding under our 2014 SIP and shares issued outside of the plans.

2014 Stock Incentive Plan

On February 12, 2014, we adopted the 2014 Stock Incentive Plan. The plan is administered by the Board of Directors or an authorized committee. Our Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant non-qualified (non-statutory) options for up to 6,667 common shares to new employees of the Company who are not officers of the Company during each fiscal year. Incentives under the plan may be granted in one or a combination of the following forms: (a) non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares. Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors. An aggregate of 101,442 shares of common stock are issuable under the plan. No person is eligible to receive grants of stock options and SARs under the plan that exceed, in the aggregate, 26,667 shares of common stock in any one year. The term of each stock option shall be determined by the board or committee, but shall not exceed ten years. Vested stock options may be exercised in whole or part by the holder giving notice to the Company. Options under the plan may provide for the holder of the option to make payment of the exercise price by the surrender of shares equal in value to the exercise price.

ITEM 6. EXHIBITS

The exhibits listed on the Exhibit Index (following the signatures section of this report) are included, or incorporated by reference, into this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cachet Financial Solutions, Inc.

/s/ Bryan D. Meier	November 14, 2016
Bryan D. Meier
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer) and Duly Authorized Officer of Cachet Financial Solutions, Inc.

EXHIBITS INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, filed with the State of Delaware on March 18, 2014 (incorporated by reference to Exhibit 3.3 the Company’s Current Report on Form 8-K/A filed on February 14, 2014)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on July 25, 2016 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 26, 2016)

3.3	Series C Convertible Preferred Stock Certificate of Designation of Preferences, Rights and Limitations, dated June 3, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on July 27, 2016)

3.4	Bylaws, adopted February 11, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K/A filed on February 14, 2014)

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.0	XBRL (eXtensible Business Reporting Language). The following materials from Cachet Financial Solutions, Inc.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Shareholders’ Deficit, (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

E-1