Form 10-K
period 2016-12-31
CACHET FINANCIAL SOLUTIONS, INC.
filed 2017-02-24
CIK 1487906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission File Number 001-37913

CACHET FINANCIAL SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2205650
(State of incorporation)	(I.R.S. Employer Identification No.)

18671 Lake Drive East dellFive Business Park G Minneapolis, MN	55317
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting stock held by persons other than officers, directors and more than 10% stockholders of the registrant, calculated with reference to conversion of our Series C Convertible Preferred Stock, as of June 30, 2016, was approximately $12.1 million. As of February 13, 2017, there were 3,168,588 shares of common stock outstanding.

DOCUMENTS INCORPORATED IN PART BY REFERENCE: None.

Cachet Financial Solutions, Inc.

Form 10-K

Year Ended December 31, 2016

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

Forward-Looking Statements

Certain statements included in this Annual Report on Form 10-K are forward-looking statements within the meaning of U.S. federal securities laws. Those statements include statements regarding the intent, belief or current expectations of Cachet Financial Solutions, Inc. (the “Company,” “we” “our” or “us”) and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

●	We have a material weakness in our internal control over financial reporting;

●	our estimates of future expenses, revenue and profitability and ability to continue operations;

●	trends affecting our financial condition and results of operations;

●	our ability to obtain customer orders;

●	the availability and terms of additional capital;

●	our ability to develop new products;

●	our dependence on key suppliers, manufacturers and strategic partners;

●	industry trends and the competitive environment;

●	the impact of losing one or more senior executive or failing to attract additional key personnel; and

●	other factors referenced in this report, including those set forth under the caption “RISK FACTORS.”

All forward-looking statements should be read in conjunction with the risks noted in Part I, Item 1A of this Annual Report on Form 10-K.

Although federal securities laws generally provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to certain issuers, including issuers that do not have their equity traded on a recognized national securities exchange. Our common stock does not trade on any recognized national securities exchange, and we are currently considered a “penny stock” under the Securities Exchange Act of 1934. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

PART I

Item 1. Business

Organization

We are a leading provider of software-as-a-service, or SaaS, financial technology, or fintech, solutions to the financial services industry. We provide traditional financial institutions and alternative financial service, or AFS, providers with innovative mobile and other solutions to enable them to offer a suite of leading-edge mobile financial services to their customers through the Internet, or cloud-based, access. As a SaaS provider, we develop, host and maintain software solutions that we license to our clients. We serve three primary markets in the United States: banks, credit unions and AFS providers, which includes providers of non-traditional banking services such as reloadable prepaid cards and check cashing services. In the future, we intend to expand outside of the United States, including Latin America and Europe, as opportunities present themselves.

We have been expanding our suite of available fintech solutions. One of our recent solutions, Select Mobile Money, is a prepaid mobile money platform that seamlessly links various mobile banking features with a prepaid debit card issued by financial institutions or AFS providers. This solution enables card users, i.e., customers of our client financial institutions or AFS providers, to conveniently manage their card accounts through an easy-to-use integrated mobile application, or app, with multiple features that is downloaded onto their smart phone or tablet and, by adding a suite of available mobile financial services linked to their card accounts, enhances the card’s usefulness and the cardholder’s mobile banking experience. For example, prepaid cardholders using our application may deposit paper checks and direct payroll deposits into their prepaid card account, access cash from their prepaid card account at any automated teller machine, or ATM, and check their prepaid card account balance and transaction history. We believe that our Select Mobile Money solutions are setting the industry standard for reloadable prepaid mobile money solutions.

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

As of December 31, 2016, our business has historically focused on offering a full suite of consumer and business remote deposit check capture, or RDC, products that enable financial institutions to provide their customers with the ability to conveniently deposit their checks remotely anytime, anywhere. While we continue to offer these solutions, we recently expanded our focus to include prepaid mobile money solutions. Our latest innovations are a mobile remote payment capture solution, which we call Select Mobile NowPay, which enables enterprises to accept check payments submitted via their customers’ mobile devices, and our mobile account opening solution, which we call Select Mobile Account Opening, which streamlines the account opening process by utilizing photo imaging to capture customer data and auto-populate an account opening application form for checking, savings, credit card and other types of accounts.

On January 20, 2017, we filed with the Securities and Exchange Commission (the “SEC”) a Registration Statement on Form S-1 (File No: 333-215650), pursuant to which we intend to raise up to $13.8 million in cash proceeds and list our common stock on an exchange owned by the Nasdaq Stock Market, LLC (our “Offering”).

Industry

Mobile Financial Services

We believe that the mobile channel will become the primary channel for customers to interact with financial institutions and AFS providers in the United States, and that these financial services providers will seek to offer more services through the mobile channel to strengthen customer loyalty. Mobile financial services resonate with financial services providers because mobile technologies provide these service providers a means to level the competitive playing field and compete with larger financial institutions. In addition, with mobile offerings, branch location is no longer a determining factor of where to bank. According to a December 2015 report by Javelin Strategy & Research, or Javelin, titled “2015 Mobile Banking, Smartphone, and Tablet Forecast,” the proportion of weekly mobile bankers exceeded that of weekly branch bankers for the first time in 2015.

Prepaid Mobile Money

A reloadable prepaid card provides the convenience of a debit card, including a secure way to shop online and make other purchases. Reloadable prepaid cards are generally accepted everywhere MasterCard and Visa are accepted. Unlike a debit card, a reloadable prepaid card account is prefunded by the cardholder and it cannot be over-drawn. Card usage is limited to the balance available on the account. This limits the cardholder’s exposure to overdraft fees and other related penalties, and removes the credit history requirements normally required to open a traditional bank account. A prepaid card can be a valuable budgeting tool. It is sometimes used to help teens and young adults learn money management skills.

Reloadable prepaid cards are a convenient and safer alternative that have less serious consequences than losing cash or high limit credit cards should the card be lost or stolen. If a reloadable prepaid card is stolen, the loss is limited only to the cash balance remaining on the card, and no valuable financial information is lost or compromised.

We believe that the reloadable prepaid card will continue to grow in popularity across all income groups for budgeting, payroll, student usage, travel and more. According to a November 2015 Business Insider Intelligence report, titled “The Prepaid Cards Report: The rise of reloadable cards could affect the way millennials approach banking,” prepaid cards accounted for 800 million transactions worth $20 billion in the United States in 2003, and jumped to 9.2 billion transactions worth $220 billion in the United States in 2012. In that study, Business Insider also estimated that prepaid card volumes in the U.S. market would top $317 billion in 2015.

RDC Products

Federal legislation commonly referred to as “Check 21” has made the RDC service possible. Implemented in October 2004, this legislation allows financial institutions to clear checks based upon images of the original items instead of having to transport the original check to the paying bank for clearing. The commonly viewed benefits of this service include customer convenience, better deposit availability, reduced non-sufficient funds, reduced transportation costs and eliminating the need to physically transfer the check during the clearing process.

We believe that checks are the preferred form of payment for small to medium size businesses compared to other forms of payment because we believe these businesses perceive checks to be less expensive. We also believe that RDC will become an increasingly popular banking service for consumers as it becomes more widely available and consumers become more comfortable with the technology. We believe that our remote and mobile RDC solutions enable banks and credit unions to increase customer satisfaction among their business and consumer customers, grow deposits in a low-cost manner, reduce transaction costs and decrease traffic at bricks-and-mortar branches.

Mobile Check Payment

Our mobile check payment solution, Select Mobile NowPay, enables the biller to offer its customers the ability to use their mobile devices to take a photo of a check and submit the digital image of the check as payment on their loan or other recurring bill. We believe that a self-service mobile check payment option that fits customers’ lifestyles, meets demand for easier and more convenient payment options and supports more timely payments will gain acceptance in the consumer lending market. We believe that the primary target markets for this solution include lenders, such as special purpose consumer finance subsidiaries of large retailers and captive auto finance companies, and loan servicing companies.

Mobile Account Opening for Consumers

Traditional mobile account opening, which requires mobile customers to fill out tedious on-screen forms is cumbersome and time consuming and can potentially lead to account abandonment, errors and incomplete application forms. With consumers’ emerging preference for the mobile channel, we believe that fast and efficient mobile account opening will become increasingly more important to the ongoing success of all financial services companies. By allowing consumers to take photos instead of entering data, our Select Mobile Account Opening solution can streamline the account opening process, reduce the number of human errors resulting from manually completing inaccurate data or failing to complete all relevant or required fields in the application forms, and consequently can reduce new account abandonment rates and enhance the overall account opening experience.

Our Solutions

Prepaid Mobile Money Solutions: Select Mobile Money

Our prepaid mobile money solutions, Select Mobile Money, comprise two distinct mobile banking technology solutions: a white label mobile money platform for larger financial institutions and AFS providers that already have a reloadable prepaid card program and wish to enhance it by integrating a feature rich app; and an end-to-end reloadable prepaid card program, which we call Select Mobile Money-Express, or SMM-X offered to all banks, credit unions and AFS providers of all sizes. Both our white label and our SMM-X prepaid mobile money solutions support advanced analytics, which we believe can help our clients by enhancing the prepaid cardholder experience and keeping their customers engaged.

Our acquisition of certain mobile money assets from DeviceFidelity, Inc. in March 2014 has enabled us to enter the prepaid mobile money market. In March 2013, prior to the acquisition, DeviceFidelity’s mobile wallet platform (currently, our Select Mobile Money solution) won the 2013 Paybefore Award for the Best-in-Category Outstanding Mobile Wallet and Application. In February 2015, the Navy Federal Credit Union’s Visa Buxx app, which is powered by our white label Select Mobile Money prepaid platform, was the 2015 Paybefore Awards Best-in-Category winner of the judges’ choice award.

Our White Label Mobile Money Platform

Our white label mobile banking platform enables financial institutions and AFS providers to offer their prepaid cardholders an integrated mobile application with multiple features, which currently include the ability to:

●	deposit a paper check directly into the cardholder’s prepaid card account,

●	direct payroll deposits into the cardholder’s prepaid card account,

●	access cash from the cardholder’s prepaid card account at any automated teller machine, or “ATM,”

●	check account balance and transaction history,

●	access a national coupon network,

●	make card to card money transfer,

●	make international money transfers and

●	locate surcharge-free ATMs and cash loading locations.

As of December 31, 2016, we entered into contracts for the sale of 47 white label mobile money products, of which 22 products were active.

Our Select Mobile Money Express Platform (SMM-X)

We offer our SMM-X solution, an end-to-end reloadable prepaid card program, to all banks, credit unions and AFS providers of all sizes that would like to deploy a complete reloadable prepaid card program, comprising a prepaid debit card, an integrated mobile app and program management. This program is designed for financial institutions and AFS providers that either do not have the capability or resources to launch or service their own independent reloadable prepaid card program or do not wish to assume the risks and burdens associated with deploying their own independent reloadable prepaid card program. Our SMM-X mobile application provides a full suite of mobile banking services that help our clients’ prepaid cardholders to better manage their prepaid card and their money, with the same features currently available under our white label mobile banking platform.

In contrast to our white label mobile money solution, deploying our SMM-X solution typically does not require significant upfront customization or integration efforts. We believe this is advantageous because it allows this solution to be more easily and timely implemented by clients of all sizes. We also believe that the SMM-X solution is advantageous to us because our financial model for this solution is based principally on future transaction and/or user fee components, which are recurring in nature.

As of December 31, 2016, we entered into contracts for the sale of a total of nine SMM-X products, of which two were active.

RDC Solutions

Our RDC solutions are composed of various software applications that permit a business or consumer to scan or take a picture of a check by using a smart phone, tablet or other device (e.g., a desktop computer that is connected to a scanner) and then transmit the resulting image to a bank for posting and clearing. These various software applications are developed to be compatible with both Windows and Mac operating systems, and are marketed and sold with various features and levels of functionality to banks and credit unions in the United States. Our main RDC solutions are marketed under the following names:

●	Select Business Merchant Capture—This product provides our clients’ business customers with the ability to scan and deposit checks from their PC or Mac desktop computer or mobile device, eliminating trips to the bank to deposit checks.

●	Select Mobile Deposit—This product enables our clients to offer their consumer customers the ability to deposit their checks anywhere, anytime by taking a picture of the front and back of the endorsed check using a mobile device. Additional fraud protection is provided through integration with CheckReview, our cloud-based SaaS proprietary technology that helps identify potential fraud, by viewing and validating the digital image of the check in real time and detecting checks submitted for deposit more than once.

●	Select Mobile Deposit-Express—This product is an unbranded, standalone version of Select Mobile Deposit we developed for iPhone and Android phones to minimize start-up costs and simplify deployment of mobile deposit for small financial institutions that lack the resources to go to market with their own branded mobile deposit apps.

As of December 31, 2016, we entered into contracts for the sale of 819 RDC products, of which 575 RDC products were active.

Remote Payment Capture Solution: Select Mobile NowPay

Select Mobile NowPay is a remote payment capture solution that enables financing companies and other lenders to offer their customers the convenience of making a payment on a loan or other recurring debt by using an app on a smartphone to take a photo image of their check and transmit it to the payee. As of December 31, 2016, we sold one Select Mobile NowPay product, which was not yet implemented by the client for use by its customers. We expect our client will begin to deploy or implement this solution in 2017.

Mobile Account Opening for Consumers

Select Mobile Account Opening streamlines the account opening process by utilizing photo imaging to capture customer data and auto-populate an account opening application form for checking, savings, credit card and other types of accounts. This SaaS-based solution minimizes the cumbersome and error-prone manual data entry typical of mobile account application forms. Users simply capture a picture of the front and back of their driver’s license, and validated data is used to pre-populate account origination systems and identity verification providers. As of December 31, 2016, we entered into contracts for the sale of a total of five Select Mobile Account Opening products, of which one had been deployed.

Our Competitive Strengths

We believe we have three key competitive strengths.

Premier Technology—Our mobile and other innovative solutions, including prepaid mobile money and RDC solutions, enable financial institutions and AFS providers to deploy high-end cloud-based platforms that meet the expectations and needs of their customers.

Innovation—We continually drive innovation to ensure that our solutions are best in class and at the forefront of other solutions available in the market. We leverage our technology and take advantage of new opportunities in the mobile payment space.

Comprehensive Training and Support Services—We offer comprehensive product training, technical support and marketing support services to our clients to prepare for product launch and beyond, including one-on-one and group training on product use, web-based product training and educational webinars to inform our client’s staff of product features and benefits and how to sell. Our marketing support services include customized marketing collateral, product videos and post-launch contests and promotions to help our clients promote their products and increase customer adoption.

Our Objective

Our objective is to be the leading innovator and provider of mobile and other innovative technology solutions, including prepaid mobile money solutions and RDC, designed to meet the specific requirements of financial institutions and AFS providers in the market.

Our Strategy

To achieve our objective, we are developing new products and enhancements to existing products, focusing on our target markets, marketing and branding our products and services effectively. In addition, we intend to build our sales force, channel partners and resellers, grow revenue from our existing clients, offer our products internationally, and opportunistically pursue acquisitions.

New Products and Product Enhancements

We plan to develop new technologies and solutions to enhance our suite of prepaid mobile money, RDC and related products we offer. We are currently focused on the following product enhancements:

●	expanding security sign-on features for our applications, such as touch ID through finger print authentication, iris recognition and retinal scanning;

●	developing additional media to enable access to our applications through other devices, including, for example, Apple and Android watches;

●	expanding the integration of our technologies, such as real time posting of checks, with providers of core banking systems, who we refer to as core providers (for example, Fiserv, FIS, and Jack Henry); and

●	adding new features to our prepaid mobile money solutions, such as bill payments, international money transfers and coupons.

Focus on Our Target Markets

Using a direct sales force, we focus on banks and credit unions with $500 million to $20 billion in assets and AFS providers that primarily serve the unbanked, under-banked and millennial consumer markets. We believe these institutions represent the best opportunity for acceptance and growth of our prepaid mobile money and RDC solutions because they generally have multiple branches and a significant commercial and/or consumer customer base. Also, many of these institutions often do not have internal marketing capabilities to effectively take advantage of the opportunity that our mobile and other solutions present.

Market and Brand our Solutions and Services Effectively

Our marketing strategy has revolved around strengthening brand awareness, building thought leadership and developing and executing targeted lead generation programs promoting our key competitive strengths and innovative products and services.

Build our Internal Sales Force

We believe there is significant opportunity to increase our future revenues by increasing the size of our internal sales force, which will increase the number of our clients.

Seek Additional Channel Partners and Resellers

We have a number of channel partners and resellers. A channel partner is another company with whom we have integrated our Select Mobile Deposit product into its product offering platform, and that channel partner then sells the integrated solution to a financial institution. A reseller is a sales agent that resells our solutions, currently Select Mobile Deposit and Select Business Merchant Capture, to its clients. We intend to seek new channel partners and resellers which should help us increase the number of our clients.

Grow Revenue from Existing Clients

We believe we can continue to grow our revenues from our existing clients by cross selling new solutions and adding new features and functionality into existing solutions. In addition, as our clients add new customers to our solutions, we have experienced revenue growth from increased transactions and user fees.

Offer our Products Internationally

To date, we have derived all of our revenues from the U.S. market. We believe that there is an additional growth opportunity for our cloud-based SaaS solutions in international markets.

Pursue Acquisitions

While we intend to generate most of our growth organically, we believe there may be opportunities for us in the future to opportunistically pursue acquisitions that will expand our product offerings or bring synergies to our business.

Intellectual Property

We generally rely on a combination of patent, copyright, trademark and trade secret laws, internal security practices and employee and third-party confidentiality agreements to protect our intellectual property rights. We believe that we possess all proprietary rights necessary to conduct our business.

 Patent Applications

We have applied for patents in the United States with regard to how our software is used on the Apple operating system platform and various tablet devices (Android, Microsoft and Apple). We have also applied for patents in the United States with regard to certain aspects of the functionality of our software, including check deposit review, approval and fraud-prevention processes, fees and billing processes used by financial institutions and AFS providers, as well as other capabilities. While these functions are important features of our prepaid mobile money and RDC solutions, we believe that none of them are critical to our overall ability to provide our solutions. Nevertheless, our management does believe that these patents, if ultimately obtained, provide us with a competitive advantage in the marketplace for our prepaid mobile money and RDC services. We have not filed any patent applications outside the United States. The patents applications referred to above are still pending and have not been awarded to date.

Non-Patented Proprietary Technology

We develop custom and proprietary software for all of our solutions and products. Our key proprietary software components that we developed for our prepaid mobile money solutions include:

●	financial management tools, including real-time transaction posting, transaction history and fund transfers;

●	a data access gateway that integrates with a processor’s system to connect our prepaid mobile money solutions to the global debit card networks; and

●	integration of our applications with third party service providers, such as coupon providers, ATM locator service providers and retail service providers.

Our key proprietary software components that we developed for our RDC solutions include:

●	decision workflow and business rules, including setting different deposit limits for each customer account and separate financial institution controls;

●	risk management controls, including duplicate check detection and fraud detection;

●	a broad integration framework which integrates the financial settlement process for financial institutions, AFS providers, core providers and other financial technology providers; and

●	returned check management, which is a data feature designed to store information on prior returned checks which our check cashing service provider clients often purchase.

Trademarks

We have registered certain trademarks with the United States Patent and Trademark Office on the Principal Register. We also rely on the United States on common law rights to certain trademarks. We have not registered any of our trademarks in jurisdictions outside of the United States. Solely for convenience, our trademarks and trade names referred to in this report appear without the ® and ™ symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor to these trademarks and trade names. Additionally, we do not intend for our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies.

Outsourced Software Development

We outsource software development tasks for our prepaid mobile money solutions and other select development projects to six software developers based in Toronto, Canada, who are our consultants. The work product produced by these consultants is our proprietary software.

Licensed Software for our RDC Solutions

We also license from third-parties material software products that support our RDC solutions. For example, we license from Mitek Systems Inc. and Parascript, LLC the rights to use their image capture and processing technologies. We license from AQ2 Technologies, LLC its technology for generating check financial settlement files, which includes the pertinent information about the check, for transmission to a financial institution’s core processing platform. We also license from All My Papers software tools to assist with processing returned check files. Server software for these licensed technologies reside in our own offsite data centers, as opposed to being hosted with third party service providers.

Indemnification Obligations

We are required under our client agreements to indemnify our clients and hold them harmless for any third-party infringement claims relating to our solutions. To the extent we use any licensed software in providing solutions to our clients, we are generally entitled to be indemnified by the software provider for any third-party infringement claims relating to their licensed software.

Competition

Prepaid Mobile Money Solutions

We are not aware of any direct competitors for our Select Mobile Money solutions. Other mobile platforms in the industry are either not focused on prepaid mobile money solutions or they are offered as ancillary services by core providers such as FIS, Fiserv, Jack Henry and D+H, and are thereby not as current, comprehensive or robust.

Monetise is a digital technology company that offers a mobile platform, but we believe it is focused on direct deposit accounts and checking accounts, not prepaid accounts. Our expertise and focus is on developing features and functionality tailored for the prepaid mobile money market.

Our prepaid mobile money solutions have a data access gateway that integrates with core banking systems, which are back-end systems that process daily banking transactions and post updates to accounts and other financial records. Core banking systems typically include deposit, loan and credit-processing capabilities, with interfaces to general ledger systems and reporting tools. Having our prepaid mobile money solutions integrate with a core provider’s system enables us to connect to the global debit card networks. As a result, we offer financial institutions and AFS providers a more robust solution than a core provider can offer on its own.

FIS, Fiserv, D+H and Jack Henry are the major providers of core banking systems, or core providers. Their technology provides the behind-the-scenes engine that processes all deposits, payments, loans, most transactions and customer data at financial institutions. Many core providers offer mobile banking platforms, but their products are very simple and basic compared to our prepaid mobile money solutions. Everything outside of the core provider’s primary services is considered ancillary. The core provider’s ancillary services tend not to get the same focus for development and updates, and also tend to be inflexible and more expensive.

If a client has a need for broader functionality, a core provider will often bring in a partner like us. A core provider can be a competitor, while simultaneously offering us opportunities on which we may partner to provide a more robust prepaid mobile money solution to the client. We have integrated with all the major core providers and expect more opportunities to partner with the major core providers in the future.

RDC Solution

Since RDC incorporates both software and hardware solutions, companies involved with these platforms may be considered competitors if they offer a complete solution to their customers. Non-hardware or software companies also offer RDC solutions. These companies typically sell directly to their commercial customers. Pitney Bowes and NCR are two companies we are aware of which offer an RDC solution directly to their customers. Software companies offering RDC solutions include, but are not limited to, Bluepoint Solutions, Fiserv, Goldleaf ProfitStars, Net Deposit, VSoft, Deluxe Corporation (acquired Wausau), and Fidelity Information Services (FIS).

Nearly all of these competitors are larger, have more resources, including marketing and sales resources, and have proven viability in RDC and many other related businesses. Competing against these firms presents us with significant challenges and highlights our need to provide excellent products and service that remain innovative.

Government Regulation

We are not a financial institution or an AFS provider, and therefore we are generally not regulated by the regulatory authorities that regulate financial institutions or AFS providers. However, federal law provides the Consumer Financial Protection Bureau (“CFPB”) with supervisory and enforcement authority over service providers to certain “covered persons” engaged in offering or providing consumer financial products or services; and we would be subject to such regulatory authority by the CFPB. Additionally, as a provider of fintech solutions to the financial services industry, our clients expect us to be aware of the regulatory requirements and developments applicable to them and maintain the internal controls necessary for their regulatory compliance. We continue to invest the resources required of us to maintain internal controls necessary for our client’s regulatory compliance.

For example, our financial institution clients are required to comply with certain regulations under Gramm-Leach-Bliley Act, as well as certain state regulations relating to financial institutions. Those regulations are designed to establish, implement and maintain such physical, electronic and procedural safeguards to maintain the security and confidentiality of customer data and to protect consumer data privacy.

To satisfy our clients’ regulatory requirements and their need to be assured of the suitability of the design and operating effectiveness of controls related to security and availability around their information, we obtain a report on controls at a service organization relevant to security and availability (Service Organization Controls Report (SOC) 2 Type 2) from our independent auditors annually, which we refer to as the SOC 2 Type 2 Report. The SOC 2 Type 2 Report provides a description of the controls necessary to meet the American Institute of Certified Public Accountants’ Trust Services Principles and Criteria, referred to as the TSP Section 100, along with our independent auditor’s tests of our controls to meet the TSP Section 100 and the results of those tests. Upon request, we make this report available to our clients and potential clients.

Payment Card Industry Association Compliance

Payment Card Industry, or PCI, is a self-regulatory organization founded by its founding members, American Express, Discover Financial Services, JCB International, MasterCard and Visa Inc. Participating organizations in PCI may include merchants, banks, processors, hardware and software developers and point-of-sale vendors.

PCI has defined a set of twelve industry security standards outlined below, called the Payment Card Industry Data Security Standard, or PCI DSS, which is designed to ensure that all companies that accept, process, store or transmit credit card information maintain a secure environment.

1.	Install and maintain a firewall configuration to protect cardholder data.

2.	Do not use vendor-supplied defaults for system passwords and other security parameters.

3.	Protect stored cardholder data.

4.	Encrypt transmission of cardholder data across open, public networks.

5.	Use and regularly update antivirus software.

6.	Develop and maintain secure systems and applications.

7.	Restrict access to cardholder data by business need-to-know.

8.	Assign a unique ID to each person with computer access.

9.	Restrict physical access to cardholder data.

10.	Track and monitor all access to network resources and cardholder data.

11.	Regularly test security systems and processes.

12.	Maintain a policy that addresses information security.

The PCI founding members have all agreed to incorporate the PCI DSS as part of the technical requirements for each of their data security compliance programs, which effectively means that all merchants, banks, processors, hardware and software developers and point-of-sale vendors must also comply with the PCI DSS.

As part of our prepaid mobile money solutions, we have access to and transmit reloadable prepaid card numbers and we also integrate with the reloadable prepaid card issuers’ core system. Therefore, under various agreements with our clients that purchase our prepaid mobile money solutions, we are required to comply with PCI DSS in order to meet these clients’ requirements, and also industry demands and best practices. If we fail to comply, these clients may terminate their agreements with us without any cancelation penalty due from the client. In addition, the PCI governing council may impose a significant monetary penalty on us, depending on the significance of the breach and the number of account holders impacted.

Compliance levels are set by the PCI governing body. Our compliance level is PCI level three, which requires an annual attestation of compliance for service providers against the PCI standards. This annual attestation of compliance is prepared by us and submitted to our clients during the fourth quarter of each year.

If the number of reloadable prepaid cards we have access and transmit in any calendar year exceeds one million, then our PCI compliance requirements will increase to level two, which entails a full external audit by a PCI-registered qualified security assessor, QSA, a quarterly network scan by an approved scan vender and a report on compliance issued by the QSA. We expect this may occur as early as October 2017. Therefore, we expect to incur additional expenses to satisfy PCI compliance requirements in the future.

Research and Development

During the years ended December 31, 2016 and 2015, we incurred research and development costs of $1.9 million and $2.6 million, respectively, to expand the functionality of our products and solutions.

Employees and Consultants

We believe our employees have a significant role in the future success of our business. To reflect this, we refer to our employees as associates. Our associates are involved in administration, sales, marketing, technology development, engineering and support.

As of December 31, 2016, we had approximately 63 full-time and two part-time associates, all based in the U.S., of which approximately 34 associates are directly associated with research and product development and client support. The rest of our associates are involved with sales, marketing, finance and administrative functions.

As of December 31, 2016, we also have six full-time non-employee consultants based in Toronto, Canada who are software developers that work on software development tasks primarily for our prepaid mobile money solutions and other select development projects.

Corporate Information

All of our business is conducted entirely by our wholly-owned subsidiary, Cachet Financial Solutions Inc., a Minnesota corporation. Our current corporate organization is depicted below:

We were incorporated in Delaware in February 2010. In February 2014 we acquired the business of our subsidiary, and changed our corporate name to “Cachet Financial Solutions, Inc.” Prior to the merger, our corporate name was “DE Acquisition 2, Inc.” We were formed as a “blank check” company with the sole purpose of acquiring a business seeking to become a public reporting company through a merger transaction.

Our corporate headquarters and principal executive offices are located at 18671 Lake Drive East, dellFive Business Park G, Minneapolis, MN 55317. Our telephone number is (952) 698-6980.

Available Information

We electronically file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, among others, and all amendments to those filings with the SEC. You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549, or you may obtain information by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet address at http://www.sec.gov that contains reports, proxy statements and information statements, and other information, which you may obtain free of charge. In addition, copies of our filings with the SEC may be obtained from our website at www.cachetfinancial.com. Access to these filings is free of charge. We are not incorporating our website or any information from the website into this Annual Report on Form 10-K.

Item 1A. Risk Factors

Set forth below are the risk factors that we believe are material to our investors. The occurrence of any of the risks discussed in this Annual Report on Form 10-K could have a material adverse effect on our business, financial condition and results of operations. You should consider the following risk factors, in addition to the other information presented or incorporated by reference into this Annual Report on Form 10-K, in evaluating our business and any investment you have or may make in our Company.

Risks Related to Our Financial Position

We have a significant amount of secured and unsecured debt, which may affect our ability to operate our business and secure additional financing in the future, and could limit or eliminate recovery of your investment if we fail to reach profitability.

We have a substantial amount of indebtedness. As of December 31, 2016, our total indebtedness aggregated $4.7 million (gross notes payable of $13.2 million less debt discount of $8.5 million), of which $12.9 million is payable within one year. Of the $12.9 million payable within one year, $7.1 million is convertible, at our option, into shares of our common stock following the listing of our common stock on an exchange owned by the Nasdaq Stock Market, LLC.

We may be unable to satisfy the entirety of our debt owed to our lenders. Any such failure could have a material and adverse effect on our financial condition, business prospects and viability. If we are unable to pay or refinance our senior secured indebtedness when due, or if we are declared bankrupt or insolvent, these junior creditors may not recover the value of their notes. As a matter of state and creditor law, common stock ranks junior to all of our existing and future indebtedness, both secured and unsecured, and to other non-equity claims against our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Due to the substantial indebtedness of our company, holders of our common stock face the risk that they may not recover any portion of their investment unless all of the claims of our creditors are satisfied first or unless they are able to sell their stock prior to any such claims are asserted.

We received a going concern qualification from our independent registered public accounting firm, which indicates that there is a substantial doubt about our ability to continue as a going concern. If we are unable to generate sufficient revenue, obtain financing or adjust our operating expenses so as to achieve and maintain positive working capital, we likely will be forced to cease operations and investors will likely lose their entire investment.

As of December 31, 2016, our current liabilities exceeded current assets by $8.3 million. In their report dated February 24, 2017, our independent registered public accounting firm, Lurie, LLP, stated that our consolidated financial statements for the fiscal year ended December 31, 2016 were prepared under the assumption that we would be able to continue as a going concern and noted that our limited revenues, recurring losses from operations and stockholders’ deficit raise substantial doubt about our ability to continue as a going concern. For the year ended December 31, 2016 and 2015, we had an operating cash flow deficit of $9.5 million and $7.4 million, respectively.

We currently anticipate that our cash and forecasted cash receipts will be sufficient to fund our operations through March 31, 2017. If we are successful in completing our Offering, we believe we will have sufficient cash to fund our operations through February 24, 2018. There can be no assurance that we will complete the Offering or that we will not require additional financing or that such financing will be available to us on reasonably acceptable terms.

Because we have received an opinion from our auditor that substantial doubt exists as to whether we can continue as a going concern, it may be more difficult for us to attract investors, secure debt financing or bank loans, or a combination of the foregoing, on favorable terms, if at all.

If we are unable to generate sufficient revenue, obtain financing or adjust our operating expenses so as to achieve and maintain positive working capital, we likely will be forced to cease operations and investors will likely lose their entire investment. We can give no assurance as to our ability to generate adequate revenue, raise sufficient capital, sufficiently reduce operating expenses, or continue as a going concern. In addition, concerns about our financial viability may have an adverse effect on current and potential clients’ willingness to enter into long-term relationships with us.

Risks Related to Our Business and Our Industry

Our operations and business are subject to the risks of an early stage company with little revenue at this time.

Our business is subject to all the risks inherent in the establishment of a new enterprise and the uncertainties arising from the absence of a significant operating history. We cannot project whether or when we will become profitable because of the significant uncertainties regarding our ability to generate revenues. One of the principal challenges that we face is gaining client acceptance. We face substantial competition from well-established companies with far greater resources, and our potential clients may be more familiar with our competitors and their capabilities.

Our future success will depend upon many factors and variables facing a new business, including factors which may be beyond our control or which cannot be predicted at this time. We have formulated our business plans and strategies based on certain assumptions regarding the acceptance of our business model and the marketing of our solutions. Nevertheless, our assessments regarding market size, market share, or market acceptance of our solutions or a variety of other factors may prove incorrect. We are a new enterprise and have not previously engaged in the market in which our solutions will be offered. In sum, we may be unable to successfully implement our business plan and become a profitable business.

Our future revenue growth is dependent upon the success and popularity of our solutions, including our SMM-X solution. If we do not successfully market and sell our solutions to new clients, if our solutions are not widely used by their customers, or if the popularity of our solutions declines, our business and results of operations will be materially and adversely affected.

To date, our growth has resulted primarily from selling our solutions to new clients and enabling our clients to deploy these solutions for use by their customers. We expect that our success will continue to depend to a large extent on the continuing broad market acceptance of our solutions among financial institutions, AFS providers and their customers.

Our future revenue also depends in part on our ability to attract new clients, including additional financial institutions and AFS providers, for our solutions and assist our clients with their deployment efforts. For example, our financial model is based in part on our ability to successfully sell and deploy our SMM-X solution to banks, credit unions and AFS providers, and upon this solution becoming widely used by our clients’ customers. Specifically, our financial model for our SMM-X solution is based principally on future transactions and/or user-fee components. Hence, the wide adoption of our SMM-X solution by our clients’ customers is critical to our future revenue growth. Our financial model is also based on our belief that there are significant opportunities for sales of our other solutions to additional clients. If we are unable to sell our solutions, including our SMM-X solution, and achieve broad adoption of our solutions by financial institutions and AFS providers, or if our solutions are not widely used by their customers after they are deployed, then our business and results of operations will be materially and adversely affected.

Our clients’ customers may not currently use our solutions for a number of reasons, including unfamiliarity with the technology or perceived lack of reliability. We believe that the acceptance of our solutions by our clients and their customers also depends on the following factors:

●	our clients’ and our clients’ customers’ beliefs on the importance of our solutions;

●	our ability to demonstrate our solutions economic and other benefits;

●	our clients’ acceptance of us as a service provider; and

●	the reliability of the software and hardware comprising our solutions.

Even if we are successful in refining, selling and servicing our solutions, the market may slow or not grow fast enough for us to attain profitability in the near future, if ever. If our solutions fall out of favor, or if our solutions fail to win consumer acceptance, our business and results of operations will be materially and adversely affected.

We have only recently begun to market our SMM-X solution as a separate brand under our Select Mobile Money solutions. We are in the process of developing a separate brand for this solution. If we fail to develop, maintain and protect a strong brand for our SMM-X solution, we may not be successful in selling this solution to banks, credit unions and AFS providers and our business will suffer.

We have only recently begun to market our SMM-X solution as a separate brand under our Select Mobile Money solutions. We are in the process of developing a separate brand for this solution. We believe that the development of a strong and trusted brand for this solution is important to our success in selling it to banks, credit unions and/or AFS providers and is critical to expanding our client base. Any negative publicity about our industry, our company or the quality and reliability of our SMM-X solution could adversely affect our ability to develop, maintain and protect our SMM-X brand. If we fail to successfully develop, maintain and protect a strong and trusted separate brand for our SMM-X solution, we may not be successful in marketing and selling it and our business and results of operations will suffer.

In deploying our SMM-X solution, we will need to rely on the services of a sponsor bank that issues the reloadable prepaid cards to our prospective clients’ customers. Any refusal by such reloadable prepaid card issuer to work with any of our clients, the distributor of the reloadable prepaid card, will materially and adversely affect our ability to sell this solution and will have a material adverse effect on our business.

Our SMM-X solution will utilize the services of a bank, which we refer to as a “sponsor bank,” that issues the reloadable prepaid cards to our prospective clients’ customers. Our client is the distributor of the reloadable prepaid card issued by the sponsor bank. Our sponsor bank may refuse to work with any prospective financial institution or AFS provider for any reason, including lack of sufficient financial controls and/or lack of adequate measures to protect customer privacy. Any refusal by a sponsor bank to work with any of our clients will materially and adversely affect our ability to sell our SMM-X solution and could potentially have a material adverse effect on our business and results of operations.

Our business depends on a strong and trusted brand, and any failure to maintain, protect and enhance our brand would hurt our business.

We have developed a strong and trusted brand that has contributed significantly to the success of our business. Our brand is predicated on the idea that innovative solutions should enable our clients to offer their customers fast, reliable and convenient financial services remotely through mobile platforms. Maintaining, protecting and enhancing our brand is critical to expanding our client base and our third-party partners. This will depend largely on our ability to maintain trust, be a technology leader, and continue to provide high-quality and secure solutions. Any negative publicity about our industry or our company, the quality and reliability of our solutions, our risk management processes, changes to our solutions, our ability to effectively manage and resolve client complaints, our privacy and security practices, litigation, regulatory activity, and the experience of clients with our solutions, could adversely affect our reputation and the confidence in and use of our solutions. Harm to our brand can arise from many sources, including failure by us to satisfy expectations; inadequate protection of sensitive information; compliance failures and claims; litigation and other claims; employee misconduct; and misconduct by our partners, supplies or other counterparties. If we do not successfully maintain a strong and trusted brand, our business and results of operations could be materially and adversely affected. To date, our brand has been associated with the term “CACHET.” As a result of a judgment and permanent injunction against us, we must cease the use of this term for all purposes in our business as of April 15, 2017 and we must engage in a re-branding of our business under a new name. We have not yet announced our new brand name and we cannot predict how our customers will respond to our new name or whether our re-branding will impact our business or results of operations. We will be required to spend significant resources, both financial and management time, toward advertising and marketing related to our re-branding. We estimate the expenses related to the re-branding will be between $200,000 and $300,000 over a six-month period during 2017. See the risk factor below entitled “We must change our name and rebrand our company” concerning a judgment that requires us to change our character mark “CACHET.”

We cannot be certain that we will be successful in increasing our revenue by introducing new revenue streams.

Important factors to our future growth include continued development and marketing of our solutions to existing clients and making our solutions increasingly attractive with the need for applications or combinations of applications tailored to their specific needs. For example, we have only recently begun offering our end-to-end reloadable prepaid card program for our SMM-X solutions to banks, credit unions and AFS providers. This program has individual challenges and risks, and we cannot be certain that this program, or any of our other development and marketing efforts and activities will contribute to substantial revenue or introduce substantial new revenue streams. Our failure to introduce substantial new revenue streams, including as a result of our inability to generate revenues from our new SMM-X program, will have a material adverse effect to our business and results of operations.

We compete with other companies that are well established and have more resources, and we may also compete against technologies developed in-house by some of our clients or potential clients, all of which puts us at a competitive disadvantage.

The market for prepaid mobile money and RDC solutions is highly competitive and we expect competition to increase. Most of our competitors or potential competitors (e.g., FIS, Fiserv, D+H, Jack Henry, Bluepoint Solutions and Goldleaf ProfitStars) have significantly greater financial, technical and marketing resources than us. These competitors may be able to respond more rapidly than we can to new or emerging technologies or changes in client requirements. They are also able to devote greater resources to the development, promotion and sale of their products than we do. On occasion, we may also have potential clients who have developed their prepaid mobile money or RDC solutions internally, and so our competition may come from within the clients themselves, sometimes making it more difficult to consummate a transaction due to territoriality, bias toward in-house developed capabilities, or concerns about our support availability in comparison to in-house support.

We expect competitors to continue to improve the performance of their products and to introduce new solutions and technologies. Successful new product introductions or enhancements by our competitors could affect our sales and the market acceptance of our solutions, cause intense price competition or make our solutions obsolete. To be competitive, we must continue to invest significant resources in research and development, sales and marketing and customer support. If we do not have sufficient resources to make these investments, or are unable to make the technological advances necessary to be competitive, our competitive position will suffer. Our failure to compete successfully against current or future competitors could seriously harm our business.

Our industry is characterized by rapid technological change. If we are unable to adapt our solutions and develop or acquire new technology to keep with these rapid changes, we will not be able to obtain or maintain market share.

The market for our solutions is characterized by rapidly changing technology, evolving industry standards, changes in our clients’ needs and the needs of our clients’ customers. Furthermore, many of our competitors have greater capabilities and resources to develop and test new technology more rapidly than we do. We must respond to changing technology and industry standards in a timely and cost-effective manner. We may not be successful in acquiring new technologies, developing or acquiring new solutions or enhancing existing solutions in a timely and cost-effective manner. These new technologies or enhancements may not achieve market acceptance. Our pursuit of necessary technology may require substantial time and expense. We may need to license new technologies to respond to technological change. These licenses may not be available to us on financially favorable terms. Finally, we may not succeed in adapting our solutions to new technologies as they emerge.

In addition, under various agreements with our clients that purchase our prepaid mobile money solutions, we are required to comply with certain industry security standards called the Payment Card Industry Data Security Standard, or PCI DSS, in order to meet these clients’ requirements, and also industry demands and best practices. Compliance with the PCI DSS and implementing related procedures, technology and information security measures requires significant resources and ongoing attention. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to achieve compliance with the PCI DSS or with maintenance or adequate support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our systems could have a material adverse effect on our business, financial condition and results of operations.

If our information technology systems are damaged or cease to function properly, we may have to make a significant investment to fix or replace them. In addition, we may have to upgrade our existing information technology systems from time to time, in order for such systems to withstand the increasing needs of our expanding business. Any material interruption experienced by our information technology systems could have a material adverse effect on our business, financial condition and results of operations. Costs and potential interruptions associated with the implementation of new or upgraded systems and technology or with maintenance or adequate support of our existing systems could disrupt or reduce the efficiency of our business.

If the Federal Reserve System adopts and implements its initiative for electronic alternatives to the paper check, government agencies may no longer issue paper checks and the use of paper checks will decline significantly, which will materially and adversely affect our business.

The Federal Reserve System is currently advocating for facilitating and implementing electronic alternatives to the paper check. This initiative is still underway and no final conclusions have been made. However, if this initiative is adopted and implemented, whether fully or partially, government agencies may no longer issue paper checks. For example, the U.S. Social Security Administration may no longer issue paper checks for the payment of social security benefits. As a result, the use of paper checks may decline significantly, revenues from our RDC solutions may decline significantly, and our business may be materially and adversely affected.

We face risks related to the storage of our clients’ and their customers’ confidential and proprietary information, including risks related to cyber-security and security breaches. Our systems and processes may not provide absolute security. We may incur increasing costs in an effort to minimize those risks and to respond to cyber incidents.

Our solutions are designed to maintain the confidentiality and security of our clients’ and their customers’ confidential and proprietary information that is stored on our systems, which may include sensitive financial data. We are entirely dependent on the secure operation of our websites and systems as well as the operation of the Internet generally. As a result, we face risks related to accidental or willful security breaches (including unauthorized access to this data), which could expose us to liability for the loss or misuse of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. Attacks may be targeted at us, our clients or both. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data or our users’ or clients’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or clients to disclose sensitive information in order to gain access to our data or our users’ or clients’ data. Our servers are also vulnerable to computer viruses, physical or electronic break-ins, and similar disruptions, including “denial-of-service” type attacks.

Our maintenance and regular upgrade of our systems and processes, which are designed to protect the security of our computer systems, software, networks and other technology assets and the confidentiality, integrity and availability of information belonging to us and our clients, may not provide absolute security. It is possible that we may not be able to anticipate or to implement effective preventive measures against all security breaches of these types, especially because the techniques used change frequently or are not recognized until launched, and because cyber-attacks can originate from a wide variety of sources, including third parties outside the company such as persons who are involved with organized crime or associated with external service providers or who may be linked to terrorist organizations or hostile foreign governments. These risks may increase in the future as we continue to increase our mobile and other Internet-based solution offerings and expand our internal usage of web-based solutions and applications or expand into new countries. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. As a result, we may be unable to anticipate these techniques or implement adequate preventative or reactionary measures.

A successful penetration or circumvention of the security of our systems could cause serious negative consequences, including significant disruption of our operations, misappropriation of our confidential information or that of our clients, or damage to our computers or systems or those of our clients and counterparties, and could result in violations of applicable privacy and other laws, financial loss to us or to our clients, loss of confidence in our security measures, client dissatisfaction, significant litigation exposure, and harm to our reputation, all of which could have a material adverse effect on us.

If an actual or perceived breach of security occurs, client perception of the effectiveness of our security measures could be harmed and could result in the loss of clients. Actual or anticipated attacks and risks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third party experts and consultants.

Our ability to sell our solutions is highly dependent on the quality of our support and services offerings, and our failure to offer high-quality support and services could have a material adverse effect on our business and operating results.

Once our solution is deployed within our clients’ networks, our clients depend on our support organization to resolve any issues relating to our software and solutions. As a result, high-quality support is critical for the successful marketing and sale of our software and solutions, including the renewal of term-based license agreements and service agreements. If we do not assist our clients in deploying our software solutions effectively, succeed in helping our clients resolve post-deployment issues quickly, or provide ongoing support, our existing clients may not renew their license or maintenance and support agreements with us or buy additional software and solutions from us. Furthermore, our failure to provide our existing clients with high-quality support could harm our reputation with potential clients. If we fail to manage these resources correctly, our business will suffer. In addition, if we expand our operations internationally our support organization will face additional challenges, including those associated with delivering support, training and documentation in languages other than English. Our failure to maintain high-quality support and solutions could have a material adverse effect on our business and operating results.

We rely on third-parties to provide software integration, hardware, fulfillment and support and maintenance services in connection with our solutions, and these third-parties’ failure to perform these services adequately could materially and adversely affect our business.

While we believe we possess all proprietary rights necessary to conduct our business, we do not own outright all of the technologies, including software, that are used in our solutions. We may develop proprietary software for our solutions by using imaging, mobile solutions or other technologies from various partners. For example, our RDC solutions utilize software and hardware from multiple third-party vendors such as Mitek Systems Inc., Parascript, LLC and AQ2 Technologies, LLC. We expect that we will continue to rely on multiple third-party vendors to create competitive software offerings for our clients and to provide them with state-of-the-art solutions. In the event these third-parties fail to provide these services adequately, including as a result of errors in their systems or events beyond their control, or refuse to provide these services on terms acceptable to us or at all, and we are not able to find suitable alternatives, our business may be materially and adversely affected.

We also rely on cooperation among our third-party vendors, and if they are unwilling to work with us or one another to perform needed integration services, our ability to provide competitive software offerings may be adversely impacted. The performance of our solutions depends upon the performance and quality of third-party solutions, including hardware fulfillment, support and maintenance. If the systems provided by third-parties develop technical or operations problems, or cannot be scaled to meet the needs of our clients, or the third-parties do not perform required services in a timely manner, our business may be materially and adversely affected.

If our solutions have defects or if we fail to provide agreed upon solutions to our clients and our clients’ customers, it could materially damage our reputation, sales and profitability and result in other costs.

The solutions we provide to our clients and industry partners, including those licensed from third-parties and those we develop, are extremely complex and are constantly being modified and improved, and as such, they may contain material undetected defects or errors, particularly when first introduced or as new versions are released. As a result of such software errors or defects, we could face loss or delay in recognition of revenues, delay in market acceptance of our solutions, sales credits or refunds to our clients, loss of existing clients and difficulty in attracting new clients, diversion of development resources, harm to our reputation, and increased service and maintenance costs, any of which would have a material adverse effect upon our business, operating results and financial condition. In addition, our contracts with users and partners contain provisions that may require us to remedy malfunctions in our solutions and to pay damages if we breach our contractual obligations. Although we attempt to limit our contractual liability for consequential damages in delivering our solutions, these limitations on liability may be unenforceable in some cases, or may be insufficient to protect us from liability for damages. We maintain general liability insurance coverage, including coverage for errors or omissions; however, this coverage may not continue to be available on reasonable terms or may be insufficient to cover one or more large claims. An insurer might disclaim coverage as to any future claim. A successful assertion of one or more large claims against us that exceeds our available insurance coverage or changes in our insurance policies, including premium increases or the imposition of a large deductible or co-insurance requirement, could harm our operating results and financial condition.

If we are unable to renew client contracts at favorable terms, we could lose clients and our results of operations and financial condition could be adversely affected.

Failure to achieve favorable renewals of client contracts could negatively impact our business. Our contracts with clients generally run for a period of 12 to 36 months. At the end of the contract term, clients have the opportunity to renegotiate their contracts with us or to consider whether to engage one or more of our competitors to provide solutions. If we are not successful in achieving high renewal rates and favorable contract terms, our results of operations and financial condition may be materially and adversely affected.

Because some of our sales efforts are targeted at large financial institutions, we face prolonged sales cycles, substantial upfront sales costs and less predictability in completing some of our sales. If our sales cycle lengthens, or if our upfront sales investments do not result in sufficient revenue, our operating results may be harmed.

We target a portion of our sales efforts at large financial institutions, which presents challenges that are different from those we encounter with smaller clients. Because our large clients are often making an enterprise-wide decision to deploy our solutions, we face longer sales cycles, substantial upfront sales costs, significant contract negotiations and less predictability in completing sales with these clients. Our sales cycle can often last one year or more with our largest clients, who often undertake an extended evaluation process, but is variable and difficult to predict and can be longer or shorter. If we begin to expand internationally, we anticipate that we may experience even longer sales cycles, more complex client needs, higher upfront sales costs and less predictability in completing sales with our larger clients and clients located outside of the United States. If our sales cycle lengthens or our upfront sales investments do not generate sufficient revenue to justify our investments in our sales efforts, our operating results may be harmed.

Our future success depends upon our clients’ active and effective promotion of our solutions.

Our success depends upon our clients, their willingness to effectively promote our solutions to their customers, and their customers’ adoption and use of our solutions. In general, our contracts with our clients allow them to exercise significant discretion over the promotion of our solutions, and they could give higher priority to other solutions that they offer. Accordingly, losing the support of our clients would likely limit or reduce the use of our solutions and the related revenue. Our revenue may also be negatively affected by our clients’ operational decisions. For example, if a client implements changes in its systems that disrupt the integration between its systems and ours, we could experience a decline in the use of our solutions. Even if our clients actively and effectively promote our solutions, there can be no assurance that their efforts will result in increased usage of our solutions by their customers or the growth of our revenue. Failure of our clients to effectively promote our solutions, and of their customers to increasingly adopt and use our solutions, could have a material adverse effect upon our future revenue and operating results.

Our reputation is critical to our business, and if our reputation is harmed our business and operating results could be adversely affected.

Our reputation, which depends on earning and maintaining the trust and confidence of our current and potential clients and our clients’ customers, is critical to our business. Our reputation is vulnerable to many threats that can be difficult or impossible to control, and costly or impossible to remediate. Regulatory inquiries or investigations, data security breaches, lawsuits, employee misconduct, perceptions of conflicts of interest and rumors, among other developments, could substantially damage our reputation, even if they are baseless or satisfactorily addressed. In addition, any perception that the quality of our solutions may not be the same or better than that of other providers could also damage our reputation. Any damage to our reputation could harm our ability to attract and retain clients and key associates and adversely affect our operating results. Attempts to repair our reputation, if damaged, may be costly and time consuming, and such efforts may not ultimately be successful.

As a result of our clients’ increased usage of our platform, we will need to continually improve our hosting infrastructure to meet our clients’ needs and avoid service interruptions or slower system performance.

We have experienced significant growth in the number of transactions and data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our infrastructure to meet the needs of all of our existing and new clients. If our business continues to grow, we may also need to increase bandwidth, storage or other elements of our infrastructure.

The amount of infrastructure needed to support our clients is based on our estimates of anticipated usage. If we do not accurately predict our infrastructure capacity requirements, our clients could experience service outages or slower system performance that may subject us to financial penalties and result in client losses, which could harm our reputation and adversely affect our revenue growth. In addition, increasing our infrastructure as a result of experiencing unforeseen increases in usage or in anticipation of increased usage from new or existing clients would cause us to have increased cost of revenue, which could adversely affect our gross margins until we sufficiently increase revenue to offset the increased costs.

Our solutions may not function as intended due to human error, power or Internet connectivity issues, which could materially and adversely affect our business and results of operations.

We have from time to time found defects in our software and hardware, internal systems and technical integrations with third-party systems, and new errors may be introduced in the future. In addition, we provide frequent incremental releases of solution updates and functional enhancements, which increases the possibility of errors. Since clients use our solutions for important aspects of their businesses, any errors, defects, disruptions in services, or other performance problems with our solutions could hurt our reputation and damage our clients’ businesses.

It is important that our solutions are available for processing to our clients on a 24/7/365 basis. We rely on our ISP to provide consistent service and administration, keep up with technical requirements and innovations, and maintain industry standards of redundancy and recovery. If our ISP does not meet these requirements, our image may suffer in the marketplace and we could lose clients.

Our solutions must integrate with a variety of mobile devices and desktop hardware, including to enable merchants and consumers to capture information. If we are unable to ensure that our solutions integrate with such mobile devices and desktop hardware, our business and results of operations may be materially and adversely affected.

We are dependent on the ability of our solutions to integrate with a variety of mobile devices and desktop hardware. Any changes in these devices that degrade the functionality of our solutions, impose additional costs or requirements on us, or give preferential treatment to competitive solutions, including their own solutions, could materially and adversely affect usage of our solutions.

In addition, we rely on scanners supplied by vendors for our commercial RDC solutions and on such vendors to provide technical support in connection with such scanners. Changes in the design of these scanners may limit the interoperability of our hardware with such scanners and require modifications to our hardware. If we are unable to ensure that our hardware continues to interoperate effectively with such scanners, or if doing so is costly, our business and results of operations may be materially and adversely affected.

We rely on third-party app marketplaces to drive downloads of our mobile apps, such as our RDC mobile apps. If third-parties block or limit our access to any app marketplaces, our business and results of operations may be materially and adversely affected.

We rely on app marketplaces, such as the Apple App Store and Google Play, to drive downloads of our mobile app. Apple, Google and other operators of app marketplaces regularly make changes to their marketplaces, and those changes may make access to our solutions more difficult. In the event that it is difficult for consumers to access and use our apps, our business and results of operations may be materially and adversely affected.

Privacy concerns could have an adverse impact on our revenue and harm our reputation and may require us to modify our operations.

The financial services industry, and in particular banks, credit unions and companies involved in the check-cashing business, are concerned about the maintenance of client privacy and compliance with consumer privacy requirements under laws such as the Gramm-Leach-Bliley Act. While we strive to comply with all applicable data protection laws and regulations, as well as our own privacy policies, any failure or perceived failure on our part to comply, and even the failure of a competitor of ours in our industry, may result in proceedings or actions against us by government entities or others, or could cause us to lose users and clients, which could potentially have a material and adverse effect on our business.

In addition, as nearly all of our solutions are Internet based, the amount of data we store for users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security, or lapses by competitors in our industry, that results in the release of users’ data could seriously limit the adoption of our solutions, as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of Internet-based solutions we offer.

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

Failure by our clients to obtain proper permissions and waivers might result in claims against us or may limit or prevent our use of data, which could harm our business.

We require our clients to provide necessary notices and to obtain necessary permissions and waivers for use and disclosure of information through our solutions. Our contracts with our clients include assurances from them that they have done so and will do so, but we do not audit our clients to ensure that they have acted, and continue to act, consistent with such assurances. If, despite these requirements and contractual obligations, our clients do not obtain necessary permissions and waivers, then our use and disclosure of information that we receive from them or on their behalf might be limited or prohibited by federal, state or foreign privacy laws or other laws. Such a failure to obtain proper permissions and waivers could impair our functions, processes and databases that reflect, contain, or are based upon such data and might prevent use of such data. In addition, such a failure could interfere with, or prevent creation or use of, rules, analyses, or other data-driven activities that benefit us and our business. Moreover, we might be subject to claims or liability for use or disclosure of information by reason of lack of valid notices, agreements, permissions or waivers. These claims or liabilities could subject us to unexpected costs and adversely affect our operating results.

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

We face risks in expanding into new geographic regions.

We plan to continue expanding into new geographic regions, and we currently face and will continue to face risks entering markets in which we have limited or no experience and in which we may not be well-known. Offering our solutions in new geographic regions often requires substantial expenditures and takes considerable time, and we may not be successful enough in these new geographies to recoup our investments in a timely manner or at all. We may be unable to attract a sufficient number of sellers, fail to anticipate competitive conditions, or face difficulties in operating effectively in these new markets.

The expansion of our solutions globally exposes us to risks relating to staffing and managing cross-border operations; increased costs and difficulty protecting intellectual property and sensitive data; tariffs and other trade barriers; differing and potentially adverse tax consequences; increased and conflicting regulatory compliance requirements, including with respect to data privacy and security; lack of acceptance of our solutions; challenges caused by distance, language, and cultural differences; exchange rate risk; and political instability. Accordingly, our efforts to expand our global operations may not be successful, which could limit our ability to grow our business.

Financial institutions are subject to industry consolidation, and we may lose clients with little notice, which could adversely affect our revenues.

The financial institution industry is prone to consolidations that result from mergers and acquisitions. Other financial institutions that do not use our solutions may acquire our existing clients and then convert them to competing solutions. It is also possible that the larger financial institutions that result from consolidations could have greater leverage in negotiating terms with us or could decide to perform in-house some or all of the solutions which we currently provide or could provide. Most of our contracts provide for a charge to the client for early termination of the contract without cause, but these charges are insufficient to replace the recurring revenues that we would have received if the financial institution had continued as a client.

If our clients or their customers are unwilling to use our cloud-based solutions, our client base may not grow or may decrease and our business and results of operations could be materially harmed.

Many enterprises have invested substantial personnel and financial resources to integrate legacy enterprise software into their businesses and are more familiar and comfortable with this type of infrastructure. Because our solutions involve the aggregation, storage and use of confidential information and related data, some clients may be reluctant or unwilling to migrate to our cloud-based solutions due to a lack of perceived cost and performance benefits associated with cloud-based solutions, and concerns regarding the ability of cloud computing companies to adequately address security and privacy concerns. If other cloud-based solutions experience security incidents, loss of client data, disruptions in delivery or other problems, these concerns and perceptions regarding the market for cloud computing as a whole may be further negatively affected. If clients are unwilling to accept our cloud-based solutions as a result of these perceptions and concerns, we may be required to develop other alternative solutions for these clients, which would be time-consuming and costly and could negatively affect our gross margins. In addition, negative perceptions and concerns regarding cloud computing could cause the growth of our client base to slow, which could result in decreased revenue and harm to our business and results of operations.

We are a party to a pending legal proceeding brought against us by one of our note holders that alleges that we breached the terms of the note issued to such note holder. If this note holder prevails in this legal proceeding, we may be subject to claims of default or cross default by our other note holders, which may cause us to incur substantial costs and may have a material adverse effect on our business.

A holder of our series subordinated note commenced an action against us in Hennepin County Court in the State of Minnesota alleging that we breached the terms of the note and seeking to collect alleged amounts due and owing under the note. The dispute centers on the note holder’s interpretation of the agreement. Based on the note holder’s interpretation of the agreement, the note holder seeks an extraordinary amount in alleged liquidated damages (approximately $300,000 on an outstanding debt of approximately $415,000), and we contend the note holder’s interpretation is unenforceable under Minnesota law. We dispute the allegations of the note holder and intend to vigorously defend the claim. The note holder moved for summary judgment and a hearing on that motion was held on August 9, 2016 before the Fourth Judicial District in Hennepin County in Minnesota where the Court heard both arguments and took the motion under advisement. On October 19, 2016, the Court entered an order granting in part and denying in part the motion for summary judgment. The alleged default could subject us to claims of default or cross default by our other lenders. At this time no other lender has asserted such a claim.

Our business is subject to the risks of earthquakes, fire, floods, other natural catastrophic events and man-made problems such as power disruptions or terrorism.

A significant natural disaster, such as an earthquake, fire or a flood, or a significant power outage could have a material adverse impact on our business, operating results and financial condition. Our corporate headquarters and cloud network operations centers are located in Minneapolis, Minnesota. This region is known for tornado risk. Further, if a natural disaster occurs in a region from which we derive a significant portion of our revenues, clients in that region may delay or forego purchases of our solutions, which may materially and adversely impact our operating results for a particular period. In addition, acts of terrorism could cause disruptions in our business or the business of our partners, clients or the economy as a whole. To the extent that any of the above results in delays or cancellations of client orders, our business, financial condition and operating results would be adversely affected.

We face risks arising from acquisitions.

In March 2014, we acquired certain assets related to our Select Mobile Money solutions from DeviceFidelity. We may pursue similar strategic transactions in the future. Risks in acquisition transactions include difficulties in the integration of acquired businesses into our operations and control environment, difficulties in assimilating and retaining employees and intermediaries, difficulties in retaining the existing clients of the acquired entities, assumed or unforeseen liabilities that arise in connection with the acquired businesses, the failure of counterparties to satisfy any obligations to indemnify us against liabilities arising from the acquired businesses, and unfavorable market conditions that could negatively impact our growth expectations for the acquired businesses. Fully integrating an acquired company or business into our operations may take a significant amount of time. We cannot assure you that we will be successful in overcoming these risks or any other problems encountered with acquisitions and other strategic transactions. These risks may prevent us from realizing the expected benefits from acquisitions and could result in the failure to realize the full economic value of a strategic transaction or the impairment of goodwill and/or intangible assets recognized at the time of an acquisition. These risks could be heightened if we complete a large acquisition or multiple acquisitions within a short period of time.

We have a material weakness in our internal control over financial reporting.

As part of our evaluation of internal control over financial reporting, our management concluded that we do not have adequate controls in place to ensure complex financial instruments are properly accounted for and reported in our financial statements. The ineffectiveness of the design, implementation and operation of the controls surrounding these instruments create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, our management concluded that this deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2016.

Internal controls over financial reporting are processes designed to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Failure to maintain effective internal controls over financial reporting in the future could cause us to fail to meet our reporting obligations, cause our consolidated financial statements to contain material misstatements, and harm our business and operating results. Our internal controls may not prevent all potential errors, because any control system, regardless of its design, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be achieved.

So long as we are either an emerging growth company or a smaller reporting company, we are exempt from Section 404(b) of Sarbanes-Oxley, which requires an independent registered public accounting firm to attest to our management’s assessment of internal control over the effectiveness of our internal controls over financial reporting. If we are neither an emerging growth company nor a smaller reporting company, our independent registered public accounting firm will be required to attest on our management’s assessment of internal control over the effectiveness of our internal controls over financial reporting. This may cause us to incur additional costs related to auditing and also the examination, investigation and report on internal controls.

Our risk management efforts may not be effective.

We could incur substantial losses and our business operations could be disrupted if we are unable to effectively identify, manage, monitor, and mitigate financial risks, such as credit risk, interest rate risk, prepayment risk, liquidity risk and other market-related risks, as well as operational risks related to our business, assets and liabilities. Our risk management policies, procedures and techniques, including our scoring methodology, may not be sufficient to identify all of the risks we are exposed to, mitigate the risks we have identified or identify additional risks to which we may become subject in the future.

Our business may be materially and adversely affected by U.S. and global market and economic conditions.

For the foreseeable future, we expect to continue to derive most of our revenue from solutions we provide to the financial services industry. Given this concentration, we are exposed to the global economic conditions in the financial services industry. A prolonged poor economic environment could result in significant decreases in demand by current and potential clients for our solutions and in the number and dollar amount of transactions we process, which could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Workforce and Personnel

We are a small company with limited staff, particularly in our accounting department. Our limited staff and resources have in the past adversely affected our internal controls over financial reporting. Our failure to implement measures that will ensure adequate controls over our financial and other reporting processes could cause us to fail to meet our financial and other reporting obligations.

While we continue to evaluate and improve our internal controls, we are a small company with limited staff, particularly in our accounting department which consists of primarily three full-time employees: our Chief Financial Officer, our Corporate Controller and our SEC Financial Reporting Manager. We also have a part time accounting clerk. Our key accounting and finance personnel have only recently begun to serve in such capacities. Our Chief Financial Officer joined our company in March 2016, our Corporate Controller has served in such capacity from July 2015 and our SEC Financial Reporting Manager joined our company in July 2016.

Our limited accounting staff may not allow for effective internal controls over financial reporting due to the lack of adequate segregation of duties and insufficient secondary review of GAAP. For example, our company has issued, and may in the future issue, warrants, convertible notes and convertible redeemable preferred stock, and we may lack experience in accounting for complex transactions. We have recently implemented an automated third party software solution for tracking and reporting of stock options and related compensation expenses, instead doing so manually.

Due to our current staffing limitations, we cannot be certain that the measures we implement in the future will ensure that we design, undertake and maintain adequate controls over our financial processes and reporting. Any failure by us to hire and retain experienced accounting and financial reporting personnel, implement required new or improved controls, or any difficulties we encounter in their implementation, could cause us to fail to meet our reporting obligations. See the risk factor above entitled “We have a material weakness in our internal control over financial reporting.”

Because we are a small company with limited staff and we do not employ an in-house general counsel or have a legal compliance department, we might not always be able to timely file every periodic and current report with the Securities and Exchange Commission, or SEC. Our failure to file certain reports with SEC in a timely manner could adversely affect our business and our stockholders, and may also result in the suspension of trading of our common and/or the revocation of our registration by the SEC.

We are a small company with limited staff. We do not employ an in-house general counsel or have a legal compliance department. This may adversely affect our disclosure controls and procedures, including our ability to timely file periodic or current reports with the SEC from time to time. For example, there have been instances in the past where we have not filed a current report on a timely basis or at all. In addition, on March 30, 2016, we filed with the SEC a notification of late filing informing the SEC that due to staffing limitations we could not timely file our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our failure to file periodic and certain current reports with the SEC in a timely manner, among other things, could in the future preclude or delay us from being eligible to use a short form registration statement on Form S-3 to register certain sales of our common stock by us or our stockholders and could even result in the suspension of trading of our common stock and/or the revocation of our registration by the SEC. Any of these consequences may have a material adverse effect on our business and results of operations, and can also adversely affect our stockholders.

Our success may depend on our ability to attract, recruit and retain qualified and skilled personnel, including qualified and skilled programmers and sales, marketing and support personnel.

Our key personnel currently include:

●	Jeffrey C. Mack, Chief Executive Officer and President

●	Bruce Whitmore, Executive Vice President and Chief Information Officer

●	Lawrence C. Blaney, Executive Vice President of Sales and Marketing

●	Bryan Meier, Executive Vice President and Chief Financial Officer

Our future success depends significantly on the continued service of our key technical, sales and senior management personnel and their ability to execute our growth strategy, as well as on our ability to attract, recruit and retain additional qualified and skilled technical, sales and senior management associates. If we fail to retain our key associates (including due to death or disability) or to attract, recruit and retain additional qualified and skilled associates, our ability to maintain and develop our business and solutions may be materially and adversely affected and the price of our common stock may decline.

In this regard, we do not have any key-person insurance on any of our key associates. We have written employment agreements with all but one of our key associates, and all of those agreements contain customary non-competition and other restrictive covenants benefitting our company, but these agreements do not guarantee the services of these individuals for the terms of their agreements or beyond.

In order for us to continue to develop and market our new solutions and for our business to continue to grow, we need to attract, recruit and retain additional qualified and skilled personnel. Our failure to do so will materially and adversely affect our ability to develop and market our new solutions, which will have a material and adverse effect on our business, financial position and operating results.

We will need to attract, recruit and retain additional qualified and skilled personnel in order for us to be able to develop and market our new solutions, including our SMM-X solutions. If we fail to attract, recruit and retain additional qualified and skilled personnel, we will not be successful in developing and marketing our new solutions or enhancing our existing solutions, which will have a material and adverse effect on our business, financial position and operating results.

Risks Related to Legal and Regulatory Compliance

Our clients operate in a highly-regulated environment, and failure by financial institutions and AFS providers through which our solutions are made available to comply with applicable laws and regulations could have a material and adverse effect on our business, financial position and operating results.

Our clients operate in a highly-regulated environment at the federal and state levels and failure by financial institutions and AFS providers through which our solutions are made available to comply with the laws and regulations to which we and they are subject could negatively impact our business. In addition, our clients have and may in the future require us to adhere to standards relating to high levels of security, the maintenance of client privacy and other regulatory areas that they are obligated meet in their compliance with such laws. There can be no assurance that we will be able to meet such requirements. Any such failure could materially and adversely affect our business and its viability, as well as the price of our common stock.

Changes in banking regulations could negatively affect our business.

Our financial institution clients are subject to the supervision of several federal, state and local government regulatory agencies, and we must continually ensure that our solutions work within the extensive and evolving regulatory requirements applicable to our financial institution clients. Regulation of financial institutions such as banks can indirectly affect our business. While the use of our solutions by financial institutions is either not subject to, or is currently in compliance with, banking regulations, a change in regulations or the creation of new regulations on financial institutions, including modifying a financial institution’s ability to offer solutions similar to ours, could prevent or lessen the use of our solutions by financial institutions, which would have a substantial negative effect on our business and operations.

Risks Related to Our Intellectual Property

Our ability to execute our business strategy will depend on our ability to protect our intellectual property, and if any third-parties make unauthorized use of our intellectual property, or if our intellectual property rights are successfully challenged, our competitive position and business could suffer.

Our success and ability to compete will depend substantially on our ability to develop proprietary technologies. We currently own no patents, but have filed several applications with the U.S. Patent and Trademark Office. These include an application filed in October 2010, relating to our Apple OS X Internet deposit application. We cannot be certain that our intellectual property rights will not be infringed upon, that others will not develop products in violation of our intellectual property rights, or that others may assert, rightly or wrongly, that our intellectual property rights are invalid or unenforceable. In instances where we may rely on trade secrets for the protection of our confidential and proprietary business information, we cannot be certain that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become discovered or, for that matter, independently developed by our competitors. In general, defending intellectual property rights is expensive and consumes considerable time and attention of management. Our involvement in intellectual property litigation would likely have a materially and adverse effect on our business and may threaten our viability. Even if we were ultimately successful in defending our intellectual property rights, the cost of such defense may be crippling to our business and materially and adversely affect our prospects and viability.

In addition, competitors may design around our technology or develop competing technologies. There can be no assurance that we will obtain patents on the inventions disclosed in our provisional application or on any future patent applications, nor can there be any assurance that the scope of any future patent will be sufficiently broad to offer us meaningful protection.

Our intellectual property rights are currently not protected outside the United States. If we begin to expand internationally, we will need to obtain legal protection for our intellectual property rights, which will cause us to incur substantial costs and may have a material adverse effect on our business. There can be no assurance that legal protection can be afforded to our intellectual property rights in foreign jurisdictions.

We have not filed any patent applications outside the United States. If we begin to expand internationally, we will need to obtain legal protection for our intellectual property rights, including by filing patent applications in various jurisdictions, which will cause us to incur substantial costs and may have a material adverse effect on our business. There can be no assurance that such legal protection can be afforded and our intellectual property rights may be limited or unavailable altogether in some foreign jurisdictions, which could make it easier for competitors to capture market share in such jurisdictions and have a material adverse effect on our business.

Third-parties may claim that we infringe their intellectual property or proprietary rights, which could cause us to incur significant expenses or prevent us from selling our solutions.

Third-parties may bring claims against us alleging that we have infringed on their intellectual property rights or claims that our intellectual property rights are not valid. Any claims against us, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, result in the loss of goodwill associated with our business or require us to make changes to our solutions. In addition, we may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, may result in substantial costs and a diversion of our resources.

We must change our name and re-brand our company.

An entity named Cachet Banq contacted us in December 2010 relative to their U.S. Trademark Registration No. 2,857,465 (registered on June 29, 2004) for the standard character mark “CACHET” covering “financial services, namely automated clearing house processing services for the payroll service industry.” Cachet Banq has alleged that our use of “CACHET” infringes on their federal trademark registration. On or about March 4, 2013, Cachet Banq filed a trademark infringement lawsuit against us in the United States District Court for the Central District of California. The parties filed cross motions for summary judgment. The initial brief was filed on May 30, 2014, replies were filed on June 26, 2014 and the court took these motions under advisement on July 8, 2014. We have denied that our use of the character mark “CACHET” infringes on Cachet Banq’s purported rights in their mark. On September 21, 2015, the court issued an order (1) granting Cachet Banq’s motion for summary judgment, (2) denying our motion for summary judgment, and (3) ordering the parties to submit memoranda regarding remedies. The last of those memoranda were submitted on October 12, 2015. On November 30, 2015, the Court entered an additional order providing for an additional period of discovery and additional briefing regarding remedies. Pursuant to the Court’s order, the parties engaged in a renewed period of discovery focused on remedies and submitted additional briefing. The discovery was completed and all additional briefing was submitted to the Court by April 19, 2016. According to their briefing on the remedies, Cachet Banq is not presently seeking any monetary damages as a result of the alleged infringement, but rather an injunction.

On October 27, 2016, the Court entered a judgment and permanent injunction against us which, effective from April 15, 2017, enjoins us and our officers, directors, agents, servants, employees and attorneys and all persons in active concert or participation with any of the foregoing from (i) using any mark, name, symbol, logo or other indicia that incorporates or is confusingly similar to the term “CACHET” in any way that relates to financial services, and (ii) offering for sale, soliciting sales, promoting, distributing, importing, advertising, or selling any products or services, in any medium, under any mark, name, symbol, logo or other indicia that incorporates or is confusingly similar to the term “CACHET” which in any way relate to financial services. We are also ordered to destroy or discard all signs, products, advertisements, packaging, literature, business cards, and any other promotional material, which feature the term “CACHET” or a term confusingly similar thereto, both physical and electronic, which are in any way related to financial services, in each case except for the permitted use described below. Under the injunction, we must complete our transition to a yet-to-be determined new company name by no later than April 15, 2017. We are permitted to reference our current name in an explanatory fashion on signs, products, advertisements, packaging, literature, business cards, and any other promotional material to introduce our new name in a font size no greater than one-third the font-size of the yet-to-be determined new company name. This permitted use provision terminates on June 30, 2017, by which date we must cease from using the explanatory statement in any manner and destroy or discard all materials featuring the explanatory statement. By no later than July 12, 2017, we must file a declaration, under penalty of perjury, setting forth in detail the manner and form in which we have complied with the injunction.

We intend to comply with the injunction and will pursue a re-branding of our company. We expect that the re-branding will require us to devote significant resources to advertising and marketing new brands and will cause us to incur substantial costs. We estimate the expenses related to the re-branding will be between $200,000 and $300,000 over a six-month period during 2017. The Court denied Cachet Banq’s request for attorney’s fees and costs.

The intellectual property behind our technology includes pending patent protection, as well as unpublished know-how. All patent protection eventually expires, and unpublished know-how is dependent on key individuals.

The commercialization of our technology is partially dependent upon know-how and trade secrets held by certain individuals working with and for us. Because the expertise runs deep in these few individuals, if something were to happen to any or all of them, the ability to properly operate our technologies without compromising quality and performance could be diminished greatly.

Even if our pending patent applications are approved and our patents are registered, knowledge published in the form of patents has finite protection, as all patents have a limited life and an expiration date. While continuous efforts will made to apply for additional patents if appropriate, there is no guarantee that additional patents will be granted. The expiration of patents relating to our technology may hinder our ability to sub-license or sell the technology for a long period of time without the development of a more complex licensing strategy.

Our use of ”open source” software could negatively affect our ability to sell our solutions and subject us to possible litigation.

Portions of our prepaid mobile money solutions, Select Mobile™ Money and other solutions incorporate so-called “open source” software. In addition, we may incorporate additional open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to specified conditions, including requirements that we offer our solutions that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes open source software that we use were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, including being enjoined from the sale of our solutions that contained the open source software and could be required to comply with the foregoing conditions, which could disrupt the sale of the affected solution. In addition, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by third-parties claiming ownership of software that what we believe is open source software. Any such litigation could be costly for us to defend, have a negative effect on our operating results and financial condition and require us to devote additional research and development resources to change our solutions.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

If our trademarks and trade names are not adequately protected, then we may not be able to build name recognition in our markets of interest, and our business may be adversely affected. We currently have registered and unregistered trademarks in the United States. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential collaborators or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Further, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trade names that incorporate variations of our trademarks or trade names. In addition, we have not registered our trademarks internationally, and the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States. Over the long term, if we are unable to successfully register our trademarks and trade names and/or establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely impact our financial condition or results of operations.

Risks Related to Our Corporate Organization

Provisions in our organizational documents and under Delaware law could delay or prevent a change in control of our company, which could adversely affect the price of our common stock.

Our Amended and Restated Certificate of Incorporation, our Bylaws, and Delaware law contain provisions that could make it more difficult for a third-party to obtain control of us. For example, Delaware law contains a business combination statute. The anti-takeover effect of the business combination statue could discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our existing stockholders. In addition, our Amended and Restated Certificate of Incorporation and bylaws make the acquisition of our company more difficult, including the following:

●	only a majority of our directors are authorized to call a special meeting of our stockholders;

●	advance notice procedures apply for stockholders to nominate candidates for election as directors and stockholder proposals for business at a meeting; and

●	our Amended and Restated Certificate of Incorporation authorizes undesignated preferred stock, the terms of which may be established, and shares of which may be issued, by our Board of Directors without any stockholder approval.

Because these provisions and laws could discourage takeover attempts, even when a change of control would be beneficial to a stockholder, these provisions and laws could adversely affect the price of our common stock.

Being a public company whose securities are traded on a national stock exchange results in additional expenses and diverts management’s attention, and could also adversely affect our ability to attract and retain qualified directors.

As a public reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Even though we are currently a “smaller reporting company” (as defined in Rule 12b-2 under the Exchange Act) and therefore subject to reduced disclosure requirements, these requirements generate significant accounting, legal and financial compliance costs and make some activities more difficult, time consuming or costly, and may place significant strain on our personnel and resources. In addition, after the listing of our common stock for trading on the Nasdaq Capital Market, we will be subject to certain corporate governance requirements of the Nasdaq Capital Market. For example, under the rules of the Nasdaq Capital Market, a majority of our Board of Directors must be comprised of independent directors; we must establish board committees (such as a compensation committee and an audit committee) whose members must be independent, subject to certain exceptions; our board committees must be able to engage with independent consultants and advisors; and we must make periodic reports to the Nasdaq Capital Market. We will incur additional expenses that we have not incurred previously in order to satisfy these requirements. In addition, management’s attention may be diverted from other business concerns, which could have an adverse and even material effect on our business, financial condition and results of operations.

Our common stock is currently categorized as, and may again in the future constitute, a “penny stock,” which may make it difficult to sell shares of our common stock.

Our common stock is currently categorized as a “penny stock,” which is generally defined in Rule 15g-9 under the Exchange Act as an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.

Being a “penny stock,” our common stock is subject to certain SEC rules and requirements. For example, the penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock. The penny-stock rules severely limit the liquidity of securities in the secondary market, and many brokers choose not to participate in penny-stock transactions. As a result, there is generally less trading in penny stocks.

On January 17, 2017, our Board of Directors approved for submission to a vote of our stockholders the grant of authority to the Board of Directors to amend our Certificate of Incorporation to effect a reverse split of our common stock, which we refer to as the Reverse Stock Split. At a special meeting of our stockholders on February 9, 2017, our stockholders approved the proposal, granting our Board of Directors the authority, but not the obligation, to implement the Reverse Stock Split, at any time in a ratio of not less than 1-for-1.01 and not more than 1-for-4, with the final ratio to be determined at the discretion of our Board of Directors. Our Board of Directors does not expect to implement the Reverse Stock Split except to the extent it is necessary and appropriate to facilitate our next underwritten public offering or otherwise necessary to satisfy the listing requirements of the Nasdaq Capital Market. However, even if we implement the Reverse Stock Split and our common stock is no longer categorized as a “penny stock,” our common stock may in the future become a “penny stock,” and if this occurs the statutory safe harbor protection will not be applicable to us in the event of certain legal actions based upon forward-looking statements. The lack of this protection in a contested proceeding could harm our financial condition and, ultimately, the value of our common stock.

If our common stock becomes or remains a “penny stock,” our shareholders may not always be able to resell shares of our common stock in a public broker’s transaction, if at all, at the times and prices that they feel are fair or appropriate. In addition, because of our status as a penny stock issuer and our former status as a shell company, we are an “ineligible issuer” under the Securities Act. This means that we will not be able to use certain streamlined registration procedures, including those that permit the use of free writing prospectuses and permit incorporation by reference.

Our Amended and Restated Certificate of Incorporation grants our Board of Directors the power to issue additional shares of common and preferred stock and to designate other classes of preferred stock, all without stockholder approval.

Our authorized capital consists of 520,000,000 shares of capital stock of which 20,000,000 shares are designated as preferred stock. Our Board of Directors, without any action by our stockholders, may designate and issue shares of preferred stock in such series as it deems appropriate and establish the rights, preferences and privileges of such shares, including dividends, liquidation and voting rights, provided it is consistent with Delaware law.

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

Additional risks to our investors may exist since we became public through a “reverse merger.” Security analysts of major brokerage firms may not provide coverage of our company since, because we became public through a reverse merger, there is no incentive to brokerage firms to recommend the purchase of our common stock. In addition, because of past abuses and fraud concerns stemming primarily from a lack of public information about newly public businesses, there are many people in the securities industry and business in general who view reverse merger transactions with suspicion. Without brokerage firm and analyst coverage, there may be fewer people aware of us and our business, resulting in fewer potential buyers of our common stock, less liquidity, and lower stock prices for our investors than would be the case if we had become a public reporting company in a more traditional manner.

We are an “emerging growth company” and our election to delay adoption of new or revised accounting standards applicable to public companies may result in our consolidated financial statements not being comparable to those of some other public companies. As a result of this and other reduced disclosure requirements applicable to emerging growth companies, our securities may be less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act, and we intend to take advantage of exemptions from certain reporting requirements available to “emerging growth companies” under that Act, including but not limited to not being required to comply with the auditor attestation requirements of Section 404(b) of Sarbanes-Oxley (relating to the effectiveness of our internal control over financial reporting), reduced disclosure obligations regarding executive compensation in our periodic reports and any proxy statements we may be required to file, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act provides that an “emerging growth company” can delay the adoption of certain accounting standards until those standards would apply to private companies.

We have elected to delay such adoption of new or revised accounting standards and, as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies that are not “emerging growth companies.” Consequently, our consolidated financial statements may not be comparable to the financial statements of other public companies. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” In this regard, we will remain an “emerging growth company” for up to five years after the first sale of our common equity securities under an effective registration statement. However, we may cease to be an “emerging growth company” earlier under certain circumstances, including (i) if the market value of our common stock that is held by non-affiliates exceeds $700,000,000 as of any June 30 in which case we would cease to be an “emerging growth company” as of December 31 of such year, (ii) if our total annual gross revenues exceed $1.0 billion in any fiscal year or (iii) if we issue more than $1.0 billion of non-convertible debt over a three-year period.

We cannot predict if investors will find our securities less attractive due to our reliance on these exemptions. If investors were to find our securities less attractive as a result of our election, our stock price may be adversely affected.

Risks Related to Tax Matters

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations and our ability to generate future taxable income.

On December 31, 2016, we had net operating loss, or NOL, carry forwards for federal income tax purposes of $30.1 million, which will begin to expire in 2032, and net operating loss carry forwards for state income tax purposes of $15.7 million, the expiration period of such net operating loss carry forwards varies by state. Due to the possibility that we will not be able to realize some portion of our NOLs, we carry a full valuation allowance against our gross deferred tax asset.

In general, under Section 382 of the Internal Revenue Code of 1986, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. If our existing NOLs are subject to limitations arising from previous ownership changes or future ownerships changes, our ability to utilize NOLs could be limited by Code Section 382 and thereby result in the expiration of our NOLs or otherwise cause our NOLs to be unavailable to offset future taxable income.

In addition, the realization of these net operating loss and tax credit carry forwards are dependent on our ability to generate sufficient taxable income before their expiration.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use, value added or similar taxes, and we could be subject to liability with respect to past or future sales, which could adversely affect our financial results.

We do not collect sales, use, value added and similar taxes in all jurisdictions in which we have sales, based on our belief that such taxes are not applicable. Sales and use, value added and similar tax laws and rates vary greatly by jurisdiction. Certain jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest, and we may be required to collect such taxes in the future. Such tax assessments, penalties and interest or future requirements to collect may adversely affect our financial results. State, local and foreign jurisdictions have differing rules and regulations governing sales, use, value added and other taxes, and these rules and regulations are subject to varying interpretations that may change over time. In particular, the applicability of such taxes to our solutions in various jurisdictions may differ from our current position. Further, these jurisdictions’ rules regarding tax nexus and the applicability of these taxes to our solutions are complex and vary significantly. As a result, we could face the possibility of tax audits and assessments, and our liability for these taxes and associated interest and penalties could exceed our original estimates. A successful assertion that we should be collecting or accruing sales, use, value-added or other taxes in those jurisdictions where we are not currently doing so, could result in substantial tax liabilities and associated interest and penalties, which could materially impact our financial position and results of operations.

Tax provision changes, the adoption of new tax legislation or exposure to additional tax liabilities could materially impact our financial position and results of operations.

We are subject to income and other taxes in the United States. Our tax liabilities are affected by the amounts we charge for services, licenses and funding. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with our tax policies and practices and assess additional taxes. In addition, tax authorities could review our transactions or tax returns and assert, in addition to the above, various withholding requirements apply to us or that benefits of tax treaties are not available to us. We regularly assess the likely outcomes of these tax positions in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and therefore could have a material impact on our tax provision, net income and cash flows. In addition, our effective tax rate in the future could be adversely affected by changes to our operating structure, changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and the discovery of new information in the course of our tax return preparation process. In particular, the carrying value of deferred tax assets is dependent on our ability to generate future taxable income. In addition, proposals for tax legislation including increased tax rates, new tax laws or revised interpretations in the jurisdictions in which we operate, if adopted, could adversely impact our financial position and results of operations.

We could be subject to additional tax liabilities.

We are subject to federal, state, local and sales taxes in the United States. Significant judgment is required in evaluating our tax positions and our worldwide provision for taxes. During the ordinary course of business, there are many activities and transactions for which the ultimate tax determination is uncertain. In addition, our tax obligations and effective tax rates could be adversely affected by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations, including those relating to income tax nexus, by our earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in foreign currency exchange rates, or by changes in the valuation of our deferred tax assets and liabilities. We may be audited in various jurisdictions, and such jurisdictions may assess additional taxes, sales taxes and value-added taxes against us. Although we believe our tax estimates are reasonable, the final determination of any tax audits or litigation could be materially different from our historical tax provisions and accruals, which could have a material adverse effect on our operating results or cash flows in the period or periods for which a determination is made.

Risks Related to Our Securities

An investment in our common stock is extremely speculative and there can be no assurance of any return on any such investment.

An investment in our common stock is extremely speculative and there is no assurance that investors will obtain any return on their investment. Investors will be subject to substantial risks involved in an investment in our company, including the risk of losing their entire investment.

The price of our common stock may be volatile and subject to wide fluctuations.

Even though we have our common stock quoted on the OTCQB Marketplace, a consistently active trading market for our common stock has not and may not develop. Our stockholders may not be able to sell their shares quickly or at the current market price if trading in our stock is not active. Our stockholders may lose all or a part of their investment. The market price of our common stock may be highly volatile and subject to wide fluctuations in response to a variety of factors and risks, many of which are beyond our control. In addition to the risks noted elsewhere in this report, some of the other factors affecting our stock price may include:

●	variations in our operating results;

●	the level and quality of securities analysts’ coverage of our common stock;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	announcements by third-parties of significant claims or proceedings against us; and

●	future sales of our common stock.

For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and our stockholders should not rely on past results as an indication of future performance. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against the public company. Regardless of its outcome, this type of litigation could result in substantial costs to us and a likely diversion of our management’s attention. Our stockholders may not receive a positive return on their investment when they sell their shares and our stockholders may lose the entire amount of their investment.

We have a significant number of shares of our common stock issuable upon conversion of certain outstanding debt obligations and convertible preferred stock, and the issuance of such shares upon conversion will have a dilutive impact on our stockholders.

As of December 31, 2016, there were 1,031,454 shares of our common stock issuable upon conversion of our Series C Convertible Preferred Stock. In addition, as of December 31, 2016, we had outstanding stock options and warrants to purchase a total of 4,681,374 shares of our common stock. As of December 31, 2016, we also had convertible notes outstanding, which at that point were convertible into 1,443,509 shares of common stock. Upon consummation of a public offering of securities in excess of $10.0 million, the Series C Convertible Preferred Stock and certain of convertible notes outstanding will automatically convert into common stock, immediately diluting our stockholders investment in us. Upon consummation of a listing on an exchange owned by the Nasdaq Stock Market, LLC, certain of the convertible notes outstanding will be convertible, at our option, into shares of our common stock at either the lower of $5.55 per share and 80% of the per share price in our next underwritten public offering or the lower of $7.00 per share and 80% of the per share price in our next underwritten public offering, as outlined in each individual agreement. We also have convertible notes that are convertible at the option of the holder at the lower of $5.55 per share and 80% of the per share price in our next underwritten public offering or the lower of $7.00 per share and 80% of the per share price in our next underwritten public offering, as outlined in each individual agreement. If the offering price in our next underwritten public offering is less than $5.55 per share, convertible notes will be converted into shares of our common stock at a discount, which could further dilute our existing stockholders’ interests.

We are required to register under the Securities Act the resale of shares of our common stock by a number of our securityholders. Our failure to comply with our contractual obligations and timely register the resale of any shares of our common stock will result in, among other things, the payment of liquidated damages, including in the form of issuances of securities, which will have a dilutive effect on our stockholders and could have a material adverse effect on our ability to raise additional funds through private placements in the future and have a material adverse effect on our business.

We have entered into various agreements with purchasers of our securities from time to time which require us to register under the Securities Act the resale of shares of our common stock that we have issued or will be required to issue to such purchasers. Our failure to comply with our contractual obligations and timely register the resale of any shares of our common stock for any reason will result in a breach of the agreements with certain securityholders and in the payment of liquidated damages, including issuances of securities, as required under the terms of our agreements with certain securityholders. Any issuance of securities to these purchasers will have a dilutive effect on our stockholders. In addition, our failure to timely register the resale of any shares of our common stock will result in reputational harm for our company and could have a material adverse effect on our ability to raise additional funds through private placements in the future, which may have a material adverse effect on our business.

If there are substantial sales of shares of our common stock, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers, employees or significant stockholders, or when there is a large number of shares of our common stock available for sale. As of December 31, 2016, there were 3,155,088 shares of our common stock issued and outstanding. The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

If securities or industry analysts do not publish research or reports about our business, or publish inaccurate or unfavorable research reports about our business, our share price and trading volume could decline.

The trading market for our common stock will, to some extent, depend on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If one or more of the analysts who cover us from time to time should downgrade our shares or change their opinion of our business prospects, our share price would likely decline. If one or more of these analysts ceases coverage of our company or fails to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Stockholders should not anticipate receiving cash dividends on our common stock.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain future earnings to support operations and to finance expansion and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Substantial future sales of shares of our common stock in the public market could cause our stock price to fall.

Shares of our common stock that we have issued directly or that have been or may be acquired upon exercise of warrants or the conversion of convertible securities are or may be covered by registration statements which permit the public sale of stock. Other holders of shares of common stock that we have issued, including shares issuable upon exchange or conversion of our common stock, may be entitled to dispose of their shares pursuant to (i) the applicable holding period, volume and other restrictions of Rule 144 or (ii) another exemption from registration under the Securities Act. Additional sales of a substantial number of our shares of our common stock in the public market, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

Our executive officers and directors possess controlling voting power with respect to our common stock, which will limit your influence on corporate matters.

Our directors and executive officers collectively beneficially owned approximately 50.83% of our voting stock as of February 13, 2017. As a result, our insiders have the ability to effectively control our management and affairs through the election and removal of our Board of Directors and all other matters requiring stockholder approval, including any future merger, consolidation or sale of all or substantially all of our assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change-of-control transaction that may otherwise be beneficial to our stockholders. Furthermore, this concentrated control will limit the practical effect of your influence over our business and affairs, through any stockholder vote or otherwise. Any of these effects could depress the price of our common stock.

Risks Related to the Potential Reverse Stock Split and the Listing on the Nasdaq Capital Market

The potential Reverse Stock Split, if effected, would provide additional authorized shares for issuance by our Board of Directors, which could be used to frustrate any change in control or takeover transaction.

On January 17, 2017, our Board of Directors approved for submission to a vote of our stockholders the grant of authority to the Board of Directors to amend our Certificate of Incorporation to effect the Reverse Stock Split. At a special meeting of our stockholders on February 9, 2017, our stockholders approved the proposal. If the Board of Directors effects the Reverse Stock Split, we would have additional authorized shares of common stock that the Board of Directors could issue in the future without stockholder approval. Such additional shares could be issued, among other purposes, in financing transactions or to resist or frustrate a third-party transaction that is favored by a majority of the independent stockholders. This could have an anti-takeover effect, in that additional shares could be issued, within the limits imposed by applicable law, in one or more transactions that could make a change in control or takeover of us more difficult.

Even if effected, the Reverse Stock Split may not increase the price of our common stock sufficiently and we may not be able to list our common stock on the Nasdaq Capital Market.

As of February 13, 2017, the closing price for our common stock as reported on the OTCQB Marketplace was $4.15 per share. If the Board of Directors effects the Reverse Stock Split, we expect that the Reverse Stock Split would increase the market price of our common stock so that we would be able to meet the minimum bid price requirement of the Nasdaq Capital Market. However, the effect of the Reverse Stock Split of our common stock upon the market price of our common stock cannot be predicted with certainty, and the results of reverse stock splits by companies in similar circumstances have been varied. It is possible that the market price of our common stock following the Reverse Stock Split would not satisfy the applicable minimum bid price requirement of the Nasdaq Capital Market. If we are unable to meet the minimum bid price requirement of the Nasdaq Capital Market, we may be unable to list our common stock on the Nasdaq Capital Market. In addition to specific listing and maintenance standards, the Nasdaq Capital Market has broad discretionary authority over the initial and continued listing of securities, which it could exercise with respect to the listing of our common stock.

Even if our common stock achieves the minimum bid price requirement of the Nasdaq Capital Market, there can be no assurance that our Nasdaq listing application will be approved.

Our common stock is currently quoted on the OTCQB Marketplace under the symbol “CAFN.” Our common stock is currently not listed on any stock exchange and there is currently a very limited trading market for our common stock on the OTCQB Marketplace. We have applied to list our common stock on the Nasdaq Capital Market under the symbol “CAFN,” which listing we expect to occur upon consummation of our Offering. In order for our common stock to be approved for listing on the Nasdaq Capital Market, we will need to satisfy certain qualitative and quantitative requirements, including having at least $5,000,000 of stockholders’ equity. No assurance can be given that we will be able to satisfy all the applicable listing requirements of the Nasdaq Capital Market and that our listing application will be approved. If our Nasdaq listing application is approved, our common stock will then cease to be traded on the OTCQB Marketplace.

Even if our Nasdaq listing application is approved and our common stock is initially listed for trading on the Nasdaq Capital Market, there can be no assurance that we will be able to comply with the continued listing standards of the Nasdaq Capital Market.

Even if our Nasdaq initial listing application is approved and our common stock is initially listed on the Nasdaq Capital Market, there can be no assurance that we will be able to comply with the qualitative and quantitative continued listing requirements of the Nasdaq Capital Market. For example, the market price of our common stock may not remain at the level required for continuing compliance with Nasdaq requirement in the future. Further, it is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the Board of Directors effects the Reverse Stock Split, and the market price of our common stock declines in the period after the Reverse Stock Split, the percentage decline may be greater than would occur in the absence of the Reverse Stock Split. Our failure to meet these requirements may result in our common stock being delisted from the Nasdaq Capital Market.

The potential Reverse Stock Split could decrease the liquidity of our stock.

If effected, the Reverse Stock Split could adversely affect the liquidity of our common stock given the reduced number of shares that will be outstanding after the Reverse Stock Split. In addition, the Reverse Stock Split could increase the number of stockholders who own odd lots (less than 100 shares) of our common stock, creating the potential for such stockholders to experience an increase in the cost of selling their shares and greater difficulty effecting such sales.

Even after the potential Reverse Stock Split, the trading price of our common stock may not be high enough to attract new investors, including institutional investors, and may not satisfy the investing requirements of those investors. Consequently, the trading liquidity of our common stock may not improve.

Even if the Board of Directors effects the Reverse Stock Split, there can be no assurance that the Reverse Stock Split would result in a share price that will attract new investors, including institutional investors, or that the share price will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve and our share price may decline.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located at 18671 Lake Drive East, dellFive Business Park G, Minneapolis, Minnesota 55317. We lease approximately 22,000 square feet of office space, pursuant to a lease terminating on January 31, 2022. We also lease 1,812 square feet of office space at 1400 Preston Rd Suite #116, Dallas, Texas 75093, pursuant to a lease terminating on June 30, 2017. We are currently sub-leasing our Dallas, Texas facility through June 2017. We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings

The information under the heading “Litigation” contained in Note 7 “Commitments and Contingencies” of the notes to the accompanying consolidated financial statements included in this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, as of the end of the period covered by this Annual Report on Form 10-K, we are not a party to any material pending legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 13, 2017, the closing bid price for our common stock as reported on the OTC Market’s OTCQB Marketplace was $4.15 per share. Although our common stock is quoted on the OTCQB Marketplace, there is a limited trading market for our common stock. Because our common stock is thinly traded, any reported sale prices may not be a true market-based valuation of our common stock. We have applied to list our common stock on the Nasdaq Capital Market under the symbol “CAFN,” subject to consummation of our Offering. If our listing application is approved, we expect the listing to occur upon consummation of the Offering, at which time our common stock will cease to be traded on the OTCQB Marketplace.

The table below sets forth reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported on the OTCQB Marketplace. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The quotations shown in the table below reflect the 1:15 reverse split of our outstanding shares of common stock that we implemented on July 27, 2016 (the “July Reverse Stock Split”).

	High	Low
2016
Quarter ended March 31, 2016	$7.95	$4.92
Quarter ended June 30, 2016	$11.25	$3.75
Quarter ended September 30, 2016	$9.00	$5.75
Quarter ended December 31, 2016	$7.00	$3.75

2015
Quarter ended March 31, 2015	$20.85	$9.75
Quarter ended June 30, 2015	$11.99	$5.40
Quarter ended September 30, 2015	$14.85	$5.25
Quarter ended December 31, 2015	$12.90	$4.80

Holders

As of February 13, 2017, we had 3,168,588 shares of common stock outstanding held by approximately 122 holders of record.

Dividends

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings for use in the operation of our business and do not intend to declare or pay any cash dividends in the foreseeable future. In any event, our payment of cash dividends on our common stock is presently prohibited by our borrowing agreements with several senior secured lenders. Any future determination to pay dividends on our common stock will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend on our financial condition, results of operations, capital requirements, general business conditions, and other factors that our Board of Directors considers relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The table below sets forth certain information, as of the close of business on December 31, 2016, regarding equity compensation plans (including individual compensation arrangements) under which our securities were then authorized for issuance.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (excluding securities reflected in column a)
	(a)		(b)	(c)
Equity compensation plans approved by securityholders	62,729	(1)	$13.16	236,831	(2)
Equity compensation plans not approved by securityholders	275,117	(3)	$15.00	16,471	(4)

(1)	Represents 7,523 shares of common stock issuable upon exercise of outstanding stock options under the 2010 Equity Incentive Plan and 55,206 shares of common stock issuable upon exercise of outstanding stock options under the 2016 Stock Incentive Plan.

(2)	Represents 87,485 shares of common stock available for issuance under the 2016 Stock Incentive Plan and 149,346 shares of common stock available for issuance under the 2014 Associate Stock Purchase Plan.

(3)	Represents 58,662 shares of common stock issuable upon exercise of outstanding stock options under the 2014 Stock Incentive Plan and 216,455 shares of common stock issuable upon exercise of outstanding stock options issued outside the plans.

(4)	Represents 16,471 shares of common stock available for issuance under the 2014 Stock Incentive Plan.

2016 Stock Incentive Plan

On June 2, 2016, our Board of Directors adopted our 2016 Stock Incentive Plan. The plan is administered by the Board of Directors or an authorized committee. The plan was approved by a majority of our stockholders in June 2016. Our Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant non-qualified (non-statutory) options for up to 6,667 common shares to new employees of our company who are not officers of our company during each fiscal year. Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights (SARs); (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares. Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors. As of December 31, 2016, an aggregate of 534,485 shares of common stock were issuable under the plan (excluding 447,000 shares of our common stock to certain directors, officers and other associates). To the extent necessary for an award to satisfy the performance-based exception to the deductibility limitations of Code Section 162(m), the maximum number of shares of common stock that may be granted to a participant as performance awards cannot exceed 26,667, subject to adjustment as provided in the 2016 Stock Incentive Plan, and the maximum amount that may be paid under such performance-based exception to any one person during any period of three calendar years is $3,000,000. The term of each stock option shall be determined by the board or committee, but shall not exceed ten years. Vested stock options may be exercised in whole or part by the holder giving notice to our company. Options under the plan may provide for the holder of the option to make payment of the exercise price by the surrender of shares equal in value to the exercise price.

On September 13, 2016, our Board of Directors approved a grant of options to purchase an aggregate amount of 447,000 shares of our common stock to certain directors, officers and other associates under our 2016 Stock Incentive Plan. This grant is contingent and effective upon the consummation of our next underwritten public offering and the exercise price will be the public offering price per share our next underwritten public offering. The options vest as to one-third on the date on which our next underwritten public offering is consummated and one-third on each of the first and second anniversary of such date, so long as the individual is employed by us or is serving as a director on such anniversary dates. As a result, upon the consummation of our next underwritten public offering, which is expected to be the Offering, options to purchase 502,206 shares of our common stock will be outstanding under our 2016 Stock Incentive Plan, assuming no options outstanding under our 2016 Stock Incentive Plan as of December 31, 2016 are exercised prior to the consummation of the Offering.

2014 Stock Incentive Plan

On February 12, 2014, our Board of Directors adopted our 2014 Stock Incentive Plan. The plan is administered by the Board of Directors or an authorized committee. Our Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant non-qualified (non-statutory) options for up to 6,667 common shares to new employees of our company who are not officers of our company during each fiscal year. Incentives under the plan may be granted in one or a combination of the following forms: (a) non-statutory stock options; (b) SARs; (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares. Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors. As of December 31, 2016, an aggregate of 101,442 shares of common stock were issuable under the plan, including 16,471 shares of common stock available for future grants under the plan. No person is eligible to receive grants of stock options and SARs under the plan that exceed, in the aggregate, 26,667 shares of common stock in any one year. The term of each stock option shall be determined by the board or committee, but shall not exceed ten years. Vested stock options may be exercised in whole or part by the holder giving notice to our company. Options under the plan may provide for the holder of the option to make payment of the exercise price by the surrender of shares equal in value to the exercise price.

2014 Associate Stock Purchase Plan

On September 8, 2014, our Board of Directors adopted our 2014 Associate Stock Purchase Plan and authorized us to issue up to 33,334 shares of our common stock under this plan. On December 29, 2016, our Board of Directors authorized an additional 150,000 shares of common stock under this plan. The plan is designed to be a stock purchase plan qualifying under Code Section 423. The Board of Directors elected to cause the plan to be effective as of September 1, 2014, and was approved by our stockholders in August 2015 in order to fully comply with the requirements of Code Section 423.

The 2014 Associate Stock Purchase Plan permits eligible employees to purchase shares of our common stock at the end of pre-established offering periods at a maximum 15% discount from the common stock’s fair market value on the date of purchase or the offering date, whichever is lower. Purchases will be funded through employee payroll deductions (or, if payroll deductions are not permitted by local law, by other permitted methods). Eligible employees include any person, including an officer, employed by our company or a subsidiary and whose customary employment is at least 20 hours per week. The plan is administered by our Board of Directors or by a committee of our Board of Directors designated for such purpose.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

The following is a summary of unregistered sales of equity securities during the year ended December 31, 2016, not otherwise reported within a Quarterly Report on Form 10-Q or a Current Report on Form 8-K:

Date of Sale	Class of Person	Title	Number of Securities	Exercise Price(1)	Expiration	Use of Proceeds
October 8, 2016	Director	Warrant	8,334	$4.94	5 years	In lieu of interest on debt
October 29, 2016	Director	Warrant	16,667	$4.94	5 years	In lieu of interest on debt
November 3, 2016	Service Provider	Warrant	2,271	$5.55	5 years	Finder’s agreement(2)
November 7, 2016	Director	Warrant	8,334	$4.94	5 years	In lieu of interest on debt
November 28, 2016	Director	Warrant	16,667	$4.94	5 years	In lieu of interest on debt
December 7, 2016	Director	Warrant	8,334	$4.94	5 years	In lieu of interest on debt
December 27, 2016	Service Provider	Warrant	541	$5.55	5 years	Finder’s agreement(2)
December 27, 2016	Service Provider	Warrant	901	$5.55	5 years	Finder’s agreement(2)
December 28, 2016	Director	Warrant	16,667	$4.94	5 years	In lieu of interest on debt

(1)	Warrants to purchase common stock are exercisable, in full or in part, for a five-year period from the date of grant. Certain of the warrants have a cashless exercise provision, whereby we issue shares of common stock based on the difference between the weighted-average trading price of our common stock for the five consecutive trading days ending on the date immediately preceding the date of the warrant exercise and the stated exercise price of the warrants.

(2)	Warrants issued pursuant to finders’ agreements related to convertible debt issued between October and December 2016, the terms of these agreements, called for a finder’s fee of 10% of cash raised, paid with cash and warrants as specified in the individual agreements.

On October 28, 2016, an investor exercised two warrants to purchase an aggregate of 180,001 shares of common stock pursuant to a cashless exercise. Upon exercise, we issued to the investor 55,797 shares of common stock.

All such securities were sold privately in transactions exempt from registration under Section 4(a)(2) of the Securities Act.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the accompanying financial statements. The following information contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, actual results may differ materially from those expressed or implied by the forward-looking statements. Please see “Forward-Looking Statements” elsewhere in this report for a description of these risks and uncertainties.

OVERVIEW

The table below sets forth (i) the number of products (including product enhancements) sold as of December 31, 2016 and 2015, and (ii) the number of products (including product enhancements) that have been deployed or implemented by our clients for use by their customers or products in respect of which we have completed our implementation and customization work and that have been delivered to our clients for deployment as of December 31, 2016 and 2015:

	As of December 31, 2016		As of December 31, 2015
	Sold (1)	Deployed (2)	Sold (1)	Deployed (2)
RDC	819	575	513	388
Select Mobile Money White Label	47	22	35	10
SMM-X	9	2	5	—
Select Mobile Account Opening	5	1	3	1
Select Mobile NowPay	1	—	—	—
All Products	881	600	556	399

(1)	Denotes the total number of products and product enhancements sold as of a specific date, including products that are in the process of being customized or implemented and products that have not yet been deployed by our clients for use by their customers. We count each product enhancement as a separate product.

(2)	Denotes the total number of products and product enhancements sold as of a specific date that have been deployed or implemented by our clients for use by their customers or products in respect of which we have completed our implementation and customization work and that have been delivered to our clients for deployment as of such date. We count each product enhancement as a separate product.

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

We earn recurring revenue on a monthly basis from our clients’ customer transactions, monthly user fees charged per customer, and/or hosting/maintenance fees charged to our clients. Recurring revenue arises only after the client has implemented one of our solutions, whether prepaid mobile money, RDC, or mobile account opening. Recurring revenue varies depending on the specific solution deployed, the fee arrangement negotiated with the client, the number of client customers that use the application, the type of user transaction and the volume of user transactions. Recurring revenue from our white label solution and our prepaid mobile money solution varies by client and typically includes a monthly hosting fee and a monthly active user fee charged based on the number of customers that open the application. Although we do not currently charge user transaction fees for this solution, in the future we may introduce new features into this solution which may have a transaction fee revenue component. Recurring revenue from our RDC solutions varies by client and typically includes a monthly hosting/maintenance fee, a monthly user fee we charge our client for each customer that has signed up for this service, and transaction fees which vary based on the type of service and the number of checks deposited using this service. Recurring revenue from our Select Mobile NowPay solutions is expected to include a monthly hosting fee and transaction fees based on the number of payments received using this service. Recurring revenue from our Select Mobile Account Opening solutions is expected to include a monthly hosting fee and transaction fees based on the number of new accounts applications made using this service.

Critical Accounting Policies

Set forth below is a summary of the critical accounting policies applied in the preparation of our consolidated financial statements.

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

Recurring Revenue

Recurring revenue is billed on a monthly basis, and includes hosting/maintenance fees charged to our clients, user fees charged per customer, and transaction fees based on our client’s customer transactions. Recurring revenue arises only after the client has implemented one of our solutions, whether RDC, Select Mobile Money, Select Mobile NowPay or Select Mobile Account Opening. Recurring revenue varies depending on the specific solution deployed, the fee arrangement negotiated with the client, the number of client customers that use the application (and, in the case of our prepaid mobile money application, the type of service used), and the volume of monthly user transactions.

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

Goodwill

Goodwill represents the excess purchase price over the fair value of the portion of identifiable assets acquired in a previous acquisition. Goodwill is not amortized but is reviewed at least annually for impairment, or between annual dates if a change in circumstances indicates that an impairment could exist. Our management performs its annual impairment test at the close of each fiscal year, and considers several factors in evaluating goodwill for impairment, including our current financial position and results, general economic and industry conditions and legal and regulatory conditions.

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

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers.” The core principle of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The ASU may also result in enhanced disclosures about revenue. For public entities, the ASU was to be effective for annual reporting periods beginning after December 15, 2016. On July 9, 2015, the FASB voted to allow a one year deferral of the effective date to annual reporting periods beginning after December 15, 2017. The deferral permits early adoption, but does not allow adoption any earlier than the original effective date of the standard. We have not yet selected a transition method and are currently evaluating the impact this standard will have on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period. We do not believe that the adoption of this ASU will have a material impact on our consolidated financial statements and disclosures.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350),” which simplifies the test for goodwill impairment by eliminating step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim impairment test by comparing the fair value of a reporting unit to its carrying amount, and should recognize an impairment charge in the amount by which the carrying amount of the reporting unit exceeds its fair value. The revised guidance is effective for fiscal years beginning after December 15, 2019, including for interim periods within those fiscal years, and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the ASU on our consolidated financial statements and disclosures.

Results of Operations

The following table sets forth, for the periods indicated, certain information from our consolidated statements of operations:

	Year Ended
(In thousands)	December 31, 2016	% Total Revenue	December 31, 2015	% Total Revenue	$ Increase (Decrease)	% Increase (Decrease)
Revenue	$7,975	100.0%	$4,301	100.0%	$3,674	85.4%
Cost of revenue	5,396	67.7%	4,119	95.8%	1,277	31.0%
Gross profit	2,579	32.3%	182	4.2%	2,397	1,317.0%
Sales and marketing expenses	4,049	50.8%	3,440	80.0%	609	17.7%
Research and development expenses	1,901	23.8%	2,643	61.5%	(742)	(28.1)%
General and administrative expenses	4,074	51.1%	3,909	90.9%	165	4.2%
Total operating expenses	10,024	125.7%	9,992	232.3%	32	0.3%
Operating loss	(7,445)	(93.4)%	(9,810)	(228.1)%	2,365	(24.1)%
Interest expense and other non-cash financing charges	11,548	144.8%	2,446	56.9%	9,102	372.1%
Mark-to-market warrant and debt (income) expense	(5,244)	(65.8)%	2,319	53.9%	(7,563)	(326.1)%
Share price conversion adjustment	—	—%	3,705	86.1%	(3,705)	(100.0)%
Other (income) expense	1,418	17.8%	(28)	(0.7)%	1,446	(5,164.3)%
Net loss	$(15,167)	(190.2)%	$(18,252)	(424.4)%	$3,085	(16.9)%

Revenues

The following table details the composition of our revenues for the years ended December 31, 2016 and 2015:

	Year Ended
(In thousands)	December 31, 2016	% Total Revenue	December 31, 2015	% Total Revenue	$ Increase (Decrease)	% Increase (Decrease)
Recurring revenue
RDC solutions	$4,725	59.2%	$2,800	65.1%	$1,925	68.8%
Select Mobile Money solutions	352	4.4%	243	5.6%	109	44.9%
Select Mobile Account opening	192	2.4%	96	2.2%	96	100.0%
Total recurring revenue	5,269	66.1%	3,139	73.0%	2,130	67.9%
Professional services	2,172	27.2%	574	13.3%	1,598	278.4%
Up-front implementation fees	534	6.7%	588	13.7%	(54)	(9.2)%
Revenue	$7,975	100.0%	$4,301	100.0%	$3,674	85.4%

The increase in revenue was primarily due to an increase in recurring revenue from our RDC solutions, which resulted from an increase in the number of our RDC products (including product enhancements) that were deployed by our clients for use by their customers from 133 during the year ended December 31, 2015 to 187 during the year ended December 31, 2016, an increase of approximately 41%. The increase in recurring revenue from our RDC solutions was also partially related to an increase in RDC transactions processed, which increased by approximately 66% during the year ended December 31, 2016 from the same period of the prior year. The increases in recurring revenue from our Select Mobile Money and Select Mobile Account Opening solutions during the year ended December 31, 2016 are primarily a result of increased deployments of these solutions. We deployed 12 of our Select Mobile Money solutions and two SMM-X solutions during the year ended December 31, 2016 as compared with eight Select Mobile Money solutions during the year ended December 31, 2015. SMM-X was first deployed in the fourth quarter of 2016.

The increase in revenue from professional services is primarily attributable to our new customers requesting more customization. The decrease in up-front implementation fees is primarily due to the completion of the amortization into revenue of historical implementation fees received in respect of products sold in prior periods, partially offset by the amortization into revenue of implementation fees sold in the current period.

Cost of Revenue

The following table details the composition of our cost of revenue for the years ended December 31, 2016 and 2015:

	Year Ended
(In thousands)	December 31, 2016	% Total Revenue	December 31, 2015	% Total Revenue	$ Increase (Decrease)	% Increase (Decrease)
Data center support costs	$2,802	35.1%	$2,483	57.7%	$319	12.8%
Amortization of intangibles	556	7.0%	805	18.7%	(249)	(30.9)%
Third-party licensing costs	1,351	16.9%	486	11.3%	865	178.0%
Cost of professional services	552	6.9%	290	6.7%	262	90.3%
Sub-total	5,261	66.0%	4,064	94.5%	1,197	29.5%
Stock-based compensation	135	1.7%	55	1.3%	80	145.5%
Cost of revenue	$5,396	67.7%	$4,119	95.8%	$1,277	31.0%

Cost of revenue during the year ended December 31, 2016 consisted primarily of our costs of deploying and supporting our RDC solutions, and to a more limited extent the cost of deploying and supporting our white label Select Mobile Money solutions.

Data center support costs primarily include labor costs for employees and non-employee consultants in our account and project management, technology infrastructure and technology integration departments, excluding stock-based compensation. Data center support costs also include equipment and software expenses associated with revenue producing activities. As our revenues increase, we are experiencing economies of scale related to our data center support costs. The decrease in amortization expense was due to an impairment identified during the year ended December 31, 2015 related to assets acquired in a previous acquisition, on which we also recognized additional impairment charges in 2016. The increase in our third-party licensing costs was a direct result of processing more transactions within our RDC and Select Mobile Money solutions during the year ended December 31, 2016. The cost of professional services is primarily for the cost of services we procure from our external programming consultants in Toronto, Canada, who are dedicated primarily to our prepaid mobile money solutions and other select development projects. We utilized these consultants more often during the year ended December 31, 2016 as compared to the year ended December 31, 2015.

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

Sales and Marketing

Total sales and marketing expenses increased approximately 18%, or $609,000, to $4.0 million for the year ended December 31, 2016, from $3.4 million for the year ended December 31, 2015. Non-cash stock compensation expense included in sales and marketing expenses was approximately $163,000 and $91,000 for the years ended December 31, 2016 and 2015, respectively. Excluding non-cash stock compensation expense, total sales and marketing expenses increased approximately $537,000 for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

The overall increase in sales and marketing expenses (excluding non-cash compensation expense) was primarily due to hiring pursuant to our efforts to build a robust national sales force, including placement fees incurred from recruiters. We currently anticipate our sales and marketing expenses will continue to increase in 2017 as we plan to hire additional sales personnel in an effort to increase our sales for all of our solutions and services. We may also experience increased sales and marketing expenses as a result of higher levels of commission expense resulting from increased sales.

Research and Development

The following table details the composition of our research and development expenses for the years ended December 31, 2016 and 2015:

	Year Ended
(In thousands)	December 31, 2016	% Total Revenue	December 31, 2015	%Total Revenue	$ Increase (Decrease)	% Increase (Decrease)
Employees and contractors	$1,603	20.1%	$1,976	45.9%	$(373)	(18.9)%
Recruiting expenses	15	0.2%	252	5.9%	(237)	(94.0)%
Travel, facilities, software and other	175	2.2%	310	7.2%	(135)	(43.5)%
Sub-total	1,793	22.5%	2,538	59.0%	(745)	(29.4)%
Stock-based compensation	108	1.4%	105	2.4%	3	2.9%
Research and development	$1,901	23.8%	$2,643	61.5%	$(742)	(28.1)%

The decrease in research and development expenses for the year ended December 31, 2016 was primarily due to both a decrease in the number of our associates involved in research and development following the completion of development and release of our Select Business Merchant Capture platform, an RDC solution designed specifically for businesses, and a switch from external programming consultants to employee software developers. We believe our research and development expenses will continue to decrease in 2017 as compared to 2016 because we have completed most of our research and development work on our prepaid mobile money solutions, and we anticipate that our other projects under development, Select Mobile Account Opening and Select Mobile NowPay, will require less research and development over time.

General and Administrative

The following table details the composition of our general and administrative expenses for the years ended December 31, 2016 and 2015:

	Year Ended
(In thousands)	December 31, 2016	% Total Revenue	December 31, 2015	% Total Revenue	$ Increase (Decrease)	% Increase (Decrease)
Employees and contractors	$2,649	33.2%	$2,593	60.3%	$56	2.2%
Recruiting expenses	174	2.2%	37	0.9%	137	370.3%
Travel, facilities, software and other	1,034	13.0%	1,087	25.3%	(53)	(4.9)%
Sub-total	3,857	48.4%	3,717	86.4%	140	3.8%
Stock-based compensation	217	2.7%	192	4.5%	25	13.0%
General and administrative	$4,074	51.1%	$3,909	90.9%	$165	4.2%

The increase in expenses related to employees and contractors, including recruiting expenses, for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was due to increased hiring of employees and contract labor within the finance department and other administrative positions, including our Chief Financial Officer, who was hired in March 2016 and our Manager of SEC Financial Reporting, who was hired in July 2016. We believe that the level of our general and administrative costs will be comparable in 2017 with those incurred in 2016.

Interest Expense and Non-Cash Financing Charges

Interest expense and other non-cash financing expense for the year ended December 31, 2016 was $11.5 million compared to $2.4 million for the year ended December 31, 2015, an increase of $9.1 million. These expenses, for the year ended December 31, 2016, include approximately $917,000 of cash interest expense related to the outstanding debt and capital lease obligations, $1.5 million of amortization of deferred financing fees and original issue discount, and $9.1 million primarily related to issuing additional warrants for short term debt and convertible note obligations. The expenses for the year ended December 31, 2015 included approximately $525,000 of cash interest expense, approximately $210,000 of amortization of deferred financing fees and $1.7 million of expenses related to the issuance of warrants as part of a private investment in public equity offering and inducements for warrant holders to exercise their warrants.

Share Price Conversion Adjustment

There was no share price conversion adjustment related to convertible securities during the year ended December 31, 2016. However, there was a share price conversion adjustment of $3.7 million for the year ended December 31, 2015 arising from the adjustment of adjusting conversion prices on our series A, B and C preferred stock.

Mark-to-Market Warrant and Debt (Income) Expense

Mark-to-market warrant and debt (income) expense was $5.2 million of income for the year ended December 31, 2016 and $2.3 million of expense for the year ended December 31, 2015. The liability associated with the outstanding warrants and convertible notes issued was adjusted to fair value as of December 31, 2016 using the closing price of our common stock as of that date, which is a significant input to the determination of fair value. The number of outstanding warrants with anti-dilutive protection was 2,905,198 (of which 129,972 have been adjusted down to a floor, as indicated in the relevant agreements) as of December 31, 2016 compared to 1,002,289 as of December 31, 2015.

Other (Income) Expense

During the year ended December 31, 2016, we recognized net other expense of $1.4 million, which consisted of $1.7 million of costs incurred in connection with a discontinued offering in October 2016, partially offset by approximately $325,000 arising from insurance proceeds received as reimbursement for litigation expenses incurred in connection with the Cachet Banq litigation. During the year ended December 31, 2015, we recognized net other income of approximately $28,000, which resulted from a gain on disposition of property and equipment of approximately $42,000, partially offset by approximately $14,000 for finance costs related to an advisory fee from a financial advisory services company.

Provision for Income Taxes

We have recorded and continue to carry a full valuation allowance against our gross deferred tax assets that are not likely to be recovered. We have not recorded a current or deferred tax provision for the years ended December 31, 2016 or 2015.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Since our inception in February 2010, we have raised capital to support operating losses incurred in development of our solutions, products and services, our capability infrastructure, the marketing expenses to increase our client base and the general and administrative functions to support our planned growth. Our accumulated deficit from inception through December 31, 2016, of $84.5 million, has been funded primarily through the issuance of equity, debt, and warrants.

As of December 31, 2016, we had a book overdraft of approximately $199,000 in cash and cash equivalents presented on the accompanying consolidated balance sheets as checks issued in excess of deposits. As of December 31, 2015, we had approximately $45,000 in cash and cash equivalents. In the normal course of business, our principal demands for funds are to pay or fund operating expenses as well as principal and interest payments on our outstanding indebtedness, including capital leases. Many of our notes payable are due within one year. As of December 31, 2016, we had gross notes payable of $13.2 million, of which $12.9 million is due in 2017. Of the $12.9 million of notes payable outstanding as of December 31, 2016 that are due in 2017, $7.1 million is convertible into shares of our common stock, at our option, upon consummation of an underwritten public offering. If we are unsuccessful in consummating an underwritten public offering, we will be required to raise additional funds through other sources to repay this debt and continue our operations. If we are unable to complete our Offering or otherwise raise the required funds, we will be unable to continue operations after March 31, 2017.

Going Concern

As reflected in our consolidated financial statements for the year ended December 31, 2016, we used cash in operations of $9.5 million and had a net loss attributable to common shareholders of $15.6 million. These factors raise substantial doubt about our ability to continue as a going concern, as expressed in the notes to our consolidated financial statements. Historically, we have demonstrated an ability to raise funds to support our business operations. We believe, based on our current cash flow forecast, we will be able to continue operations through March 31, 2017. If we are able to complete the Offering, we believe we will have sufficient cash to fund our operations through February 24, 2018.

Principal Sources of Funds

Debt and Equity Pursuant to Private Placements

Throughout 2016, we have completed several private placements through which we raised funds to service our debt and continue growing our operations. Refer to Note 5 “Financing Arrangements,” Note 10 “Shareholders’ Deficit” and Note 12 “Related Party Transactions” to the accompanying notes to the consolidated financial statements for additional information regarding private placements.

In March and April of 2016, we completed a private placement whereby we sold 245,226 shares of our common stock for net proceeds of $1.2 million. In December 2016, we issued to these shareholders an additional 39,374 shares of common stock in settlement of the anti-dilution provision provided for in the relevant agreements.

In June 2016, we completed private placements in the form of convertible notes for gross proceeds of $2.0 million. We used cash of $1.4 million to repay one of these convertible notes in December 2016.

On July 13, 2016, we issued to Mr. Davis, a convertible promissory note in the principal amount of $360,000 and a warrant to purchase up to 20,000 shares of our common stock, subject to adjustments, in exchange for an aggregate purchase price of $300,000, paid by Mr. Davis in cash. On January 24, 2017, we and Mr. Davis agreed to consolidate the outstanding principal under the convertible promissory note into a new note described below.

On July 14, 2016, we issued to Mr. Hanson, a convertible promissory note in the principal amount of $240,000 and a warrant to purchase up to 13,334 shares of our common stock, subject to adjustments, in exchange for an aggregate purchase price of $200,000, paid by Mr. Hanson in cash. On January 24, 2017, we and Mr. Hanson agreed to consolidate the outstanding principal under the convertible promissory note into a new note described below.

On August 11, 2016, we entered a securities purchase agreement with Columbus Capital pursuant to which we issued to Columbus Capital convertible notes, due August 2017, in an aggregate principal amount of $526,315 and warrants to purchase 85,348 shares of the Company’s common stock, subject to adjustments, in exchange for an aggregate purchase price of $500,000 paid in cash.

On August 12, 2016, we entered a securities purchase agreement Messrs. Hanson and Davis, pursuant to which we issued to each of Messrs. Hanson and Davis a convertible note, due August 2017, in a principal amount of $263,158 and a warrant to purchase 42,674 shares of our common stock, subject to adjustments, in exchange for a purchase price of $250,000 paid in cash by each such director. On January 24, 2017, we and Mr. Davis agreed to consolidate the outstanding principal and interest under his convertible note into a new note described below.

On September 15, 2016, we issued to each of Alice Ann Corporation and Robert G. Allison convertible notes, due September 15, 2017, in an aggregate principal amount of $50,000 and warrants to purchase 8,109 shares of our common stock, subject to adjustments, in exchange for an aggregate purchase price of $47,500 paid in cash by each of Alice Ann Corporation and Robert G. Allison.

From October 2016 through January 2017, we issued convertible notes for an aggregate principal balance of $8.1 million and aggregate gross proceeds to the Company of $7.7 million. We also issued to these investors warrants to purchase an aggregate 1,466,110 shares of our common stock, exercisable at the lower of $5.55 per share and 80% of the per share price in our next underwritten public offering, subject to adjustment, and is exercisable for a five-year period.

In December 2016, we entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which we issued to FirstFire a convertible promissory note with an aggregate principal balance of $550,000 (the “FirstFire Note”). FirstFire funded $550,000 of principal due under the FirstFire Note and after giving effect to original issue discount we received gross proceeds of $500,000. The FirstFire Note bears interest at a rate of 5% per annum and is due June 12, 2017. Prior to an event of default, amounts funded under the FirstFire Note are convertible into shares of our common stock at a price equal to the lowest of $5.55 per share or a price per share equal to 80% of the price in our next underwritten public offering. Upon prepayment, we must pay FirstFire an amount equal to: (A) within 30 days of the date of issuance, 105%, (B) between 31 and 60 days of issuance, 110%, (C) between 61 and 120 days of the date of issuance, 115%, (D) between 121 and 150 days of the date of issuance, 125% and (E) thereafter, 135% multiplied by the principal amount.

We also issued to FirstFire warrants to purchase up to 89,110 shares of our common stock at an exercise price equal to the lower of $5.55 per share and 80% of the price in our next underwritten public offering, exercisable for a five-year period. We also granted FirstFire piggy-back registration rights.

On December 23, 2016, we issued a convertible term promissory note to FLMM Ltd. in the amount of $1,440,000, payable in cash (the “FLMM Note”). The FLMM Note is secured by substantially all of the assets of our operating subsidiary, bears interest at a rate of 8% per annum and is payable in full on March 15, 2017. We may not prepay the note without the consent of FLMM. FLMM has the right, at its sole option and discretion, to convert the principal and interest under the FLMM Note into shares of our common stock at a price equal to $7.00 per share. FLMM will also have the right, at its sole option and discretion, to convert the principal and interest under the FLMM Note into shares of our common stock following an offering that results in our common stock being listed on any exchange operated by the Nasdaq Stock Market LLC (an “Uplist Transaction”) at a rate equal to the lower of $7.00 per share and 80% of the per share price in the Uplist Transaction. As consideration for entering into the FLMM Note, we also issued to FLMM a warrant to purchase 64,865 shares of our common stock, exercisable for a five-year period from the date of issuance, at the lower of $5.55 per share and 80% of the per share price in our next underwritten public offering.

On December 22, 2016, we issued a Convertible Term Promissory Note to Jon D and Linda W Gruber Trust (“Gruber”) in the amount of $75,000, payable in cash (the “Gruber Note”). The Gruber Note is unsecured, bears interest at a rate of 8% per annum and is payable in full on March 22, 2017, which may, under certain circumstances, be extended to May 31, 2017. We may not prepay the note without the consent of Gruber. Gruber has the right, at its sole option and discretion, to convert the principal and interest under the Gruber Note into shares of our common stock at $7.00 per share. Gruber will have the right, at its sole option and discretion, to convert the principal and interest under the Gruber Note into shares of our common stock following an offering that results in an Uplist Transaction at a rate equal to the lower of $7.00 per share and 80% of the per share price in the Uplist Transaction. As consideration for entering into the Gruber Note, we also issued to Gruber a warrant to purchase 3,379 shares of common stock, exercisable for a five-year period from the date of issuance, at the lower of $5.55 per share and 80% of the per share price in our next underwritten public offering.

On December 22, 2016, we issued a Convertible Term Promissory Note to Mr. Davis, in the amount of $50,000, payable in cash and bearing interest at a rate of 8% per annum (the “Davis Note”). The Davis Note was payable in full on March 22, 2017. As consideration for entering into the Davis Note, we also issued to Mr. Davis a warrant to purchase 2,253 shares of common stock, exercisable for a five-year period from the date of issuance, at the lower of $5.55 per share and 80% of the per share price in our next underwritten public offering.

On December 22, 2016, we issued a Convertible Term Promissory Note to Mr. Hanson, in the amount of $85,000, payable in cash and bearing interest at a rate of 8% per annum (the “Hanson Note”). The Hanson Note was payable in full on March 22, 2017. As consideration for entering into the Hanson Note, we also issued to Mr. Hanson a warrant to purchase 3,829 shares of common stock, exercisable for a five-year period from the date of issuance, at the lower of $5.55 per share and 80% of the per share price in our next underwritten public offering.

On December 29, 2016, we entered into a Demand Promissory Note agreement for $250,000 with Davis & Associates, Inc., a company owned by James L. Davis, a director of the Company. We repaid the Demand Promissory Note on the same day.

On January 5, 2017, we issued to Vista Partners, LLC a convertible note with a principal balance of $120,000 under the same terms as the convertible notes that we issued between October 2016 through January 2017, described above. Pursuant to this agreement, we also issued to Vista Partners, LLC a warrant to purchase 19,460 shares of our common stock, exercisable for a five-year period from the date of issuance, at the lower of $5.55 per share and 80% of the per share price in our next underwritten public offering.

On January 24, 2017, we entered into an Amended and Restated Term Promissory Note with Mr. Davis, pursuant to which we and Mr. Davis agreed to consolidate certain debt due to Mr. Davis, including certain notes as indicated above, into a single note due April 30, 2018 in the principal amount of $896,243. The note is unsecured and bears interest at a rate of 7% per annum with all principal and accrued interest due and payable at the close of business on April 30, 2018.

On January 24, 2017, we entered into an Amended and Restated Term Promissory Note with Mr. Hanson, pursuant to which we and Mr. Hanson agreed to consolidate certain debt due to Mr. Hanson, including certain notes as indicated above, into a single note due April 30, 2018 in the principal amount of $1,973,735. The note is unsecured and bears interest at a rate of 8% per annum with all principal and accrued interest due and payable at the close of business on April 30, 2018.

Other Debt

We have relied upon Messrs. Davis and Hanson to provide short-term funding through the issuance of debt to such directors. See Note 12 “Related Party Transactions” to the accompanying consolidated financial statements for additional information regarding debt issuances to Messrs. Davis and Hanson. There can be no assurance that Messrs. Hanson and Davis will continue to provide such funding in the future.

Warrant Exercises

During the year ended December 31, 2016, warrants to purchase 512,693 shares of common stock were exercised by the holders for aggregate proceeds to the Company of $1.6 million. We issued 384,505 shares of common stock pursuant to these warrant exercises. Refer to Note 10 “Shareholders’ Deficit” to the accompanying consolidated financial statements for more information related to our warrant activity for the year ended December 31, 2016.

Cash Flow

Operating Activities

Net cash used in operating activities for the year ended December 31, 2016 was $9.5 million, compared to $7.4 million for 2015. Our net loss for the year ended December 31, 2016 was $15.2 million, which is $3.1 million less than our net loss of $18.3 million for 2015, although when adjusted for non-cash charges in our statement of operations, our cash used in operating activities before changes in operating assets and liabilities decreased by approximately $279,000 comparing the two periods.

Our accounts receivable increased by $2.4 million and approximately $389,000 for the years ended December 31, 2016 and 2015, respectively. The significant increase in accounts receivable during the year ended December 31, 2016 was due to an overall increase in our revenues and billings. Changes in working capital also included an increase in deferred commissions during the year ended December 31, 2016 and 2015 of approximately $15,000 and $35,000, respectively, related to the commissions we paid to our sales staff. Prepaid expenses increased approximately $28,000 for the year ended December 31, 2016 primarily due to maintenance and support contracts and decreased approximately $370,000 during the year ended December 31, 2015 primarily a result of an increase in capitalized leases for prepaid items such as software maintenance and technology licensed from third parties. Our deferred revenue balance decreased by approximately $346,000 for the year ended December 31, 2016 compared with an increase of approximately $190,000 for the year ended December 31, 2015. For the year ended December 31, 2016, the decrease primarily related to the amortization into revenue amounts due under long-term contracts while the increase for the year ended December 31, 2015 primarily related to billings received in advance of revenue recognition criteria being met.

Our accounts payable balance increased during the year ended December 31, 2016 by $1.3 million, compared to an increase of approximately $444,000 during the year ended December 31, 2015. The increase in accounts payable during the year ended December 31, 2016 was primarily due to purchases of software licenses and amounts incurred for offering costs which had not been paid as of December 31, 2016. The increase in accounts payable during the year ended December 31, 2015 was primarily due to having incurred significant fees related to completing our equity offerings and other professional fees associated with completing our year-end audit. Accrued expenses increased during the year ended December 31, 2016 and 2015 by approximately $74,000 and $20,000, respectively, primarily as a result of an increase in accruals for various related operating costs incurred but unpaid at the end of both periods presented. Accrued interest expense increased during the year ended December 31, 2016 by approximately $43,000 compared to $289,000 for the year ended December 31, 2015. The increases in accrued interest for the year ended December 31, 2016 and 2015 were primarily due to an increase in our outstanding indebtedness, partially offset by amounts repaid during the year.

Investing Activities

Cash used in investing activities during the year ended December 31, 2016 and 2015 totaled approximately $38,000 and $135,000, respectively. These purchases were primarily part of hardware and software upgrades to our data centers where we host our SaaS cloud based platforms for our clients and computers for our employees. Based on future growth, we may be required to make additional investments in our data centers.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 was $9.5 million compared to $7.5 million for the year ended December 31, 2015.

Excluding approximately $300,000 of debt issuance costs paid during the year ended December 31, 2016, our borrowings during the year ended December 31, 2016 and 2015 totaled $12.5 million and $1.2 million, respectively. The funds received during the year ended December 31, 2016 came from Messrs. Hanson and Davis as well as several other investors pursuant to convertible note offerings, while funds received during the year ended December 31, 2015 came from Messrs. Hanson and Davis. The funds were primarily used for working capital and debt service purposes for the year ended December 31, 2016 and working capital purposes during the year ended December 31, 2015. We repaid $5.3 million on notes payable during the year ended December 31, 2016 and approximately $198,000 in principal payments related to installments payments on an outstanding note payable during the year ended December 31, 2015. During the year ended December 31, 2016 and 2015, we made principal payments on capital leases totaling approximately $402,000 and $204,000, respectively. We also borrowed approximately $69,000 and $113,000 on a bank loan during the year ended December 31, 2016 and 2015, respectively, while making principal payments against bank loans totaling approximately $96,000 and $105,000 during the years ended December 31, 2016 and 2015, respectively.

During the year ended December 31, 2016 and 2015, we issued shares of our common stock and issued five-year warrants to purchase shares of our common stock in a private placement as well as shares for professional services and other purposes. Net proceeds to us related to the issuance of shares of our common stock, after offering costs, were $1.4 million for the year ended December 31, 2016 and approximately $256,000 for the year ended December 31, 2015. During the years ended December 31, 2016 and 2015, we also received $1.6 million and $1.3 million, respectively, pursuant to the exercise of warrants. We received $5.2 million pursuant to sales of Series C Preferred Stock during the year ended December 31, 2015.

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

Refer to the information contained under the heading “Litigation” in Note 7 “Commitments and Contingencies” to the accompanying notes to the consolidated financial statements for additional information regarding these contingencies.

INFLATION

Many of our contracts with our clients are for periods of 12 to 36 months, with no provisions designed to mitigate the adverse impact of inflation. We may be adversely impacted by inflation as a result of the lack of these provisions.

OFF BALANCE SHEET ARRANGEMENTS

We had no off-balance sheet arrangements as of December 31, 2016 or 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements beginning on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to establish and maintain disclosure controls and procedures as defined in subparagraph (e) of that rule. Management is required to evaluate, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of each fiscal quarter. As described below, management has identified a material weakness in our internal control over financial reporting and management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of December 31, 2016. Management believes that the consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act and as set forth below. Under Rule 13a-15(c), management must evaluate, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness, as of the end of each calendar year, of our internal control over financial reporting. The term internal control over financial reporting is defined as a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

(2)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In the course of preparing this Annual Report on Form 10-K and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to the material weakness in internal control over financial reporting described below.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As part of our evaluation of internal control over financial reporting as described above, management concluded that we do not have adequate controls in place to ensure complex financial instruments are properly accounted for and reported in our financial statements. The ineffectiveness of the design, implementation and operation of the controls surrounding these instruments create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, our management concluded that this deficiency represents a material weakness in our internal control over financial reporting as of December 31, 2016.

Changes in Internal Control over Financial Reporting

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On February 21, 2017, we entered into an Executive Employment Agreement, effective February 21, 2017 (the “Employment Agreement”) with Bryan D. Meier, our Executive Vice President and Chief Financial Officer. The term of the Employment Agreement is for one year with automatic annual renewals. Under the Employment Agreement, Mr. Meier will receive an annualized base salary of $230,000, in accordance with our standard payroll practices, and is eligible for performance-based cash bonuses in the discretion of our Board of Directors and its compensation committee.  In addition, Mr. Meier has been offered our standard employee benefits for health, dental and life and disability insurance.

On February 22, 2017, we entered into an agreement with Michael J. Hanson, one of our directors, in connection with the Line of Credit. Pursuant to the agreement, Mr. Hanson agreed to convert, upon consummation of the Offering, the principal amount of $678,947 of indebtedness outstanding under the Line of Credit into shares of our common stock at a conversion price-per-share equal to the public offering price-per-share in the Offering. As consideration for this conversion, we agreed to issue to Mr. Hanson, upon consummation of the Offering, five-year warrants to purchase 135,789 shares of our common stock, at an exercise price equal to the public offering price-per-share in the Offering.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Management

The table below sets forth the name, age and position of each of our current directors and executive officers.

Name	Age	Positions
Jeffrey C. Mack	63	Chief Executive Officer, President and Director (Chairman)
Bruce Whitmore	54	Executive Vice President and Chief Information Officer
Lawrence C. Blaney	59	Executive Vice President of Sales
Bryan D. Meier	55	Executive Vice President and Chief Financial Officer
Darin P. McAreavey	48	Director
Michael J. Hanson	57	Director
James L. Davis	72	Director
Rod Jardine	46	Director
Ruth Owades	68	Director
Liyuan Woo	45	Director
James J. Spencer	53	Director
Robin S. O’Connell	46	Director

The biographies of the above-identified individuals are set forth below:

Jeffrey C. Mack is our Chief Executive Officer, President and Director (Chairman), and has served in such capacities since our inception. He has also served in identical capacities at our subsidiary since our subsidiary’s inception. Mr. Mack has significant experience building and managing companies of all sizes and across a variety of industries. Prior to joining our company, Mr. Mack served as a consultant to multiple small businesses, including a business engaged in the sale of banking technology and related services. From January 2003 to September 2008, Mr. Mack served as Chairman, CEO and President of Wireless Ronin Technologies, Inc., a leader in dynamic digital signage. In January 1990, Mr. Mack founded and became Chairman, CEO and President of Arcadia Financial Ltd. (formerly known as Olympic Financial Ltd.), one of the largest independent providers of automobile financing in the United States. Prior to founding Arcadia Financial, Mr. Mack served as an executive in the commercial banking industry for 17 years.

Bruce Whitmore is our Executive Vice President and Chief Information Officer, and has served in such capacities since January 2015. Mr. Whitmore served as CTO at SkyBridge Americas from June 2013 to January 2015. Prior to working for SkyBridge Americas, Mr. Whitmore served as Head of Information Technology and Executive Consultant for KDV Ltd from January 2011 to June 2013. From January 2008 to January 2011, Mr. Whitmore held various IT roles at Carlson Companies. From 1992 to 1997, Mr. Whitmore also held various IT roles within United Health Care Group Corporation. Mr. Whitmore earned a Bachelor of Science, Strategic Management of Information Technology Cardinal Stritch University.

Lawrence C. Blaney is our Executive Vice President of Sales, and has served in such capacity since June 2010. He has also served in identical capacity at our subsidiary since June 2010. He has a successful track record of building high-performance global sales and marketing organizations. Prior to joining our company, Mr. Blaney served as Senior Vice President of Development at Wireless Ronin Technologies, Inc. From 1998 to 2008, Mr. Blaney was the Vice President of Sales and Marketing at Richardson Electronics, a global custom solutions company. During his tenure at Richardson, he helped realign the sales force by creating a vertical market strategy focusing on financial institutions. Richardson Electronics saw a growth in sales from $35 million to $95 million under his management. In 1990, Mr. Blaney formed a startup systems integration company focusing on selling hardware and software to large financial institutions, which included major U.S. exchanges and international banks. Mr. Blaney sold his company to Richardson Electronics in 1998.

Bryan D. Meier is our Executive Vice President and Chief Financial Officer, and has served in such capacities since March 2016. He oversees our corporate finance, accounting, investor relations, contract management and reporting. He also works with our executive team to identify opportunities to drive corporate value and long-term financial success. Mr. Meier has more than 25 years of experience in numerous CFO positions from startups to $4 billion corporations. From June 2014 to November 2015, Mr. Meier served as CFO for Recovery Technology Solutions, Inc. From 2013 to 2014 Mr. Meier was CFO at TT Electronics PLC. Mr. Meier was Vice President and CFO of Phoenix Solar, Inc. from 2010 to 2012 in San Francisco.

Darin P. McAreavey is a director of our company and has served in such capacity since February 2016. From April 2014 to February 2016, Mr. McAreavey served as our Chief Financial Officer and Executive Vice President. Prior to that, Mr. McAreavey served as the Senior Vice President and CFO at Wireless Ronin Technologies, Inc. since March 2009. Prior to working for Wireless Ronin, Mr. McAreavey served as CFO for Xiotech Corporation from September 2007 to March 2009. From February 2007 to September 2007, Mr. McAreavey worked for Global Capacity Group as its CFO. In addition, Mr. McAreavey worked for Stellent, Inc. as CFO, Executive Vice President and Treasurer from May 2006 to February 2007 and as the Corporate Controller from September 2004 to May 2006. Mr. McAreavey held several management level finance positions, including director of Finance, at Computer Network Technology from August 1995 to September 2004. From November 1993 to August 1995, Mr. McAreavey was a Supervising Senior for KPMG LLP. Mr. McAreavey began his professional career as a Senior Accountant at Eide Helmeke & Co. from July 1991 to November 1993 and earned a Master of Business Administration degree in 1998 from the University of Saint Thomas.

Michael J. Hanson is a director of our company, and has served in such capacity since March 2014. In addition, he has served as a director of our subsidiary since its inception. Mr. Hanson has served as President and CEO of Hunt Electric Corporation since 1996. He began his career at Hunt in 1985 as an Assistant Project Manager and worked his way up through various senior and executive roles until he was promoted to his current position. He became Hunt’s majority stockholder in 2001. Mr. Hanson serves as the Governor of the St. Paul Chapter of the National Electrical Contractors Association. He is also a Representative and President of the Federated Electrical Contractors. He currently serves as a Trustee for Dunwoody College of Technology.

James L. Davis is a director of our company, and has served in such capacity since March 2014. In addition, he has served as a director of our subsidiary since its inception. Mr. Davis is the President of Davis & Associates, Inc., which he founded more than 30 years ago. Davis & Associates represents the leading edge lighting and controls manufacturer, providing lighting and controls solutions for customers in the upper Midwest. Mr. Davis is also a private investor and has served as a director on both private and public company boards for more than 20 years. He is currently a director of ProUroCare Medical Inc., a publicly held medical device manufacturer.

Rod Jardine is a director of our company, and has served in such capacity since February 2015. He is currently President of Agile CxO, Inc., an IT management company that helps companies align their IT roadmaps and architecture to business strategy. Mr. Jardine has worked with large payors to change the way they identify risk, manage revenue, maintain compliance, and enhance performance for commercial risk adjustment. Prior to Agile CxO, Mr. Jardine was CIO at TMG Health, where he successfully led the production rollout and implementation of their Medicare platform, TMG Core. Previously, he held executive leadership roles at UnitedHealth Group (UHG), where he led the development of myCustomHealth, their private retiree health exchange. Mr. Jardine was also responsible for UHG’s health services web/consumer engagement strategy and was the chief architect for its $10 billion health services division, OptumHeath, where he guided the development and implementation of the division’s IT enterprise systems.

Ruth Owades is a director of our company, and has served in such capacity since June 2016. In 1988, Ms. Owades founded Calyx & Corolla, a fresh flower catalog and website, and had served as its Chief Executive Officer and Chairman from inception through 2000, at which time that company was sold to an investor group. From 1979 to 1987, Ms. Owades served as the Chief Executive Officer of Gardener’s Eden, a gardening tools, furniture and accessories company that was founded by Ms. Owades. In 1983, Gardener’s Eden was purchased by Williams-Sonoma. Ms. Owades currently serves on the board of directors of Northern Trust Western Region, Ultra Capital, diaTribe Foundation and Technion—the Israel Institute of Technology, and previously served as a director of Armstrong World Industries, Deckers Outdoor Corporation, J. Jill Group, Newsy, and Providian Financial. Ms. Owades is a graduate of Scripps College and earned an MBA degree from Harvard Business School, and was recognized by her alma maters with the Distinguished Alumna Award from Scripps and the Alumni Achievement Award from Harvard Business School. Ms. Owades has served on the Board of Dean’s Advisors for Harvard Business School and is a Life Trustee of Scripps College. In 2009, Ms. Owades was presented with the Fulbright Lifetime Achievement Medal in Washington D.C. Ms. Owades provides advisory and mentoring services to early stage companies, including helping management establish progress milestones, finalize funding strategies, analyze consumer behavior trends, and explore joint ventures and alternate revenue streams.

Liyuan Woo is a director of our company and has served in such capacity since August 2016. From April 2013 through February 2016, Ms. Woo served as the Chief Financial Officer of Bebe Stores, Inc., a publicly traded fashion retail company, and was responsible for all aspects of operations including finance, investor relations, strategic corporate development, supply chain, real estate and construction, legal and loss preventions. From August 2010 to June 2014, Ms. Woo served as Bebe Stores’ Principal Accounting Officer and Vice President Corporate Controller and advised the board of directors of Bebe Stores on various strategic matters, including alternative financings, repurchasing and structuring solutions. From September 2004 to July 2010, Ms. Woo held a Senior Manager position with Deloitte & Touche LLP in its M&A Transaction Services Group and advised private equity firms as well as public and private companies during M&A transactions, initial public offerings and growth initiatives for the technology, consumer, life science, and financial services industries. From September 1997 to September 2004, Ms. Woo served as an Audit Manager at Deloitte. Ms. Woo had served on the board of directors of Dress For Success San Francisco, an organization with mission to assist underprivileged women.

James J. Spencer is a director of our company and has served in such capacity since August 2016. In 2008, Mr. Spencer founded Newsy (Newsy.com), an early mobile, OTTV and online video news service that was acquired by the E.W. Scripps Company in 2014. Mr. Spencer served as the President and Chief Executive Officer of Newsy from 2008 to 2016, and as its Chairman of the board of directors from 2008 until the sale of the company in 2014. From 1999 to 2001, Mr. Spencer served as a Vice President of Content at Ask.com (formerly known as Ask Jeeves), where he was responsible for all search queries and helped guide the company to be the 15th most trafficked website and through a successful initial public offering. From 1997 to 1998, Mr. Spencer served as the General Manager of News and Information Programming at AOL Inc., a mass media content provider, where he advanced the content, business and partnership operations for one of AOL’s major business units. From 1995 to 1997, Mr. Spencer served as an executive director of partnerships for NBC. From 1990 to 1995, Mr. Spencer served as the General Manager of New Media at Multimedia, Inc. prior to its sale to Gannett Company, Inc. Mr. Spencer currently serves as a board member on the Reynolds Journalism Institute’s Investment Committee and The Missouri Innovation Center’s Accelerator Investment Committee.

Robin S. O’Connell is a director of our company and has served in such capacity since August 2016. Since September 2015, Mr. O’Connell has been serving as the Executive Vice President Head of Growth & Partnerships of Uphold, Inc., a cloud-based financial service provider, where he is responsible for revenue generation through B2B partnerships with large multinational corporations and international trading organizations. From January 2014 to August 2015, Mr. O’Connell served as Vice President Business Development of Worldpay, Inc., a payment processing company publicly traded on the London Stock Exchange, where he led all new e-commerce business development activity in North America for large international businesses. From July 2010 to December 2013, Mr. O’Connell served as Vice President Business Development of BetterFinance, Inc. (formerly Billfloat, Inc.) and led business development and account management for venture-backed alternative lending start-up. From October 2006 to June 2010, Mr. O’Connell served as Vice President Business Development of Billeo, Inc., where he was responsible for sales & business development for venture-backed bill payment and e-commerce start-up. From 2000 to 2006, Mr. O’Connell served in various capacities at Visa, including as a Director, Product Development and Management, where he managed the Visa Bill Payment Initiative, led Visa’s Bill Payment Steering Committee and managed a cross-functional team responsible for all marketing, merchant sales and product development activities.

Under our Bylaws, all of our directors serve until their successors are elected and qualified for terms expiring upon the next annual meeting of our stockholders.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focuses primarily on the industry and transactional experience, and other background, in addition to any unique skills or attributes associated with a director. With regard to Mr. Mack, the Board of Directors considered his significant experience, expertise and background with regard to our business and his prior experience as a chief executive for other business enterprises. With respect to Mr. McAreavey the Board of Directors considered his extensive experience with the business of our company. With regard to Mr. Hanson, the Board of Directors considered his extensive experience with the business of our company since its inception. With regard to Mr. Davis, the Board of Directors considered his background and experience as an investor in many different businesses, together with his prior experience serving on the boards of public companies. With regard to Mr. Jardine, the Board of Directors considered his extensive knowledge and experience in helping very large enterprises leverage technology in order to drive organic growth.

Letter Agreement with Aracle SPF IV, LLC

On March 31, 2016, we entered into a letter agreement with Aracle SPF IV, LLC in connection with a securities purchase agreement that we entered into with them on the same date. Pursuant to the letter agreement, we are required to appoint a new independent director to our Board of Directors and/or an advisory board member to be referred to us by Aracle and subject to our management’s express prior approval. Aracle’s right to appoint a director to our Board of Directors and/or an advisory board member survives for two years through March 31, 2018. As of the date of this Annual Report on Form 10-K, we have not appointed any director referred to us by Aracle.

Director Independence

Our Board of Directors will periodically review relationships that directors have with our company to determine whether the directors are independent. For purposes of determining director independence, we have applied the definition of ”independent director” set forth in Nasdaq Rule 5605(a)(2), which provides that an “independent director” is a person, other than an executive officer or employee of the company or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The OTCQB Marketplace, on which shares of our common stock are quoted, does not have any director independence requirements.

Under Nasdaq Rule 5605(b)(1), which will apply to us from the date on which our common stock is listed for trading on the Nasdaq Capital Market, a majority of the board of directors of a company must be comprised of independent directors within the meaning of Nasdaq Rule 5605(a)(2). As of the date of this Annual Report on Form 10-K, our Board of Directors has determined that five of our nine directors, Rod Jardine, Ruth Owades, Liyuan Woo, James J. Spencer and Robin S. O’Connell, are “independent” within the meaning of Nasdaq Rule 5605(a)(2). We expect to continue to be in compliance with the independence requirement under Nasdaq Rule 5605(b)(1) on the date on which our common stock is listed for trading on the Nasdaq Capital Market.

Board Committees

On August 19, 2016, our Board of Directors approved the reconstitution of our audit committee, corporate governance committee and executive committee and the establishment of a compensation committee. Each committee consists of the following members:

Name	Audit		Compensation		Corporate Governance		Executive		Independent Directors
Jeffrey C. Mack							X	*
Darin P. McAreavey							X
Michael J. Hanson							X
James L. Davis			X				X
Rod Jardine	X								X
Ruth Owades			X		X	*			X
Liyuan Woo	X	*			X				X
James J. Spencer	X				X				X
Robin S. O’Connell			X	*	X				X

*committee chairperson

Audit Committee

Our audit committee currently consists of the following independent directors: Rod Jardine, Liyuan Woo and James J. Spencer. Liyuan Woo is the chairperson of our audit committee and is considered to be a “financial expert” as that term is defined in Nasdaq Rule 5605(c)(2).

The duties and responsibilities of our audit committee include (i) selecting, evaluating and, if appropriate, replacing our independent registered accounting firm, (ii) reviewing the plan and scope of audits, (iii) reviewing our significant accounting policies, any significant deficiencies in the design or operation of internal controls or material weakness therein and any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, (iv) overseeing related auditing matters and (v) approving, as the case may be, any transactions or courses of dealing with related parties that are required to be disclosed pursuant to Item 404 of Regulation S-K, which is the SEC’s disclosure rules for certain related-person transactions.

Corporate Governance Committee

Our corporate governance committee currently consists of the following independent directors: Ruth Owades, Liyuan Woo, James J. Spencer and Robin S. O’Connell. Ruth Owades is the chairperson of our corporate governance committee.

The duties and responsibilities of our corporate governance committee include making decisions relating to board composition, director qualifications standards, selection of the Chairman of the Board of Directors and the Chief Executive Officer, director responsibilities and the committees of the Board of Directors.

Executive Committee

Our executive committee currently consists of the following directors: Jeffrey C. Mack, Darin P. McAreavey, Michael J. Hanson and James L. Davis. Jeffrey C. Mack is the chairperson of our executive committee.

Compensation Committee

The duties and responsibilities of our compensation committee include reviewing and approving our compensation strategy, philosophy, policies and programs; reviewing and discussing management’s assessment of the material risks associated with our employee compensation structure, policies and programs; determination of the compensation of our directors; reviewing and making recommendations to our Board of Directors with respect to our incentive compensation, equity-based and pension plans; and reviewing and making recommendations to our Board of Directors with respect to executive officer and director indemnification and insurance matters.

Our compensation committee consists of the following directors: James L. Davis, Ruth Owades and Robin S. O’Connell. Robin S. O’Connell is the chairperson of our compensation committee. Our Board of Directors determined that, even though Mr. Davis is not considered “independent” within the meaning of Nasdaq Rule 5605(a)(2), it is imperative and in the best interests of our company and our stockholders that Mr. Davis be appointed as a member of the compensation committee for a period of not more than two years from the date on which our common stock is listed for trading on the Nasdaq Capital Market, in light of the fact that Ruth Owades and Robin S. O’Connell have only recently joined our Board of Directors and that Mr. Davis has been our director since 2014 and is therefore very familiar with our historical executive compensation decisions, policies and practices and is also an experienced local investor and businessman that is familiar with the local market in Minneapolis where our company maintains its principal place of business. For these reasons, our Board of Directors has determined that Mr. Davis can provide our compensation committee with a unique perspective for compensation-related decisions during a period not exceeding two years or until such time as our Board of Directors determines that the appointment of Mr. Davis to our compensation committee is no longer necessary. Mr. Davis is not an executive officer or employee or a family member of an executive officer. Mr. Davis is our director and a security holder. As of February 13, 2017, Mr. Davis beneficially owned 33.97% of our common stock.

Code of Ethics

On February 12, 2014, we adopted a code of ethics that governs the conduct of our officers, directors and employees in order to promote honesty, integrity, loyalty and the accuracy of our consolidated financial statements. A copy of our code of ethics may be found on our website at www.cachetfinancial.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons considered to be beneficial owners of more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company or publicly filed by its officers and directors and others, the Company believes that all such filings were filed on a timely basis for fiscal year 2016, with the exceptions noted below:

Mr. Davis filed seven late reports in connection with warrants issued pursuant to various notes payable agreements. Mr. Hanson filed six late reports in connection with warrants issued pursuant to various notes payable agreements. Ms. Woo and each of Messrs. Spencer and O’Connell filed two late reports, one of which in connection with becoming an insider as a result of their appointments to our Board of Directors in August 2016 and one report each in connection with stock options received by such directors.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the cash and non-cash compensation awarded to or earned by our principal executive officer and our three executive officers serving at the end of the last completed fiscal year. For purposes of this report, these individuals are collectively the “named executives” of the Company.

Name/Title	Year	Salary $	Bonus $	Option Awards $(1)		Other Annual Compensation $		Total
Jeffrey C. Mack	2016	314,792	—	59,115	(2)	16,408	(3)	$390,315
Chairman of the Board of Directors and	2015	290,000	20,000	125,376	(4)	17,836	(5)	$453,212
Chief Executive Officer	2014	262,917	8,000	75,634	(6)	13,200	(7)	$359,751

Bruce Whitmore	2016	220,000	—	25,335	(8)	—		$245,335
Chief Information Officer and Executive	2015	196,108	—	46,803	(9)	—		$242,911
Vice President	2014	—	—	—		—		—

Lawrence C. Blaney	2016	220,000	—	—		7,800	(7)	$227,800
Executive Vice President of Sales & Marketing	2015	220,000	—	35,589	(10)	7,800	(7)	$263,389
	2014	188,750	—	28,146	(11)	7,800	(7)	$224,696

Bryan D. Meier	2016	191,667	—	40,850	(12)	—		232,517
Executive Vice President and Chief Financial Officer	2015	—	—	—		—		—
	2014	—	—	—		—		—

Darin P. McAreavey	2016	27,870	—	54,048	(13)	750	(7)	$82,668
Former Chief Financial Officer and Executive Vice President	2015	230,000	—	39,180	(14)	5,250	(7)	$274,430
	2014	163,449	—	124,954	(15)	—		$288,403

(1)	The amounts in this column represent the aggregate grant date fair value with respect to stock options granted in the years indicated, including the incremental grant date fair value of any stock options repriced during the years indicated. The fair value was calculated in accordance with stock-based accounting rules (ASC 718).

(2)	Includes the aggregate grant date fair value of $59,115 with respect to stock options granted to Mr. Mack.

(3)	Amount represents vehicle lease of $12,844 and life insurance of $3,564.

(4)	Includes the aggregate grant date fair value of $125,376 with respect to stock options granted to Mr. Mack.

(5)	Amount represents car allowance $6,600, vehicle lease $8,563 and life insurance $2,673.

(6)	Includes the aggregate grant date fair value of $60,402 with respect to stock options granted to Mr. Mack, and the incremental grant date fair value of $15,232 with respect to stock options that were repriced.

(7)	Amount represents car allowance.

(8)	Includes the aggregate grant date fair value of $25,335 with respect to stock options granted to Mr. Whitmore.

(9)	Includes the aggregate grant date fair value of $46,803 with respect to stock options granted to Mr. Whitmore.

(10)	Includes the aggregate grant date fair value of $35,589 with respect to stock options granted to Mr. Blaney.

(11)	Includes the aggregate grant date fair value of $23,475 with respect to stock options granted to Mr. Blaney, and the incremental grant date fair value of $4,671 with respect to stock options that were repriced.

(12)	Mr. Meier became our Executive Vice President and Chief Financial Officer effective March 1, 2016. Includes the aggregate grant date fair value of $40,850 with respect to stock options granted to Mr. Meier.

(13)	Includes the aggregate grant date fair value of $54,048 with respect to stock options granted to Mr. McAreavey. Mr. McAreavey became our Executive Vice President and Chief Financial Officer effective April 3, 2014. He resigned his positions as Chief Financial Officer and Executive Vice President effective as of February 7, 2016.

(14)	Includes the aggregate grant date fair value of $39,180 with respect to stock options granted to Mr. McAreavey.

(15)	Includes the aggregate grant date fair value of $111,025 with respect to stock options granted to Mr. McAreavey, and the incremental grant date fair value of $13,929 with respect to stock options that were repriced.

Outstanding Equity Awards at Fiscal Year End

As of December 31, 2016, we had outstanding equity awards as follows:

	Option Awards
Name	Number of securities underlying unexercised options (# exercisable)	Number of securities underlying unexercised options (# unexercisable)		Equity Incentive Plan Awards: Number of securities underlying unearned options	Option exercise price ($)	Option expiration date
	2,084				60.00	2/10/2020
	7,777	15,557	(1)		6.15	1/12/2021
Jeffrey C. Mack	38,167				22.50	12/15/2019
	21,333	10,667	(2)		12.45	9/24/2020
	7,500				22.50	2/20/2018
	5,000				22.50	5/16/2020
	3,334	1,666	(4)		12.45	9/24/2020
Bruce Whitmore(3)	7,778	3,889	(5)		22.50	1/5/2020
	3,333	6,667	(6)		6.15	1/12/2021
	584				60.00	11/10/2020
	1,250				60.00	1/6/2020
Lawrence C. Blaney	14,834				22.50	12/15/2019
	3,834				22.50	2/20/2018
	6,056	3,028	(7)		12.45	9/24/2020
Bryan Meier(8)	5,555	11,112	(9)		5.77	3/4/2021

(1)	Options vest to the extent of 7,778 shares as of January 12, 2017 and the remaining 7,779 shares on January 12, 2018.

(2)	Options vest to the extent of 10,667 shares on September 24, 2017.

(3)	Mr. Whitmore became our Executive Vice President and Chief Information Officer effective January 5, 2015.

(4)	Options vest to the extent of 1,666 shares on September 24, 2017.

(5)	Options vest to the extent of 3,889 shares on January 5, 2017.

(6)	Options vest to the extent of 3,333 shares on January 12, 2017 and the remaining 3,334 shares on January 12, 2018.

(7)	Options vest to the extent of 3,028 shares on September 24, 2017.

(8)	Mr. Meier became our Executive Vice President and Chief Financial Officer effective March 1, 2016.

(9)	Options vest to the extent of 5,556 shares on March 4, 2017 and the remaining 5,556 shares on March 4, 2018.

Employment and Change-In-Control Agreements

We employ Jeffrey C. Mack, our President and Chief Executive Officer, at an annual base salary of $335,000 effective June 1, 2016. We employ Bruce Whitmore, our Executive Vice President and Chief Information Officer, Lawrence C. Blaney, our Executive Vice President of Sales, and Bryan D. Meier, our Executive Vice President and Chief Financial Officer, at annual base salaries of $220,000, $220,000 and $230,000, respectively, effective January 1, 2016 or for Bryan D. Meier, the effective hire date of March 1, 2016. We have employment agreements with all of the above-named executives.

Employment Agreements with Jeffrey C. Mack, Lawrence C. Blaney, Bruce Whitmore and Bryan D. Meier

The employment agreement with each of Mr. Mack and Mr. Blaney was entered into on April 1, 2014. The employment agreement with Mr. Whitmore was entered into on January 5, 2015 and has a one-year term that renews automatically unless either party provides the other with at least 60 days’ prior written notice. The employment agreement with Mr. Meier was entered into on February 21, 2017, although his employment with us had previously commenced according to the terms of an employment offer letter on March 1, 2016. At the discretion of the Board of Directors, the base salary of each executive may be increased, but not decreased. Each employment agreement provides the executive with the right to participate in our benefit plans, policies and programs as those plans, policies and programs are made available to our similarly situated executives. In addition, each employment agreement provides the executive with vacation/paid time off per year as specified in each agreement.

The employment agreements will terminate upon the death or disability, as defined in the agreement, of the executive. In addition, we can terminate the employment agreement with an executive for cause, as defined in the agreement, and the executive can terminate the employment agreement for good reason, as defined in the agreement.

The employment agreements obligate us to pay severance to the executives in the event that we terminate their agreement without cause or if an executive terminates their agreement with good reason. We will also be obligated to make severance payments if each of the following conditions are met: (i) there is a change in control of our company, as defined in the agreement, (ii) the executive is employed on a full-time basis at the time of the change in control, and (iii) the executive’s employment is terminated (including the executive’s own termination of employment with good reason) other than as a result of death, disability or cause. The severance payment will be equal to 12 months of base salary at the time of termination. In addition, if the event giving rise to the severance payment is a change in control, then the executive will be entitled to receive a “severance bonus” in an amount equal to twice the bonus earned by that executive for the prior fiscal year. In the case of a termination without cause other than in connection with a change in control, then the executive will be entitled to receive a “severance bonus” in an amount equal to the bonus earned by that executive for the prior fiscal year. No such severance bonus is permitted to exceed two times or one time, as applicable, the maximum bonus target for that executive for the prior fiscal year. As a condition to receiving any severance payments or severance bonus, an executive must execute and deliver a full separation agreement and release in form acceptable to us. All severance payments will be made in monthly installments, beginning on the date that is 30 days after the event resulting in the obligation to make severance payments, over the life of non-competition period specified in the executive’s employment agreement. The employment agreements require that severance bonus payments be made in a lump sum within 30 days after the event resulting in the obligation to make severance payments.

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

In addition, in connection with the commencement of Mr. Meier’s employment, we granted to Mr. Meier a stock option for the purchase of up to 16,667 shares at a price of $5.775 per share under our current stock incentive plan. A total of 5,555 shares purchasable under the option vested immediately on March 4, 2016, 5,556 shares will vest on March 4, 2017 and the remaining 5,556 shares will vest on March 4, 2018, so long as Mr. Meier remains our employee.

Compensation of Directors

We have not in the past paid cash compensation to our directors for their service on the Board of Directors. Currently, we have no current plans to pay cash compensation to members of our Board of Directors for their services on our board. As we seek to expand our Board of Directors and add independent directors, we do, however, expect to change this policy. In the past, we have issued stock options to our non-employee directors. Accordingly, we may issue stock options to other non-employee directors in the future, on terms to be determined by our Board of Directors.

The following table sets forth information regarding compensation of our directors during the year ended December 31, 2016:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)		Total ($)
Michael J. Hanson	—	—		—
James L. Davis	—	—		—
Rod Jardine	—	—		—
Ruth Owades	—	20,640	(1)	20,640
Liyuan Woo	—	33,359	(2)	33,359
James J. Spencer	—	33,359	(3)	33,359
Robin S. O’Connell	—	33,359	(4)	33,359

(1)	On July 18, 2016, we issued options to Ms. Owades for the purchase of 8,000 shares at a purchase price of $5.10 per share. Of these options, 2,667 vested immediately and the remaining 5,333 vest equally on July 18, 2017 and July 18, 2018, such options expire five years from the date of grant.

(2)	On August 17, 2016, we issued options to Ms. Woo for the purchase of 8,000 shares at a purchase price of $7.85 per share. Of these options, 2,667 vested immediately and the remaining 5,333 vest equally on August 17, 2017 and August 17, 2018, such options expire five years from the date of grant.

(3)	On August 17, 2016, we issued options to Mr. Spencer for the purchase of 8,000 shares at a purchase price of $7.85 per share. Of these options, 2,667 vested immediately and the remaining 5,333 vest equally on August 17, 2017 and August 17, 2018, such options expire five years from the date of grant.

(4)	On August 17, 2016, we issued options to Mr. O’Connell for the purchase of 8,000 shares at a purchase price of $7.85 per share. Of these options, 2,667 vested immediately and the remaining 5,333 vest equally on August 17, 2017 and August 17, 2018, such options expire five years from the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 201(d) of Regulation S-K is hereby incorporated by reference to Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities above.

As of February 13, 2017, we had outstanding 3,168,588 shares of common stock. Each share of common stock is currently entitled to one vote on all matters put to a vote of our stockholders. The following table sets forth the number of common shares, and percentage of outstanding common shares, beneficially owned as of February 13, 2017, by:

●	each person known by us to be the beneficial owner of more than five percent of our outstanding common stock;

●	each of our current directors;

●	each of our current executive officers and any other persons identified as a “named executive” in the Summary Compensation Table above; and

●	all our current executive officers and directors as a group.

Shares beneficially owned and percentage ownership is based on 3,168,588 shares of common stock outstanding as of February 13, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC, and includes general voting power and/or investment power with respect to securities. The following shares of common stock are deemed outstanding for computing the beneficial ownership percentage of the person holding such securities but are not deemed outstanding for computing the beneficial ownership percentage of any other person: (i) shares of common stock owned by or for, among others, the spouse, children or certain other relatives of such person, (ii) shares of common stock issuable upon exercise of options or warrants that are currently exercisable or exercisable within 60 days of February 13, 2017, and (iii) shares of common stock issuable upon conversion of other securities currently convertible or convertible within 60 days of February 13, 2017.

Under the applicable SEC rules, each person’s beneficial ownership is calculated by dividing the total number of shares with respect to which they possess beneficial ownership by the total number of outstanding shares. In any case where an individual has beneficial ownership over securities that are not outstanding, but are issuable upon the exercise of options or warrants or similar rights within the next 60 days, that same number of shares is added to the denominator in the calculation described above. Because the calculation of each person’s beneficial ownership set forth in the “Percentage Beneficially Owned” column of the table may include shares that are not presently outstanding, the sum total of the percentages set forth in such column may exceed 100%. Unless otherwise indicated, the address of each of the following persons is c/o Cachet Financial Solutions, Inc., 18671 Lake Drive East, dellFiveBusiness Park G, Minneapolis, MN 55317, and, based upon information available or furnished to us, each such person has sole voting and investment power with respect to the shares set forth opposite his, her or its name.

Address	Shares of Common Stock	Shares of Series C Convertible Preferred Stock	Shares of Common Stock Issuable Upon Conversion of Series C Convertible Preferred Stock(1)	Aggregate Shares of Common Stock (Including Series C Shares, As Converted)	Aggregate Percentage of Shares of Common Stock (Including Series C Shares, As Converted)
Directors and Executive Officers
Jeffrey C. Mack(2)	6,198	—	—	88,059	2.71%
Bruce Whitmore(3)	533	—	—	14,978	*
Lawrence C. Blaney(4)	3,025	300	7,194	41,546	1.30%
Bryan D. Meier(5)	—	—	—	5,555	*
Darin P. McAreavey(6)	66	—	—	66	*
Michael J. Hanson(7)	224,544	8,500	203,840	1,052,449	26.33%
James L. Davis(8)	327,239	11,100	266,190	1,462,003	33.97%
Rod Jardine(9)	6,796	—	—	12,130	*
Ruth Owades(10)	266	—	—	2,933	*
Liyuan Woo(11)	—	—	—	2,667	*
James J. Spencer(12)	—	—	—	2,667	*
Robin S. O’Connell(13)	—	—	—	2,667	*
All current directors and executive officers as a group	568,667	19,900	477,224	2,687,720	50.83%
Other Beneficial Owners of More Than Five Percent of Common Stock
Trooien Capital, LLC(14)	82,381	3,000	71,943	771,189	19.99%
Scarsdale Equities LLC(15)	23,235	5,330	127,812	327,539	9.43%
Tiburon Opportunity Fund, L.P.(16)	334,228	2,500	59,953	727,866	20.43%
Jon D & Linda W Gruber Trust(17)	310,098	5,000	119,906	763,632	21.08%
FLMM Limited(18)	325,741	5,000	119,906	1,468,577	34.06%
JMR Capital Limited(19)	148,148	—	—	190,371	5.93%
Columbus Capital(20)	—	—	—	778,572	19.72%
Cross River Partners LP(21)	—	—	—	680,079	17.67%

*	Represents beneficial ownership of less than 1% of our outstanding shares of common stock.

(1)	Shares beneficially owned and percentage ownership is based on 3,168,588 shares of common stock outstanding as of February 13, 2017.

(2)	The aggregate shares of common stock held by Mr. Mack includes 81,861 shares of common stock issuable upon exercise of outstanding options. On September 13, 2016, our Board of Directors approved a grant to Mr. Mack of an option to purchase 175,000 shares of our common stock, which grant is contingent and effective upon the consummation of our next underwritten public offering and has an exercise price equal to the public offering price per share in our next underwritten public offering. The option vests as to one-third of such grant on the date on which our next underwritten public offering is consummated and one-third on each of the first and second anniversary of such date, so long as Mr. Mack is employed by us on such anniversary dates.

(3)	The aggregate shares of common stock held by Mr. Whitmore includes 14,445 shares of common stock issuable upon exercise of outstanding options. On September 13, 2016, our Board of Directors approved a grant to Mr. Whitmore of an option to purchase 50,000 shares of our common stock, which grant is contingent and effective upon the consummation of our next underwritten public offering and has an exercise price equal to the public offering price per share in our next underwritten public offering. The option vests as to one-third of such grant on the date on which our next underwritten public offering is consummated and one-third on each of the first and second anniversary of such date, so long as Mr. Whitmore is employed by us on such anniversary dates.

(4)	The aggregate shares of common stock held by Mr. Blaney includes (i) 7,194 shares of common stock issuable upon conversion of shares of Series C Convertible Preferred Stock, (ii) 26,558 shares of common stock issuable upon exercise of outstanding options and (iii) 4,769 shares of common stock issuable upon exercise of outstanding warrants. On September 13, 2016, our Board of Directors approved a grant to Mr. Blaney of an option to purchase 75,000 shares of our common stock, which grant is contingent and effective upon the consummation of our next underwritten public offering and has an exercise price equal to the public offering price per share in our next underwritten public offering. The option vests as to one-third of such grant on the date on which our next underwritten public offering is consummated and one-third on each of the first and second anniversary of such date, so long as Mr. Blaney is employed by us on such anniversary dates.

(5)	The aggregate shares of common stock held by Mr. Meier includes 5,555 shares of common stock issuable upon exercise of outstanding options. On September 13, 2016, our Board of Directors approved a grant to Mr. Meier of an option to purchase 75,000 shares of our common stock, which grant is contingent and effective upon the consummation of our next underwritten public offering and has an exercise price equal to the public offering price per share in our next underwritten public offering. The option vests as to one-third of such grant on the date on which our next underwritten public offering is consummated and one-third on each of the first and second anniversary of such date, so long as Mr. Meier is employed by us on such anniversary dates.

(6)	Mr. McAreavey resigned his position as Chief Financial Officer and Executive Vice President effective as of February 7, 2016. His vested options expired unexercised on May 7, 2016. On September 13, 2016, our Board of Directors approved a grant to Mr. McAreavey of an option to purchase 8,000 shares of our common stock, which grant is contingent and effective upon the consummation of our next underwritten public offering and has an exercise price equal to the public offering price per share in our next underwritten public offering. The option vests as to one-third of such grant on the date on which our next underwritten public offering is consummated and one-third on each of the first and second anniversary of such date, so long as Mr. McAreavey is serving as a director on such anniversary dates.

(7)	The aggregate shares of common stock held by Mr. Hanson includes (i) 203,840 shares of common stock issuable upon conversion of shares of Series C Convertible Preferred Stock, (ii) 2,667 shares of common stock issuable upon exercise of outstanding options, (iii) 93,281 shares of common stock issuable upon conversion of outstanding convertible notes and (iv) 528,117 shares of common stock issuable upon exercise of outstanding warrants. On September 13, 2016, our Board of Directors approved a grant to Mr. Hanson of an option to purchase 8,000 shares of our common stock, which grant is contingent and effective upon the consummation of our next underwritten public offering and has an exercise price equal to the public offering price per share in our next underwritten public offering. The option vests as to one-third of such grant on the date on which our next underwritten public offering is consummated and one-third on each of the first and second anniversary of such date, so long as Mr. Hanson is serving as a director on such anniversary dates.

(8)	The aggregate shares of common stock held by Mr. Davis includes (i) 266,190 shares of common stock issuable upon conversion of shares of Series C Convertible Preferred Stock, of which 23,981 shares are owned by Mr. Davis’ self-directed retirement account plan, (ii) 1,805 shares of common stock that are held by Mr. Davis’ spouse (either personally or through her individual retirement account), beneficial ownership of which Mr. Davis disclaims, (iii) 2,667 shares of common stock issuable upon exercise of outstanding options, (iv) 857,636 shares of common stock issuable upon exercise of outstanding warrants and (v) 8,271 shares of common stock issuable upon conversion of outstanding convertible notes. On September 13, 2016, our Board of Directors approved a grant to Mr. Davis of an option to purchase 8,000 shares of our common stock, which grant is contingent and effective upon the consummation of our next underwritten public offering and has an exercise price equal to the public offering price per share in our next underwritten public offering. The option vests as to one-third of such grant on the date on which our next underwritten public offering is consummated and one-third on each of the first and second anniversary of such date, so long as Mr. Davis is serving as a director on such anniversary dates.

(9)	The aggregate shares of common stock held by Mr. Jardine includes 5,334 shares of common stock issuable upon exercise of outstanding options. On September 13, 2016, our Board of Directors approved a grant to Mr. Jardine of an option to purchase 8,000 shares of our common stock, which grant is contingent and effective upon the consummation of our next underwritten public offering and has an exercise price equal to the public offering price per share in our next underwritten public offering. The option vests as to one-third of such grant on the date on which our next underwritten public offering is consummated and one-third on each of the first and second anniversary of such date, so long as Mr. Jardine is serving as a director on such anniversary dates.

(10)	The aggregate shares of common stock held by Ms. Owades includes 2,667 shares of common stock issuable upon exercise of outstanding options.

(11)	The aggregate shares of common stock held by Ms. Woo includes 2,667 shares of common stock issuable upon exercise of outstanding options.

(12)	The aggregate shares of common stock held by Mr. Spencer includes 2,667 shares of common stock issuable upon exercise of outstanding options.

(13)	The aggregate shares of common stock held by Mr. O’Connell includes 2,667 shares of common stock issuable upon exercise of outstanding options.

(14)	The aggregate shares of common stock held by Trooien Capital includes (i) 71,943 shares of common stock issuable upon conversion of shares of Series C Convertible Preferred Stock issued to Mr. Gerald Trooien and (ii) 616,865 shares of common stock issuable upon exercise of outstanding warrants. The address of this shareholder is 965 Summit Avenue, St. Paul, MN 55105.

(15)	The aggregate shares of common stock held by Scarsdale Equities LLC includes (i) 127,812 shares of common stock issuable upon conversion of shares of Series C Convertible Preferred Stock and (ii) 176,492 shares of common stock issuable upon exercise of outstanding warrants. The address of this shareholder is 10 Rockefeller Plaza, Suite 720, New York, NY 10020.

(16)	The ownership percentage set forth herein does not give effect to certain provisions of (i) warrants to purchase 112,651 shares of common stock and (ii) our convertible preferred stock (2,500 shares of which are owned by the named person), that limit the exercise of the warrants and conversion of the stock if the holder would beneficially own more than 4.99% (and in certain circumstances more than 9.99%) following such exercise or conversion. The address of this shareholder is 13313 Point Richmond Beach Road NW, Gig Harbor, WA 98332.

(17)	The aggregate shares of common stock held by Jon D. & Linda W. Gruber Trust includes (i) 119,906 shares of common stock issuable upon conversion of shares of Series C Convertible Preferred Stock, (ii) 247,725 shares of common stock issuable upon exercise of outstanding warrants and (iii) 85,903 shares of common stock issuable upon conversion of outstanding convertible notes. The address of this shareholder is 234 Van Ness, Ste 5, San Francisco, CA 94133.

(18)	The aggregate shares of common stock held by FLMM Ltd. includes (i) 119,906 shares of common stock issuable upon conversion of shares of Series C Convertible Preferred Stock, (ii) 569,094 shares of common stock issuable upon exercise of outstanding warrants and (iii) 453,836 shares of common stock issuable upon conversion of outstanding convertible notes. The address of this shareholder is 2711 North Haskell, Suite 1650, Dallas TX 75204.

(19)	The aggregate shares of common stock held by JMR Capital Limited includes 42,223 shares of common stock issuable upon exercise of outstanding warrants. The address of this shareholder is 2711 North Haskell, Suite 1650, Dallas TX 75204.

(20)	The aggregate shares of common stock held by Columbus Capital includes (i) 388,812 shares of common stock issuable upon exercise of outstanding warrants and (ii) 389,760 shares of common stock issuable upon conversion of outstanding convertible notes. The address of this shareholder is 350 California Street., 22nd Floor, San Francisco, CA 94104.

(21)	The aggregate shares of common stock held by Cross River Partners LP includes (i) 379,327 shares of common stock issuable upon exercise of outstanding warrants and (ii) 300,752 shares of common stock issuable upon conversion of outstanding convertible notes. The address of this shareholder is 31 Bailey Ave, Suite D, Ridgefield, CT 06877.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related-Person Transactions

Loan and Security Agreement with Mr. Michael J. Hanson

On March 4, 2014, we entered into a loan and security agreement with Michael J. Hanson, our director and a beneficial owner of 26.33% of our common stock as of February 13, 2017, pursuant to which we borrowed $1,500,000 from Mr. Hanson to fund our acquisition of Select Mobile Money from DeviceFidelity. The promissory note under the loan agreement had an interest rate equal to 24%, payable monthly commencing April 2014. Because we failed to pay the accrued interest on the promissory note on or before April 4, 2014, the interest rate was increased to 48% on April 4, 2014 and continued to accrue at that rate until we repaid the promissory note in full. We paid the promissory note in full, an aggregate amount of $1,731,781, on July 14, 2014.

Under the loan agreement, we also issued to Mr. Hanson shares of our common stock equal to 12.5% of the principal amount under the note, or $187,500, which equaled 5,209 shares based on a share price of $36.00. Because we failed to pay the outstanding amounts under the promissory note on or before April 4, 2014, we issued to Mr. Hanson additional shares of our common stock equal to 3.125% of the outstanding principal amount, or $46,875, which equaled 1,303 shares, on each successive fifth business day for as long as any portion of the principal amount of the promissory note was outstanding. In total, we issued to Mr. Hanson 25,521 shares of our common stock in connection with the loan agreement.

Revolving Line of Credit Note with Mr. Michael J. Hanson

On May 7, 2014, we entered into a revolving line of credit note with Michael J. Hanson for advances aggregating $1,500,000. The borrowing terms include a stated interest rate of 10% per annum on the principal amount outstanding, and payment of the principal amount and unpaid accrued interest upon the earlier of September 30, 2014 or completion of a public offering of securities. Through the second quarter of 2014, we had drawn down the entire $1,500,000 under the line of credit. The entire principal amount and unpaid accrued interest under the line of credit was convertible into shares of our common stock, at Mr. Hanson’s option, upon the completion of an IPO of our common stock, at a 20% discount to the price at which the shares of our stock were sold in the IPO.

On June 24, 2014, we entered into a letter agreement with Mr. Hanson and the other party to that agreement under which Mr. Hanson agreed to convert an amount of $500,000 of the then outstanding principal amount under the line of credit into shares of our common stock upon the consummation of our IPO. We completed our IPO in July 2014. The letter agreement also extended the maturity date under the line of credit until such time as we conclude a subsequent financing in which we raise gross proceeds aggregating to at least $10,000,000 or July 31, 2015, whichever is earlier. On July 31, 2015, we entered into another letter agreement with Mr. Hanson that extended the maturity date for the repayment of the principal and accrued interest balance under the line of credit to January 31, 2016.

On February 24, 2016, we entered into another letter agreement with Mr. Hanson that extended the maturity date for the repayment of the principal and accrued interest balance under the line of credit to January 31, 2017. Under the letter agreement, we agreed to make interest only payments on June 30, September 30 and December 31, 2016. The interest only payments are for interest accrued on the principal balance from February 1, 2016 to the date of payment.

On July 7, 2016, we entered into another letter agreement with Mr. Hanson, effective as of June 30, 2016, pursuant to which we agreed to make interest only payments on January 31, 2017. The interest only payments are for interest accrued on the principal balance from February 1, 2016 to the date of payment.

On October 6, 2016, we entered into an agreement with Mr. Hanson to convert, upon consummation of an underwritten public offering, the principal amount outstanding of $1.0 million as of that date into shares of our common stock at a price per share equal to the public offering price per share in our next underwritten public offering. We subsequently agreed to reduce the conversion amount by $321,053 as consideration for Mr. Hanson entering into securities purchase agreements with us in the same amount in December 2016. As consideration for Mr. Hanson’s agreement to convert certain of his debt into shares of our common stock, we also agreed to issue to Mr. Hanson warrants to purchase 135,789 shares of our common stock at a price per share equal to the public offering price per share in our next underwritten public offering.

On January 24, 2017, we entered into an Amended and Restated Term Promissory Note with Mr. Hanson (the “2017 Consolidated Hanson Note”), pursuant to which we and Mr. Hanson agreed to amend the line of credit by reducing the principal debt thereunder by $617,957 and incorporating that amount, together with certain other consolidated debt due to Mr. Hanson, including accrued but unpaid interest thereon, into a single note due April 30, 2018 in the principal amount of $1,973,735. The 2017 Consolidated Hanson Note is unsecured and bears interest at a rate of 8% per annum with all principal and accrued interest due and payable at the close of business on April 30, 2018.

Conversion Agreement with Trooien Capital, Mr. Michael J. Hanson and James L. Davis

On June 18, 2014, we entered into a conversion agreement with Trooien Capital, Michael J. Hanson and James L. Davis. Mr. Davis is our director and a beneficial owner of 33.97% of our common stock as of February 13, 2017. Pursuant to the conversion agreement, the three debt holders agreed to convert a principal amount of debt and related interest owed by us aggregating to $2,135,193 into shares of our common stock, upon the consummation of our IPO. The conversion price per share under the conversion agreement is 80% of the per-share price at which our common stock is sold in the IPO. Under the conversion agreement, we also amended the conversion terms of certain convertible promissory notes previously issued to Messrs. Hanson and Davis (in an aggregate amount to $1,533,685 as of June 24, 2014), to match them to the conversion terms described above. We completed our IPO in July 2014.

On December 15, 2014, we amended the conversion agreement to clarify the number of warrants to be received by Messrs. Hanson and Davis as part of the conversion of the debt as set forth in the conversion agreement upon the completion of our IPO. Specifically, (i) Mr. Hanson received warrants to purchase 29,211 shares of our common stock and (ii) Mr. Davis received warrants to purchase 39,429 shares of our common stock, which in each case equals 100% of the number of shares of common stock received by Hanson and Davis under the conversion agreement. The amendment to the conversion agreement also amended the warrants to reflect an exercise price of $30.00 per share and a five-year term.

Commitment Letter with Mr. Michael J. Hanson and James L. Davis

On July 30, 2014, we entered into a commitment letter with Michael J. Hanson and James L. Davis pursuant to which Messrs. Hanson and Davis agreed to lend us up to $2,500,000 in the aggregate, bearing interest at 10% per annum and due January 31, 2015. The commitment letter provided that if any portion of the notes issuable under the commitment letter were outstanding after January 31, 2015, the default interest rate under the notes would increase to 18% per annum.

On February 3, 2015, we entered into an agreement with Mr. Hanson pursuant to which Mr. Hanson agreed to convert $250,000 of the amount outstanding under the commitment letter into shares of our Series B Convertible Preferred Stock.

On February 16, 2015, we entered into an addendum #1 to the commitment letter, which extended the maturity date for the repayment of the outstanding principal balance owed under the commitment letter to January 31, 2016. On October 23, 2015, we entered into an addendum #2 to the commitment letter, which provided for an additional advancement of $250,000 by Mr. Hanson.

On February 24, 2016, we entered into an addendum #3 to the commitment letter, which extended the maturity date to January 31, 2017 and provided that we make interest only payments on June 30, September 30 and December 31, 2016. The interest only payments are for interest accrued on the principal balance from February 1, 2016 to the date of payment. The outstanding principal and accrued interest balance is due in full on January 31, 2017.

On July 7, 2016, we entered into an addendum #4 to the commitment letter, effective as of June 30, 2016, which extended the payment date of the interest only payments that were or will be due and payable on June 30, September 30 and December 31, 2016 to January 31, 2017.

On January 24, 2017, we and Mr. Hanson agreed to consolidate the outstanding principal and interest under the commitment letter into the 2017 Consolidated Hanson Note described above.

Agreements with James L. Davis Related to Equipment Leases With KLC Financial, Inc.

On February 3, 2015, we entered into a guaranty in favor of James L. Davis in connection with a master equipment lease agreement entered into by Mr. Davis and KLC Financial, Inc. on February 11, 2015. Under the guaranty, we unconditionally guaranteed all of the amounts due, and the satisfaction of all the terms and obligations of Mr. Davis under the master equipment lease. The master equipment lease provides financing for up to $500,000 of computer equipment that our company procured for its data centers to accommodate the overall increase in transactions and ensure it is able to meet customer uptime requirements. In addition, on February 11, 2015 we entered into a lease agreement with Mr. Davis pursuant to which we leased the equipment that Mr. Davis leased under the master equipment lease with KLC Financial, Inc. on the same terms as provided in the master equipment lease. As consideration for Mr. Davis entering into the master equipment lease with KLC Financial, Inc., on February 3, 2015 we issued to Mr. Davis a five-year warrant to purchase up to 27,175 shares of our common stock at $17.25 per share. On June 3, 2015, we amended the warrant to adjust the exercise price from $17.25 to $7.22.

On June 29, 2015, Mr. Davis provided a personal guarantee as part of a lease we entered into with KLC Financial, Inc. totaling approximately $242,000. As consideration for Mr. Davis providing a personal guarantee, we issued to Mr. Davis a five-year warrant to purchase up to 16,127 shares of our common stock at $6.60 per share.

Private Placements and Issuances of Warrants

On January 14, 2014, we issued to Michael J. Hanson and James L. Davis warrants to purchase shares of our common stock in aggregate amounts of 15,417 and 32,500, respectively. The original exercise price under these warrants was $54.00 per share. On April 13, 2015, the exercise price under the warrants was adjusted from $54.00 to $21.00.

On July 14, 2014, we issued to Mr. Hanson, Mr. Davis and Lisa E. Zitter (Mr. Davis’ daughter) five-year warrants to purchase up to 68,889, 98,889 and 4,445 shares of our common stock, respectively, at an exercise price of $28.125 per share.

From September 19, 2014 through February 3, 2015, we entered into a series of securities purchase agreements pursuant to which: (i) JMR Capital Limited, a beneficial owner of 5.93% of our common stock as of February 13, 2017, purchased shares of our Series A Convertible Preferred Stock in an aggregate amount of  $950,000, which shares were subsequently converted into 56,399 shares of our common stock, and five-year warrants to purchase 42,223 shares of our common stock; (ii) FLMM Ltd., a beneficial owner of 34.06% of our common stock as of February 13, 2017, purchased shares of our Series A Convertible Preferred Stock and our Series B Convertible Preferred Stock in an aggregate amount of  $1,450,000, which shares were subsequently converted into 85,448 shares of our common stock, and five-year warrants to purchase 71,208 shares of our common stock; (iii) Jon D. & Linda W. Gruber Trust, a beneficial owner of 21.08% of our common stock as of February 13, 2017, purchased shares of our Series B Convertible Preferred Stock in an aggregate amount of  $500,250, which shares were subsequently converted into 29,064 shares of our common stock at a price of  $17.25 per share, including 64 shares of our common stock issued as payment-in-kind for dividends on the preferred stock prior to conversion and five-year warrants to purchase 29,000 shares of our common stock; (iv) Tiburon Opportunity Fund, L.P., a beneficial owner of 20.43% of our common stock as of February 13, 2017, purchased shares of our Series A Convertible Preferred Stock and our Series B Convertible Preferred Stock in an aggregate amount of  $900,004, which shares were subsequently converted into 53,346 shares of our common stock at a price of  $17.25 per share, including 1,172 shares of our common stock issued as payment-in-kind for dividends on the preferred stock and five-year warrants to purchase 41,353 shares of our common stock; and (v) Mr. Hanson purchased shares of our Series B Convertible Preferred Stock in an aggregate amount of  $250,000, which shares were subsequently converted into 14,493 shares of our common stock at a price of  $17.25 per share, together with a five-year warrant to purchase an aggregate of 14,493 shares of our common stock. All of these warrants have an exercise price of $17.25 per share. We subsequently adjusted the exercise price of the foregoing warrants from $17.25 to $4.94.

On June 3, 2015:

●	We entered into a securities purchase agreement pursuant to which: (i) Mr. Hanson purchased 1,980 shares of our Series C Convertible Preferred Stock at a price of $100.00 per share, together with five-year warrants to purchase 30,151 shares of our common stock; (ii) Mr. Davis purchased 2,100 shares of our Series C Convertible Preferred Stock at a price of $100.00 per share, together with five-year warrants to purchase 31,979 shares of our common stock; (iii) Mr. Blaney (one of our executive officers) purchased 300 shares of our Series C Convertible Preferred Stock at a price of $100.00 per share, together with five-year warrants to purchase 4,569 shares of our common stock; (iv) Davis & Associates, Inc.’s 401(k) Profit Sharing Plan purchased 1,000 shares of our Series C Convertible Preferred Stock at $100.00 per share, together with five-year warrants to purchase 15,228 shares of our common stock; (v) FLMM Ltd. purchased 5,000 shares of our Series C Convertible Preferred Stock at a price of $100.00 per share, together with five-year warrants to purchase 76,139 shares of our common stock; (vi) the Jon D. & Linda W. Gruber Trust purchased 5,000 shares of our Series C Convertible Preferred Stock at a price of $100.00 per share, together with five-year warrants to purchase 76,139 shares of our common stock; (vii) Gerald Trooien purchased 3,000 shares of our Series C Convertible Preferred Stock at a price of $100.00 per share, together with five-year warrants to purchase 45,683 shares of our common stock; and (viii) Tiburon Opportunity Fund, L.P. purchased 2,500 shares of our Series C Convertible Preferred Stock at a price of $100.00 per share, together with five-year warrants to purchase 38,070 shares of our common stock. All of these warrants have an exercise price of $7.22 per share.

●	We received promissory notes in an aggregate amount of $950,000 from Mr. Hanson, Mr. Davis and Davis & Associates, Inc., and issued to such persons shares of our Series C Convertible Preferred Stock at a price of $100.00 per share in the amounts of 3,500, 3,500 and 2,500 shares, respectively, together with five-year warrants to purchase 53,297, 53,297 and 38,070 shares of our common stock, respectively. All of these warrants have an exercise price of $7.22 per share. The promissory notes were paid in full during the third fiscal quarter of 2015.

●	We issued to Mr. Davis and Mr. Hanson shares of our Series C Convertible Preferred Stock in the amounts of 2,000 and 3,020, respectively, together with five-year warrants to purchase 30,456 and 45,988 shares of our common stock, respectively, in exchange for the cancellation of our debt in the amounts of $200,000 and $302,000 held by them, respectively. All of these warrants have an exercise price of $7.22 per share.

●	We issued additional shares of our common stock to former holders of our Series A and B Convertible Preferred Stock (all of which has been converted to shares of our common stock), such that following the issuance of such shares, such holders received the same number of shares of our common stock in total as they would have received upon conversion of the Series A and B Convertible Preferred Stock if the conversion price for the Series A and B Convertible Preferred Stock had been the same as the initial conversion price under the Series C Convertible Preferred Stock. We granted the recipients of these shares the same registration rights as are provided in Series C Convertible Preferred Stock holders. FLMM Ltd. received 139,005 shares of common stock, JMR Capital Limited received 91,749 shares of common stock, the Jon D. & Linda W. Gruber Trust received 47,280 shares of common stock and Tiburon Opportunity Fund, L.P. received 86,782 shares of common stock.

From October 2015 through December 2015, we completed a sale of shares of our common stock, pursuant to warrant exercises by certain investors, including certain of our affiliates. FLMM Ltd. exercised warrants for 64,000 shares of common stock for aggregate proceeds of $379,169. The Jon D. & Linda W. Gruber Trust exercised warrants for 55,667 shares of common stock for proceeds of approximately $402,000. Tiburon Opportunity Fund, L.P. exercised warrants for 23,334 shares of common stock for proceeds of approximately $169,000. Mr. Blaney exercised warrants for 2,000 shares of common stock for proceeds of approximately $14,000. As consideration for the warrants being exercised on a cash basis, we issued to the foregoing persons five-year replacement warrants covering 110% of the number of shares purchased upon exercise of the existing warrants.

On October 6, 2015, we entered into an equity exchange agreement with Michael J. Hanson to exchange 25,521 shares of common stock previously issued to Hanson for a five-year, fully vested, warrant to purchase 50,442 shares of common stock at an exercise price of $20.25 per share.

On November 24, 2015, we issued to Tiburon Opportunity Fund, L.P. a five-year warrant to purchase 11,208 shares of our common stock at $7.22 per share, with a fair value of approximately $30,000, in consideration for providing our sales referrals to various banks and credit unions.

From January 2016 through May 24, 2016, we completed a sale of shares of our common stock, pursuant to warrant exercises by certain investors, including certain of our affiliates. FLMM Ltd. exercised warrants for 30,400 shares of common stock for proceeds of approximately $150,000. The Jon D. & Linda W. Gruber Trust exercised warrants for 49,472 shares of common stock for proceeds of approximately $244,000. Tiburon Opportunity Fund, L.P. exercised warrants for 30,208 shares of common stock for proceeds of approximately $149,000. James L. Davis exercised warrants for 10,132 shares of common stock for proceeds of $50,000. Mr. Hanson exercised warrants for 25,330 shares of common stock for proceeds of $125,000. As consideration for the foregoing warrants being exercised on a cash basis, we issued to the foregoing persons five-year replacement warrants covering 110% of the number of shares purchased upon exercise of the existing warrants. Warrants for the purchase of 36,875 shares of common stock issued to Tiburon Opportunity Fund, L.P. were repriced from $7.22 per share to $4.94 per share on January 5, 2016.

From February 25, 2016 through April 8, 2016, we entered into a securities purchase agreement with certain accredited investors, including certain of our affiliates, pursuant to which: (i) FLMM Ltd. purchased 63,064 shares of our common stock and five-year warrants to purchase 31,532 shares of our common stock at a price of  $6.9 per share for $350,000 and (ii) the Jon D. & Linda W. Gruber Trust purchased 45,046 shares of our common stock and five-year warrants to purchase 22,523 shares of our common stock at a price of  $6.9 per share for $250,000.

On September 19, 2016, we issued to Scarsdale Equities LLC, a beneficial owner of 9.43% of our common stock as of February 13, 2017, five-year warrants to purchase 19,195 shares of our common stock at an exercise price of $4.94 per share. The warrants were issued to Scarsdale Equities LLC in consideration for Scarsdale Equities LLC’s advisory services to us in connection with obtaining certain modifications to our securities.

Between October 21, 2016 and January 17, 2017 we entered into a securities purchase agreement with certain accredited investors, including certain of our affiliates, pursuant to which (i) FLMM Ltd. purchased a convertible note for the principal amount of $1,736,842 and warrants to purchase 281,650 shares of our common stock for an aggregate purchase price of $1,650,000, (ii) Tiburon Opportunity Fund, L.P. purchased a convertible note for the principal amount of $526,316 and warrants to purchase 85,349 shares of our common stock for an aggregate purchase price of $500,000, (iii) Jon D. & Linda W. Gruber Trust purchased a convertible note for the principal amount of $526,316 and warrants to purchase 85,349 shares of our common stock for an aggregate purchase price of $500,000, (iv) Michael J. Hanson purchased convertible notes for the aggregate principal amount $321,053 and warrants to purchase 52,062 shares of our common stock for an aggregate purchase price of $305,000, (v) James L. Davis purchased a convertible note for the principal amount $57,895 and warrants to purchase 9,388 shares of our common stock for an aggregate purchase price of $55,000. The notes are unsecured, do not bear any interest and are payable in full one year from each issuance date.

On January 26, 2017, in order to provide each of these investors 100% warrant coverage on their investments, we issued to each of these investors additional warrants as follows: (i) we issued to FLMM Ltd. a warrant to purchase 31,295 shares of our common stock, (ii) we issued to Tiburon Opportunity Fund, L.P. a warrant to purchase 9,484 shares of our common stock, (iii) we issued to Jon D. & Linda W. Gruber a warrant to purchase 15,379 shares of our common stock, (iv) we issued to Mr. Hanson warrants to purchase 5,786 shares of our common stock, and (v) we issued to Mr. Davis a warrant to purchase 1,044 shares of our common stock. These warrants have an exercise price per share equal to the lower of $5.55 per share and 80% of the per share price of our common stock in our next underwritten public offering, subject to adjustments, and are exercisable for a five-year period.

Issuances of Promissory Notes

From January 10, 2014 through February 11, 2014, we issued demand promissory notes to Michael J. Hanson and James L. Davis in the amounts of $275,000 and $275,000, respectively. The notes accrued simple interest at the rate of 10% per annum. On July 7, 2014, the notes were converted into shares of our common stock.

On March 19 and 20, 2014, we issued convertible promissory notes to Mr. Hanson, Mr. Davis and Mr. Peterson (a former member of our Board of Directors) in the amounts of $150,000, $100,000 and $15,000, respectively. The convertible promissory notes were due and payable on or prior to June 30, 2015, and accrued simple interest at the rate of 8% per annum. On July 7, 2014, the convertible promissory notes were converted into shares of our common stock.

From April 2, 2014 through April 28, 2014, we issued demand promissory notes to Mr. Hanson and Mr. Davis in the aggregate amount of $250,000 for each director. The notes had accrued simple interest at the rate of 10% per annum. In July 2014, a total of $150,000 was repaid to Mr. Hanson and the balance under the notes to Mr. Hanson was converted into shares of our common stock. The notes issued to Mr. Davis were converted into shares of our common stock.

On June 11, 2014, we issued demand promissory notes to Mr. Hanson and Mr. Davis in the amounts of $150,000 and $125,000, respectively. The notes accrued simple interest at the rate of 10% per annum. In July 2014, the note to Mr. Hanson was repaid in full and the note to Mr. Davis was converted into shares of our common stock.

On June 24, 2014, we entered into a letter agreement with Mr. Davis and the other party thereto pursuant to which Mr. Davis agreed to convert $929,052 in principal amount of debt and accrued interest owed to him into shares of our common stock upon the consummation of our IPO. Conversions were to be effected on the same terms as those provided in the conversion agreement we entered into with Mr. Davis on June 18, 2014. We completed our IPO in July 2014.

On June 25 and 26, 2014, we issued demand promissory notes to Mr. Hanson and Mr. Davis in the amounts of $225,000 and $25,000, respectively. The notes accrued simple interest at the rate of 10% per annum. In July 2014, the notes were repaid in full.

On March 18 and 23, 2015, we borrowed an aggregate amount of $400,000 from Mr. Hanson and Mr. Davis ($200,000 from each) pursuant to demand promissory notes that we issued to them. The notes bore interest at the rate of 10% per annum and were due and payable on June 30, 2015. The notes were subsequently converted into shares of our Series C Convertible Preferred Stock.

On December 22, 2015, we borrowed $150,000 for working capital purposes from Mr. Hanson pursuant to a demand promissory note issued to Mr. Hanson, bearing interest at the rate of 10% per annum. The note initially had a maturity date of June 30, 2016. On July 13, 2016, we amended the note, effective as of June 30, 2016, to extend the maturity date of the note from June 30, 2016 to January 31, 2017. On January 24, 2017, we and Mr. Hanson agreed to consolidate the outstanding principal and interest under the note into the 2017 Consolidated Hanson Note described above.

On January 29, 2016, we issued to Tiburon Opportunity Fund, L.P. a demand promissory note for a principal amount of $150,000. The note was due and payable on February 29, 2016. In lieu of interest, we issued to Tiburon Opportunity Fund, L.P. a five-year cashless warrant to purchase 16,667 shares of our common stock at $4.94 per share. The note provided that if we failed to repay the note on the due date, and for every thirty days beyond the due date the note is outstanding, we would be required to issue to Tiburon Opportunity Fund, L.P. additional five-year cashless warrants to purchase 16,667 shares of our common stock at $4.94 per share at the end of each 30-day period. Because we failed to repay the note within the required 30-day period, we issued to Tiburon Opportunity Fund, L.P., on February 28, 2016, an additional warrant to purchase 16,667 shares of our common stock at $4.94 per share. On March 7, 2016, Tiburon Opportunity Fund, L.P. exercised the warrants for 33,334 shares of our common stock for proceeds of $164,500. We repaid the note in full on March 7, 2016. As consideration for the warrant being exercised on a cash basis, we issued to Tiburon Opportunity Fund, L.P. a five-year replacement warrant for the purchase of 16,667 shares of our common stock.

On February 1, 2016, we entered into a demand promissory note with Mr. Davis for a principal amount of $150,000. In lieu of interest under the promissory note, we issued to Mr. Davis a five-year cashless warrant to purchase 16,667 shares of our common stock at $4.94 per share. Under the promissory note, we were required to issue to Mr. Davis, for each 30 days that the principal amount is outstanding, an additional warrant to purchase 16,667 shares of our common stock at $4.94 per share. The promissory note was originally due and payable on March 1, 2016. On March 29, 2016, we extended the maturity date under the promissory note to January 31, 2017. As of December 31, 2016, we issued to Mr. Davis warrants to purchase a total of 200,004 shares of our common stock in connection with this promissory note. On January 24, 2017, we entered into an Amended and Restated Term Promissory Note with Mr. Davis (the “2017 Consolidated Davis Note”), pursuant to which we and Mr. Davis agreed to consolidate the outstanding principal under this demand promissory note, together with certain other debt due to Mr. Davis, including accrued but unpaid interest thereon, into a single note due April 30, 2018 in the principal amount of $896,243. The 2017 Consolidated Davis Note is unsecured and bears interest at a rate of 7% per annum with all principal and accrued interest due and payable at the close of business on April 30, 2018.

On February 11, 2016, we entered into a demand promissory note with Mr. Hanson for a principal amount of $75,000. In lieu of interest under the promissory note, we issued to Mr. Hanson a five-year cashless warrant to purchase 8,334 shares of our common stock at $4.94 per share. Under the promissory note, we are required to issue to Mr. Hanson, for each 30 days that the principal amount is outstanding, an additional warrant to purchase 8,334 shares of our common stock at $4.94 per share. The promissory note was originally due and payable on March 11, 2016. On March 29, 2016, we extended the maturity date under the promissory note to January 11, 2017. As of December 31, 2016, we issued to Mr. Hanson warrants to purchase a total of 91,674 shares of our common stock in connection with this promissory note. On January 24, 2017, we and Mr. Hanson agreed to consolidate the outstanding principal under this demand promissory note into the 2017 Consolidated Hanson Note described above.

On May 9 and 10, 2016, we entered into two demand promissory notes in the principal amount of $250,000 each with Mr. Davis. Each promissory note accrues interest at the per annum rate of 10% and is payable upon the written demand of Mr. Davis. As an additional inducement to Mr. Davis to advance the amounts under each promissory note, we issued to Mr. Davis, under each promissory note, a warrant to acquire 5,000 shares of our common stock for each week the applicable note is outstanding. The warrants under the May 9th promissory note has an exercise price of $4.05 per share and the warrants under the May 10th promissory note has an exercise price of $3.75 per share. If a promissory note is outstanding for more than 30 days, the amount of warrants is increased to from 5,000 to 6,667 shares per week. On May 24, 2016, we amended each warrant to increase the exercise price of the warrant to $4.94 per share.

On May 9, 2016, we entered into a promissory note for the principal amount of $226,650 with Mr. Davis. The promissory note accrues interest at the per annum rate of 10% and is payable in six monthly installments of $38,650 each, which includes interest. As an additional inducement to Mr. Davis to advance the amounts under the promissory note, we issued to Mr. Davis a warrant to acquire 22,665 shares of our common stock at an exercise price of $4.05 per share. On May 24, 2016, we amended the warrant to increase the exercise price of the warrant to $4.94 per share.

On May 25, 2016, we borrowed $200,000 from Mr. Davis and issued to Mr. Davis a demand promissory note in the principal amount of $200,000. The note did not bear interest and was payable on demand of Mr. Davis. We repaid this note in full on June 6, 2016.

On January 24, 2017, we entered into an Amended and Restated Term Promissory Note with Mr. Davis, pursuant to which we and Mr. Davis agreed to consolidate certain notes due to Mr. Davis totaling $896,243, including accrued but unpaid interest thereon, into a single note due April 30, 2018. The note is unsecured and bears interest at a rate of 7% per annum, with all principal and accrued interest due and payable at the close of business on April 30, 2018.

On January 24, 2017, we entered into an Amended and Restated Term Promissory Note with Mr. Hanson, pursuant to which we and Mr. Hanson agreed to consolidate certain notes due to Mr. Hanson totaling $1,973,735, including accrued but unpaid interest thereon, into a single note, due April 30, 2018. The note is unsecured and bears interest at a rate of 8% per annum with all principal and accrued interest due and payable at the close of business on April 30, 2018.

Outstanding Amounts Owed to Our Directors as of December 31, 2016

As of December 31, 2016, we owed our director, Mr. Hanson, an aggregate amount of $3.2 million (comprised of $2.8 million of principal and approximately $407,000 of accrued interest).

As of December 31, 2016, we owed our director, Mr. Davis, an aggregate amount of $1.2 million (comprised of $1.2 million of principal and $4,260 of accrued interest).

Convertible Promissory Note and Warrant Issued to James L. Davis in July 2016

On July 13, 2016, we issued to James L. Davis a convertible promissory note in the principal amount of $360,000 and a warrant to purchase up to 20,000 shares of our common stock, subject to adjustments, in exchange for an aggregate purchase price of $300,000, paid by Mr. Davis in cash. On January 24, 2017, we and Mr. Davis agreed to consolidate the outstanding principal under this convertible promissory into the 2017 Consolidated Davis Note described above.

Convertible Promissory Note and Warrant Issued to Michael J. Hanson in July 2016

On July 14, 2016, we issued to Michael J. Hanson a convertible promissory note in the principal amount of $240,000 and a warrant to purchase up to 13,334 shares of our common stock, subject to adjustments, in exchange for an aggregate purchase price of $200,000, paid by Mr. Hanson in cash. On January 24, 2017, we and Mr. Hanson agreed to consolidate the outstanding principal under this convertible promissory into the 2017 Consolidated Hanson Note described above.

Convertible Promissory Notes and Warrants Issued to Michael J. Hanson and James L. Davis in August 2016

On August 12, 2016, we entered into a securities purchase agreement with Michael J. Hanson and James L. Davis pursuant to which we issued to each of Messrs. Hanson and Davis a convertible note, due August 2017, in a principal amount of $263,158 and warrants to purchase 42,674 shares of our common stock, subject to adjustments, in exchange for a purchase price of $250,000 paid in cash by each such person. On January 24, 2017, we and Mr. Davis agreed to consolidate the outstanding principal and interest under his convertible note into the 2017 Consolidated Davis Note described above. The outstanding Hanson note is unsecured, does not bear any interest and is payable in full on August 12, 2017. Mr. Hanson may elect to convert the principal amount of the note issued to him into shares of our common stock at any time before August 12, 2017 at a conversion price per share equal to the lower of $5.55 and 80% of the per share sale price of our common stock in our next underwritten public offering. We have the right to require Mr. Hanson to convert the note into shares of our common stock at that conversion price if our common stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market or the Nasdaq Global Select Market. We intend to exercise our conversion right upon the completion of our next underwritten public offering and the listing of our common stock on the Nasdaq Capital Market. The warrants issued to Messrs. Hanson and Davis have an exercise price of $5.55 per share, subject to adjustments, and are exercisable for a five-year period.

Issuance of Promissory Notes and Warrants to James L. Davis Related to Lease with KLC Financial, Inc. in August 2016 and January 2017

On August 1, 2016 and January 25, 2017, James L. Davis entered into financial leases with KLC Financial, Inc. to fund the purchase of certain licenses for our exclusive use and benefit. Pursuant to each of the financial leases, Mr. Davis is obligated to pay to KLC Financial, Inc. the sum of $238,950, together with all accrued interest thereon, in six monthly installments of $40,983 each, which includes interest and equates to an imputed interest rate of 13.875% per annum for the August 1, 2016 note and 9.9% for the January 25, 2017 note. The August 1, 2016 note required a prepayment of one monthly installment.

To ensure that Mr. Davis is kept whole from these arrangements, both on August 22, 2016 and January 25, 2017 we issued to Mr. Davis an unsecured promissory note. Pursuant to each note, we are obligated to pay to Mr. Davis the sum of $238,950, together with all accrued interest thereon, in six monthly installments of $40,983 each, which includes interest and equates to an imputed interest rate of 13.875% per annum for the August 1, 2016 note and 9.9% for the January 25, 2017 note. The August 1, 2016 note required a prepayment of one monthly installment. Unless Mr. Davis directs us to do otherwise in writing, we are required under the terms of each note to make the payments required under each note directly to KLC Financial, Inc. in satisfaction of our obligations to Mr. Davis under each note and Mr. Davis’ obligations to KLC Financial, Inc.

As an additional inducement to Mr. Davis to advance amounts under the notes, on August 22, 2016 we also issued to Mr. Davis a warrant to purchase 24,000 shares of our common stock, subject to adjustments. The warrants issued to Mr. Davis have an exercise price of $6.75 per share, subject to adjustments, and are exercisable for a five-year period. On January 25, 2017, we issued to Mr. Davis a warrant to purchase 43,055 shares of our common stock, subject to adjustments. The warrants issued to Mr. Davis have an exercise price equal to the lower of $5.55 per share and 80% of the per share price of our common stock in our next underwritten public offering, subject to adjustments, and are exercisable for a five-year period.

Exercise of Warrants and Issuance of Replacement Warrants in September 2016

On September 15, 2016, we issued to:

●	James L. Davis, (i) 50,608 shares of our common stock upon the exercise of outstanding warrants, in consideration for $250,000 in aggregate exercise proceeds, and (ii) replacement warrants to purchase 55,669 shares of our common stock at an exercise price of $4.94 per share;

●	FLMM Ltd., (i) 30,365 shares of our common stock upon the exercise of outstanding warrants, in consideration for $150,003 in aggregate exercise proceeds, and (ii) replacement warrants to purchase 33,402 shares of our common stock at an exercise price of $4.94 per share; and

●	Jon D. & Linda W. Gruber Trust, (i) 54,419 shares of our common stock upon the exercise of outstanding warrants, in consideration for $268,578 in aggregate exercise proceeds, and (ii) replacement warrants to purchase 59,861 shares of our common stock at an exercise price of $4.94 per share.

Agreement to Convert Revolving Line of Credit Note with Michael J. Hanson into Common Stock

On October 6, 2016, Mr. Hanson agreed to convert, upon the consummation of our next underwritten public offering, the principal amount of $1,000,000 of indebtedness outstanding under our line of credit into shares of our common stock at a conversion price-per-share equal to the public offering price-per-share in our next underwritten public offering. In consideration for this conversion, we agreed to issue to Mr. Hanson, upon the consummation of our next underwritten public offering, five-year warrants to purchase 200,000 shares of our common stock, exercisable at an exercise price-per-share equal to the public offering price-per-share in our next underwritten public offering. We and Mr. Hanson subsequently agreed to reduce the conversion amount by $321,053 as consideration for Mr. Hanson entering into securities purchase agreements with us in the same amount in December 2016. We also reduced the number of warrants to purchase our common stock issuable to Mr. Hanson to 135,789 shares.

Promissory Note with James L. Davis

On November 16, 2016, we entered into an unsecured promissory note with James L. Davis, one of our directors, pursuant to which we are obligated to pay to Mr. Davis the sum of $250,000, together with all accrued interest thereon, in six monthly installments of $42,101 each, which includes interest and equates to an imputed interest rate of 5% per annum.

As an additional inducement to Mr. Davis to advance amounts under the note, we also issued to Mr. Davis a warrant to purchase 45,547 shares of our common stock, subject to adjustments. The warrants issued to Mr. Davis have an exercise price of $4.94 per share, subject to adjustments, and are exercisable for a five-year period.

Securities Purchase Agreements with James L. Davis and Michael J. Hanson

In December 2016, we entered into securities purchase agreements with Messrs. Davis and Hanson pursuant to which we agreed to issue to Messrs. Davis and Hanson convertible notes, due December 2017, in an aggregate principal amount of $378,947 and warrants to purchase 61,451 shares of our common stock, subject to adjustments, in exchange for an aggregate purchase price of $360,000, payable in cash.

The notes do not bear any interest and are payable in full in December 2017. Messrs. Davis and Hanson may elect to convert the principal amount of the notes into shares of our common stock at any time before the maturity date at a conversion price per share equal to the lower of $7.00 and 80% of the per share price of our common stock in our next underwritten public offering. We will have the right to require Messrs. Davis and Hanson to convert the notes into shares of our common stock at that conversion price if our common stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market or the Nasdaq Global Select Market. The warrants will have an exercise price per share equal to the lower of $5.55 and 80% of the per share price of our common stock in our next underwritten public offering, subject to adjustments, and are exercisable for a five-year period.

Settlement Agreement with Trooien Capital, LLC

On December 20, 2016, we entered into a settlement agreement and full release with Trooien Capital, LLC relating to convertible notes issued to Trooien Capital in 2013. Pursuant to the settlement, we agreed to pay to Trooien Capital a total of $3.1 million and to issue a warrant to purchase 500,000 shares of the Company’s common stock at the lower of $5.55 per share and 80% of the Company’s per share price in the next underwritten public offering, in settlement of the convertible notes in the amount of $2.3 million, plus interest accrued but unpaid thereon. In exchange for the settlement payment and warrants, Trooien Capital, within one business day after receipt of the settlement payment and warrants, will take all necessary steps to remove, terminate or otherwise release any and all interest in any tangible or intangible assets of the Company. The Company fully repaid the $3.1 million due to Trooien Capital as of December 23, 2016 and issued the warrants as of that same date.

Convertible Promissory Notes

On December 22, 2016, we issued to:

●	James L. Davis, one of our directors, a convertible term promissory note in the amount of $50,000 bearing interest at the rate of 8% per annum and with a maturity of March 22, 2017, which may be extended to May 31, 2017;

●	Michael J. Hanson a convertible term promissory note in the amount of $85,000 bearing interest at the rate of 8% per annum and with a maturity of March 22, 2017, which may be extended to May 31, 2017; and,

●	Jon D. & Linda W. Gruber Trust a convertible term promissory note in the amount of $75,000 bearing interest at the rate of 8% per annum and with a maturity of March 22, 2017, which may be extended to May 31, 2017.

On December 23, 2016, we issued to FLMM LTD a convertible term promissory note in the amount of $1,440,000 bearing interest at the rate of 8% per annum and with a maturity of March 15, 2017.

On January 24, 2017, we and (i) Mr. Davis agreed to consolidate the outstanding principal and interest under his convertible term promissory note into the 2017 Consolidated Davis Note described above (ii) Mr. Hanson agreed to consolidate the outstanding principal and interest under his convertible term promissory note into the 2017 Consolidated Hanson Note described above.

Related-Person Transaction Policy

Our related-person transaction policy sets forth the policies and procedures for the review, approval and ratification of related-person transactions, and covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds the lesser of  $120,000 and one percent of the average of our total assets at year end for the last two completed fiscal years and a related person had or will have a direct or indirect material interest, including purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person.

Item 14. Principal Accounting Fees and Services

We have selected and appointed Lurie, LLP (“Lurie”) as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal year ended December 31, 2016. Our Board of Directors approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm in years ended 2016 and 2015 were pre-approved by the Board of Directors. Lurie billed us a total of $380,290 and $250,475 for the years ended December 31, 2016 and 2015, respectively.

Audit Fees

Audit fees billed by Lurie were $159,000 and $125,275 for the audits of our 2016 and 2015 financial statements during the years ended December 31, 2016 and 2015, respectively.

Audit-Related Fees

Audit-related fees billed by Lurie were $37,440 and $45,500 for a SOC 2 report on controls at a service organization during the years ended December 31, 2016 and 2015, respectively.

Tax Fees

Tax fees billed by Lurie were $21,750 and $13,250 during the years ended December 31, 2016 and 2015, respectively.

All Other Fees

All other fees billed by Lurie were $162,100 and $66,450 during the years ended December 31, 2016 and 2015, respectively. These fees for both years were incurred primarily related to Registration Statements on Form S-1 filed during these years.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	See “Index to Consolidated Financial Statements” on page F-1 and “Exhibit Index” on page E-1

(b)	See “Exhibit Index” on page E-1.

(c)	Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cachet Financial Solutions, Inc.

/s/ Jeffrey C. Mack	February 24, 2017
Jeffrey C. Mack
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jeffrey C. Mack	February 24, 2017	/s/ James L. Davis	February 24, 2017
Jeffrey C. Mack, Director,		James L. Davis, Director
Chief Executive Officer (principal executive officer)

		/s/ Michael J. Hanson	February 24, 2017
Michael J. Hanson, Director

/s/ Bryan D. Meier	February 24, 2017	/s/ Rod Jardine	February 24, 2017
Bryan D. Meier		Rod Jardine, Director
Chief Financial Officer (principal financial officer and principal accounting officer)

		/s/ Darin P. McAreavey	February 24, 2017
Darin P. McAreavey, Director

		/s/ Ruth Owades	February 24, 2017
Ruth Owades, Director

		/s/ Liyuan Woo	February 24, 2017
Liyuan Woo, Director

		/s/ James J. Spencer	February 24, 2017
James J. Spencer, Director

		/s/ Robin S. O’Connell	February 24, 2017
Robin S. O’Connell, Director

CACHET FINANCIAL SOLUTIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Cachet Financial Solutions, Inc.

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of Cachet Financial Solutions, Inc. and Subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of operations, shareholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2016. Cachet Financial Solutions, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cachet Financial Solutions, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lurie, LLP
Minneapolis, MN

February 24, 2017

CACHET FINANCIAL SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	As of
(In thousands, except share and per share data)	December 31, 2016	December 31, 2015

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7	$45
Accounts receivable, net	2,885	703
Deferred commissions	36	66
Prepaid expenses and deferred costs	313	286
TOTAL CURRENT ASSETS	3,241	1,100

PROPERTY AND EQUIPMENT, net	696	664
GOODWILL	204	204
INTANGIBLE ASSETS, net	76	632
DEFERRED COMMISSIONS	13	36
OTHER NON-CURRENT ASSETS	266	—
TOTAL ASSETS	$4,496	$2,636

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$2,205	$1,110
Checks issued in excess of deposits	199	—
Accrued expenses	241	126
Accrued interest	675	632
Deferred revenue	697	890
Warrant and conversion feature liability, current	2,870	—
Current maturities of capital lease obligations	379	321
Short-term debt and current portion of long-term debt	4,229	4,768
TOTAL CURRENT LIABILITIES	11,495	7,847

CAPITAL LEASE, net of current maturities	238	271
LONG TERM DEBT, net of current portion	316	192
WARRANT LIABILITY, net of current portion	7,352	2,800
DEFERRED REVENUE	306	460
ACCRUED RENT	121	120
TOTAL LIABILITIES	19,828	11,690

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Convertible preferred stock, $.0001 Par Value, 20,000,000 shares authorized, 43,530 and 44,030 shares issued and outstanding	—	—
Common shares, $.0001 Par Value, 500,000,000 shares authorized, 3,155,088 and 2,318,139 issued and outstanding	—	—
Additional paid-in capital	69,119	60,226
Accumulated deficit	(84,451)	(69,280)
TOTAL SHAREHOLDERS’ DEFICIT	(15,332)	(9,054)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$4,496	$2,636

See accompanying Notes to Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
(In thousands, except share and per share data)	December 31, 2016	December 31, 2015

REVENUE	$7,975	$4,301

COST OF REVENUE	5,396	4,119
GROSS PROFIT	2,579	182

OPERATING EXPENSES
Sales and Marketing	4,049	3,440
Research and Development	1,901	2,643
General and Administrative	4,074	3,909
TOTAL OPERATING EXPENSES	10,024	9,992

OPERATING LOSS	(7,445)	(9,810)

INTEREST EXPENSE AND OTHER NON-CASH FINANCING CHARGES	11,548	2,446

SHARE PRICE CONVERSION ADJUSTMENT	—	3,705

MARK-TO-MARKET WARRANT AND DEBT (INCOME) EXPENSE	(5,244)	2,319

OTHER EXPENSE (INCOME)	1,418	(28)
NET LOSS	(15,167)	(18,252)

LESS: CUMULATIVE UNPAID PREFERRED STOCK DIVIDENDS	(480)	(260)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(15,647)	$(18,512)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	2,794,630	1,771,736

Net loss per common share - basic and diluted	$(5.60)	$(10.45)

See accompanying Notes to Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Convertible				Additional		Total
	Preferred Stock		Common Stock		Paid-In	Accumulated	Shareholders’
(In thousands, except share data)	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2014	2,229,702	$—	1,129,052	$—	$47,309	$(51,721)	$(4,412)
Issuance of convertible preferred stock and warrants, net of costs	1,896,510	—	—	—	5,220	—	5,220
Conversion of debt into preferred stock	222,411	—	—	—	752	—	752
Series A & B preferred stock conversion to common stock	(4,304,593)	—	332,396	—	—	—	—
Warrant exercises	—	—	189,908	—	1,252	—	1,252
Warrant price adjustment	—	—	—	—	33	—	33
Issuance of replacement warrants	—	—	—	—	568	—	568
Lincoln Park Capital Fund - commitment fee	—	—	27,778	—	—	—	—
Issuance of stock under Lincoln Park Capital Fund agreement, net of costs	—	—	50,895	—	190	—	190
Issuance of shares under Associate Stock Purchase Plan	—	—	11,067	—	66	—	66
Issuance of restricted common stock to Associates, net of forfeitures	—	—	5,600	—	—	—	—
Share price conversion adjustment	—	—	548,842	—	3,705	—	3,705
Conversion of warrant liability to Additional Paid-in Capital	—	—	—	—	931	—	931
Payment of preferred dividend paid with common stock	—	—	4,985	—	86	(86)	—
Issuance of warrants for capital lease arrangements	—	—	—	—	135	—	135
Issuance of common stock and warrants for professional services	—	—	38,334	—	315	—	315
Stock compensation expense, including issuance of performance stock awards to Associates	—	—	4,803	—	443	—	443
Director equity exchange agreement	—	—	(25,521)	—	(779)	779	—
Net loss	—	—	—	—	—	(18,252)	(18,252)
Balance, December 31, 2015	44,030	$—	2,318,139	$—	$60,226	$(69,280)	$(9,054)
Conversion of preferred stock to common stock	(500)	—	10,132	—	—	—	—
Preferred dividend paid with common stock	—	—	802	—	4	(4)	—
March 2016 equity offering, net of costs	—	—	284,600	—	1,332	—	1,332
Warrant exercises	—	—	384,505	—	1,605	—	1,605
Issuance of warrants and price adjustments	—	—	—	—	2,998	—	2,998
Conversion of warrant liability to additional paid-in capital	—	—	—	—	1,738	—	1,738
Issuance of common stock for professional services and fees	—	—	103,884	—	547	—	547
Share-based compensation	—	—	32,847	—	582	—	582
Issuance of common stock under Associate Stock Purchase Plan	—	—	20,179	—	87	—	87
Net loss	—	—	—	—	—	(15,167)	(15,167)
Balance, December 31, 2016	43,530	$—	3,155,088	$—	$69,119	$(84,451)	$(15,332)

See accompanying Notes to Consolidated Financial Statements.

CACHET FINANCIAL SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
(In thousands)	December 31, 2016	December 31, 2015

OPERATING ACTIVITIES
Net loss	$(15,167)	$(18,252)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount/amortization of financing costs	1,482	210
Change in fair value of warrant liability	(5,244)	3,422
Depreciation, amortization and impairment of intangibles	896	1,127
Stock compensation	623	443
Warrants and common stock issued for professional and other services	547	315
Amortization of deferred commissions	69	116
Debt/warrant inducement and share price adjustment	8,774	4,314
	(8,020)	(8,305)
Changes in operating assets and liabilities:
Accounts receivable	(2,448)	(389)
Deferred commissions	(15)	(35)
Prepaid expenses and deferred costs	(28)	370
Accounts payable	1,294	444
Accrued expenses	74	20
Accrued interest	43	289
Deferred revenue	(346)	190
Net cash used in operating activities	(9,446)	(7,416)

INVESTING ACTIVITIES
Purchase of fixed assets	(44)	(135)
Net cash used in investing activities	(44)	(135)

FINANCING ACTIVITIES
Proceeds from issuance of notes and warrants	12,471	1,150
Repayment of notes	(5,314)	(198)
Issuance of shares of common stock, net of costs	1,419	256
Warrants exercised	1,605	1,252
Issuance of shares of convertible preferred stock, net of costs	—	5,220
Payment of debt issuance costs	(300)	—
Repayment of capital lease	(402)	(204)
Proceeds from bank borrowing	69	113
Repayment of bank borrowing	(96)	(105)
Net cash provided by financing activities	9,452	7,484

NET DECREASE IN CASH AND CASH EQUIVALENTS	(38)	(67)
CASH AND CASH EQUIVALENTS
Beginning of period	45	112
End of period	$7	$45

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$875	$219

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of debt and interest to equity	—	752
Debt issuance costs in exchange for warrants	—	127
Notes issued for capital lease obligation assumed by a director	466	—
Prepaid additions financed through capital lease	53	253
Fixed asset additions financed through capital lease	327	636
Common stock issued for preferred stock dividends	4	86
Conversion of warrant liability to additional paid-in-capital	1,738	932

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

The Company has been expanding its suite of available fintech solutions. One of the Company’s recent solutions, Select Mobile Money, is a prepaid mobile money platform that seamlessly links various mobile banking features with a prepaid debit card issued by financial institutions or AFS providers. This solution enables card users to conveniently manage their card accounts through an easy-to-use integrated mobile application, or app, with multiple features downloaded onto their smart phone or tablet and, by adding a suite of available mobile financial services linked to their card accounts, enhances the card’s usefulness and the cardholder’s mobile banking experience. For example, prepaid cardholders using the Company’s application may deposit paper checks and direct payroll deposits into their prepaid card account, access cash from their prepaid card account at any automated teller machine, or ATM, and check their prepaid card account balance and transaction history. The Company believes that its Select Mobile Money solutions are setting the industry standard for reloadable prepaid mobile money solutions.

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

The Company’s business has historically focused on offering a full suite of consumer and business remote deposit check capture, or RDC, products that enable financial institutions to provide their customers with the ability to conveniently deposit their checks remotely anytime, anywhere. While the Company continues to offer these solutions, the Company recently expanded its focus to include prepaid mobile money solutions. The Company’s latest innovations are a mobile remote payment capture solution, which the Company calls Select Mobile NowPay, which enables enterprises to accept check payments submitted via their customers’ mobile devices, and the Company’s mobile account opening solution, which the Company calls Select Mobile Account Opening, which streamlines the account opening process by utilizing photo imaging to capture customer data and auto-populate an account opening application form for checking, savings, credit card and other types of accounts.

The Company’s business operations are conducted through its wholly owned subsidiary, Cachet Financial Solutions Inc., a Minnesota corporation (the “Subsidiary”). The Company was incorporated in Delaware in February 2010. In February 2014, the Company acquired the business of the Subsidiary, and changed its corporate name to “Cachet Financial Solutions, Inc.”

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company’s consolidated financial statements include the accounts of the Company and the Subsidiary. The Subsidiary is the only entity with operational activity, and therefore no intercompany transactions exist with the Company which would require elimination.

Capital Structure Change

On June 2, 2016, the board of directors of the Company (the “Board of Directors”) adopted resolutions approving and recommending to the Company’s shareholders to approve a proposal to amend the Company’s Amended and Restated Certificate of Incorporation to effect a reverse split of outstanding shares of common stock of the Company, which was subsequently approved by the Company’s shareholders, and the ratio was set by the Board of Directors at 1:15 (the “July Reverse Stock Split”). The July Reverse Stock Split became effective on July 27, 2016. As a result of the July Reverse Stock Split, the Company’s historical financial statements have been revised to reflect share counts and per share data as if the July Reverse Stock Split had been in effect for all periods presented.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Going Concern

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” The amendments provide guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The standard is effective for the Company’s year ended December 31, 2016 and interim periods thereafter. The Company has adopted this new accounting standard as of December 31, 2016, which requires the Company to evaluate whether there is substantial doubt regarding the Company’s ability to continue as a going concern for one year from the date that these financial statements were available to be issued.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue as a going concern. From inception to December 31, 2016, the Company has accumulated a deficit of $84.5 million, and, as of December 31, 2016, current liabilities exceeded current assets by $8.3 million. The Company believes, based on its current cash flow forecast, it will have enough cash to continue operations through March 31, 2017. If the Company is able to complete an underwritten public offering, the Company believes that it will have sufficient cash to continue operations through February 24, 2018.

Revenue Recognition

The Company generates revenue from the following sources:

●	up-front implementation fees;

●	professional service fees; and

●	recurring revenue, comprising of monthly hosting/maintenance fee, monthly user fees and transaction fees.

The Company commences revenue recognition for fees earned on its solutions and services when all of the following criteria are met:

●	there is persuasive evidence of an arrangement;

●	the service has been or is being provided to the client;

●	collection of the fees is reasonably assured; and

●	the amount of fees to be paid by the client is fixed or determinable.

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

Professional Services Fee

Fees from professional services may include fees charged for consulting, implementation services, client customization services, development of interfaces requested by the Company’s clients, assistance with software design and development and third-party application integration of the Company’s solutions with its client’s applications, dedicated client support services, advisory services to clients who choose to develop their own interfaces and applications, and additional marketing support services requested by the Company’s clients. Professional services are typically performed within three to six months of entering into an arrangement with the customer. Professional services are typically sold on a fixed-fee basis, but are also offered on a time-and-material basis. Revenue for time-and-material arrangements is recognized as the services are performed. Revenue for professional services is recognized under a percent of completion method matching the revenue with the costs of the computer programmer’s time. The Company uses internal milestones to estimate the costs and related percent of completion. Professional services are not considered essential to the functionality of the Company’s SaaS solutions. For the Company’s RDC solutions, the Company also includes in this category revenues from the sale of scanning and related equipment.

In determining whether professional services can be accounted for separately from other services, the Company considers the availability of the professional services from other vendors, the nature of professional services and whether the Company sells its solutions to new clients without professional services.

Recurring Revenue

Recurring revenue is billed on a monthly basis, and includes hosting/maintenance fees charged to the Company’s clients, user fees charged per customer, and transaction fees based on client’s customer transactions. Recurring revenue arises only after the client has implemented one of the Company’s solutions, whether RDC, Select Mobile Money, Select Mobile NowPay or Select Mobile Account Opening. Recurring revenue varies depending on the specific solution deployed, the fee arrangement negotiated with the client, the number of client customers that use the application (and, in the case of the Company’s prepaid mobile money application, the type of service used), and the volume of monthly user transactions.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Multiple Element Arrangement

The Company enters into multiple element arrangements in which a client may purchase a solution and professional services. For arrangements with multiple deliverables, the Company evaluates whether the individual deliverables qualify as separate units of accounting. In order to treat deliverables in a multiple element arrangement as separate units of accounting, the deliverables must have standalone value upon delivery. If the deliverables have standalone value upon delivery, the Company accounts for each deliverable separately and revenue is recognized for the respective deliverables as they are delivered. If one or more of the deliverables does not have standalone value upon delivery, the deliverables that do not have standalone value are combined with the final deliverable within the arrangement and treated as a single unit of accounting.

The Company determines the selling price for each element based on the selling price hierarchy of: (i) vendor-specific objective evidence of fair value, or VSOE, (ii) third-party evidence, or TPE, and (iii) estimated selling price, or ESP. The Company is unable to establish VSOE for any of its services, as the Company has not historically priced its solutions or services with sufficient consistency. The Company is unable to establish TPE, as the Company does not have sufficient information regarding pricing of third-party solutions and professional services similar to its offerings. As a result, the Company has developed estimates of selling prices based on margins established by the Company’s senior management as the targets in its selling and pricing strategies after considering the nature of the services, the economic and competitive environment, and the nature and magnitude of the costs incurred. The amount of arrangement fee allocated to a single unit of accounting is limited by any contingent revenue, if applicable.

Deferred Revenue

Deferred revenue consists of billings and payments received in advance of revenue recognition from any of the solutions and services the Company offers as described above and is recognized as the revenue recognition criteria are met. The Company typically invoices its clients on a monthly basis and, in certain limited cases, on an annual basis. Accordingly, the deferred revenue balance does not represent the total contract value of the Company’s multi-year client agreements. Deferred revenue also includes certain deferred professional services fees, which are recognized in accordance with the Company’s revenue recognition policy. The portion of deferred revenue the Company expects to recognize during the succeeding 12-month period is recorded as current deferred revenue, and the remaining portion is recorded as non-current.

Cost of Revenue

Cost of revenue primarily consists of costs related to developing, implementing, hosting and supporting the Company’s cloud-based solutions and services, including the Company’s RDC solutions and prepaid mobile money solutions, providing client support, data communications expense, salaries and benefits and non-cash stock compensation expense of operations and support personnel, software development fees, software license fees, amortization expense associated with acquired developed technology assets, and property and equipment depreciation of fixed assets used in the generation of revenue. Cost of revenue also includes the cost of professional services the Company procures externally, including for the services the Company procures from its external programming consultants in Toronto, Canada. These external programming consultants are dedicated primarily to the Company’s prepaid mobile money solutions and other select development projects. The Company does not track or allocate cost of revenues to the different solutions or services the Company sells to specific revenue sources, except for the cost of professional services the Company incurs externally including for the services the Company procures from the external programming consultants in Toronto, Canada.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash and cash equivalents are maintained at more than one financial institution and, at times, balances may exceed federally insured limits. The Company has never experienced any losses related to these balances and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

Accounts receivable represent amounts due from customers. Management determines the allowance for doubtful accounts by regularly evaluating individual customer receivables and considering a customer’s financial condition, credit history and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. The allowance for doubtful accounts was approximately $11,000 and $10,000 as of December 31, 2016 and 2015, respectively. Accounts receivable collectible within one year from the balance sheet date are recognized as current assets within the consolidated balance sheets while accounts receivable that are collectible after one year from the balance sheet date are recognized as other assets within the consolidated balance sheets. As of December 31, 2016, one customer represented approximately 42.8% of the Company’s total receivables, for which the Company has not recorded a reserve due to the Company’s historical experience with this customer. If amounts due from this customer become uncollectible in the future, the Company’s operations would be materially impacted.

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

Goodwill

Goodwill represents the excess purchase price over the appraised value of the portion of identifiable assets that were acquired from DeviceFidelity, completed in March 2014. Goodwill is not amortized but is reviewed at least annually for impairment, or between annual dates if circumstances change that would more likely than not cause impairment. The Company’s management performs its annual impairment test at the close of each fiscal year, and considers several factors in evaluating goodwill for impairment, including the Company’s current financial position and results of operations, general economic and industry conditions and legal and regulatory conditions. See Note 9 “Goodwill and Finite Lived Intangible Assets.”

Impairment of Long-lived Assets, Including License Agreements

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. See Note 9 “Goodwill and Finite Lived Intangible Assets.”

Deferred Financing Costs

Deferred financing costs are capitalized and amortized into interest expense over the lives of the related debt agreements. In the event debt is converted or paid prior to maturity, any unamortized issuance costs related to such debt are charged to expense at the time of conversion or payment prior to maturity.

In April 2015, the Financial Accounting Standards Board issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which changed the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. This ASU became effective for public companies during interim and annual reporting periods beginning after December 15, 2015. The Company adopted this ASU in 2016 on a retrospective basis.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expense on the accompanying consolidated statements of operations. During the years ended December 31, 2016 and 2015, advertising costs totaled approximately $60,000 and $65,000, respectively.

Deferred Commissions

The Company capitalizes commission costs paid to internal sales associates that are incremental and directly related to the acquisition of client contracts. Commission costs are capitalized and amortized over the term of the related client contract.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reflects the amounts used in determining loss per share:

	Year Ended
(In thousands, except share and per share data)	December 31, 2016	December 31, 2015

Net loss	$(15,167)	$(18,252)
Less: Cumulative unpaid preferred stock dividends	(480)	(260)
Net loss attributable to common shareholders	$(15,647)	$(18,512)
Weighted average common shares outstanding	2,794,630	1,771,736
Net loss per common share – basic and diluted	$(5.60)	$(10.45)

The following potential common shares were excluded from the calculation of diluted loss per share from continuing operations and diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the periods presented:

	As of
	December 31, 2016	December 31, 2015

Convertible Preferred Stock	1,031,454	944,932
Stock Options	337,846	249,951
Warrants	4,343,528	1,723,674
	5,712,828	2,918,557

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments for certain financial instruments and to determine fair value disclosures. Instruments issued with price protection features are recorded at fair value on a recurring basis. The Company considers the carrying value of cash and cash equivalents, accounts receivable and accounts payable to approximate fair value due to the short maturity of these instruments. With respect to the determination of fair values of financial instruments, there are the following three levels of inputs:

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

The instruments that are carried at fair value are valued using level 3 inputs utilizing the Black-Scholes option pricing model or a Monte Carlo simulation, depending on the instrument. The conversion features that are carried at fair value are valued by a third-party valuation specialist. There were no transfers into or out of level 3 of the fair value hierarchy during the year ended December 31, 2016.

Use of Estimates

The preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates include the Company’s ability to continue as a going concern, the allowance for doubtful accounts, assumptions used to value stock options and warrants, conversion feature liabilities, conversion incentive and share purchase price adjustments.

Research and Development Costs

The Company considers those costs incurred in developing new processes and solutions to be research and development costs and they are expensed as incurred.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. The Company recognizes deferred tax liabilities or assets for the expected future tax consequences of temporary differences between the book and tax basis of assets and liabilities. The Company regularly assesses the likelihood that its deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies in assessing the amount of the valuation allowance necessary to offset the Company’s deferred tax assets that will not be recoverable. The Company has recorded and continues to carry a full valuation allowance against its gross deferred tax assets that will not reverse against deferred tax liabilities within the scheduled reversal period. If the Company determines in the future that it is more likely than not that the Company will realize all or a portion of its deferred tax assets, the Company will adjust its valuation allowance in the period in which the Company makes that determination. The Company expects to provide a full valuation allowance on its future tax benefits until the Company can sustain a level of profitability that demonstrates its ability to realize these assets.

Reclassifications

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The revised guidance is effective for reporting periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period. The Company does not believe that this ASU will have a material impact on its consolidated financial statements and disclosures.

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles-Goodwill and Other (Topic 350),” which simplifies the test for goodwill impairment by eliminating step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim impairment test by comparing the fair value of a reporting unit to its carrying amount, and should recognize an impairment charge in the amount by which the carrying amount of the reporting unit exceeds its fair value. The revised guidance is effective for fiscal years beginning after December 15, 2019, including for interim periods within those fiscal years, and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and disclosures.

2. Prepaid Expenses and Deferred Costs

Prepaid expenses and deferred costs primarily consist of prepayment of licenses and maintenance fees, or deposits with, the providers of RDC software capabilities to the Company.

3. Property and Equipment

Property and equipment consists of the following:

	As of
(In thousands)	December 31, 2016	December 31, 2015

Computer equipment	$255	$227
Data center equipment	1,230	1,011
Purchased software	814	692
Furniture and fixtures	90	90
Leasehold improvements	78	75
Total property and equipment	2,467	2,095
Less: accumulated depreciation	(1,771)	(1,431)
Net property and equipment	$696	$664

Depreciation expense consisted of the following:

	Year Ended
(In thousands)	December 31, 2016	December 31, 2015

Depreciation expense	$340	$322

4. Accrued Expenses

Accrued expenses consist of the following:

	As of
(In thousands)	December 31, 2016	December 31, 2015

Accrued compensation	$226	$120
Accrued rent	12	-
Accrued sales tax	3	6
Total accrued expenses	$241	$126

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Financing Arrangements

The Company has obtained debt financing through bank loans, loans from directors and other affiliated parties and unaffiliated third party investors. Certain of the Company’s debt agreements contain various covenants. As of December 31, 2016, the Company believes that it is in compliance with all covenants. Certain of the debt was issued with warrants that permit the investor to acquire shares of the Company’s common stock at prices as specified in the individual agreements. See Note 10 “Shareholders’ Deficit.”

The Company’s debt and accrued interest outstanding as of the periods presented consisted of the following:

	Principal Balance		Accrued Interest
(Dollar amounts in thousands)	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015

Notes Payable to Directors and Affiliates	$3,078	$1,748	$411	$232
Convertible Term Loan, due December 2016, interest at 10%	—	2,300	—	370
Convertible Notes, due 2016 and 2017, interest between 0% and 8%(1)	9,211	—	4	—
Series Subordinated Note, due January 2016, interest at 12%	415	415	228	2
Notes Payable, due October 2016, interest between 8.25% and 12%	67	75	32	28
Note Payable, due August 2021, interest at 0%	192	192	—	—
Installment Note Payable – Bank	234	261	—	—
Total debt	13,197	4,991	675	632
Discount on notes payable	(8,519)	—
Unamortized deferred financing costs	(133)	(31)
Total debt, net	4,545	4,960
Less: short-term debt and current portion of long-term debt	4,229	4,768
Long-term debt, net of current portion	$316	$192

(1)	Includes notes payable to Messrs. Hanson and Davis totaling approximately $906,000.

Future maturities of notes payable, gross, as of December 31, 2016 are as follows (in thousands):

2017	$12,881
2018	115
2019	9
2020	—
2021	192
Thereafter	—
$13,197
Less: unamortized discount and deferred financing fees	(8,652)
Total debt	$4,545

Notes Payable to Directors and Affiliates

The Company has historically relied on Messrs. Hanson and Davis to provide financing to fund the Company’s operations. See Note 12 “Related Party Transactions.”

Convertible Term Loan, due December 2016, interest at 10%

In December 2013, the Company entered into a loan and security agreement with Trooien Capital, LLC (“Trooien Capital,” and the Company refers to this note as the “Trooien Capital Note”) for a principal amount of up to $4 million. Borrowings under the Trooien Capital Note bore interest at 10% and matured in December 2016. Under the agreement, Trooien Capital had the right, but not the obligation, to advance additional amounts up to the $4 million. Trooien Capital had the right to request shares of common stock, rather than cash, as payment for interest. The Company repaid the Trooien Capital Note, including interest accrued but unpaid thereon in December 2016 for an aggregate amount of $3.1 million in cash. See Note 7 “Commitments and Contingencies.”

Convertible Notes, due 2016 and 2017, interest at 0%

For accounting purposes, the Company accounts for the debt, warrants and conversion features of the following convertible notes using an allocation process. As a result, the reported amount of the debt has been reduced and will be accreted to face value through each of the maturity dates.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible notes that will convert upon uplisting

Between June and September 2016, the Company issued to several investors convertible notes, which are unsecured and do not bear any interest, and warrants to purchase common stock. Each of the investors may elect to convert the principal amount of the notes into shares of the Company’s common stock at any time before the maturity date of the notes at a conversion price equal to the lower of $5.55 and 80% of the per share sale price of the Company’s common stock in its next underwritten public offering. The Company has the right to require each of the investors to convert the notes into shares of its common stock at that conversion price if the Company’s common stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market or the Nasdaq Global Select Market. In addition, under the Company’s agreement with each of the investors, it is required to file with the SEC a registration statement covering the resale of the shares of its common stock issuable under the notes and the warrants within 21 days after the Company’s next underwritten public offering, or 90 days following the date on which the Company’s current financing plan is terminated. If the Company fails to file a registration statement in a timely manner, the Company will be required to issue to each of the investors additional warrants to purchase shares of its common stock.

Between October 2016 and January 2017, the Company issued to several investors convertible notes, which are unsecured and do not bear any interest, and warrants to purchase common stock. Each of the investors may elect to convert the principal amount of the notes into shares of the Company’s common stock at any time before the maturity date of the notes at a conversion price equal to the lower of $7.00 and 80% of the per share sale price of the Company’s common stock in its next underwritten public offering. The Company has the right to require each of the investors to convert the notes into shares of its common stock at that conversion price if the Company’s common stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market or the Nasdaq Global Select Market. In addition, under the Company’s agreement with each of the investors, it is required to file with the SEC a registration statement covering the resale of the shares of its common stock issuable under the notes and the warrants within 21 days after the Company’s next underwritten public offering, or 90 days following the date on which the Company’s current financing plan is terminated. If the Company fails to file a registration statement in a timely manner, the Company will be required to issue to each of the investors additional warrants to purchase shares of its common stock. The Company has expressed its intent to grant a security interest in the assets and properties of the Company to the investors which, when granted, shall (i) secure the full and timely payment and performance by the Company of the obligations of the Company under the convertible notes on a pari passu basis among the investors, and (ii) be subordinate and junior in right of payment and security to the prior payment in full of all senior obligations and the liens securing all senior obligations (as outlined in the securities purchase agreement). As of the date that these financial statements were available to be issued, the Company has not yet granted this security interest. After an event of default (as outlined in the securities purchase agreement), these notes will be convertible at a conversion price equal to 60% of the lowest daily volume weighted average price in the 20 trading days immediately prior to conversion (“VWAP”) if such VWAP is lower than the lower of $7.00 per share or 80% of the per share price in the Company’s next underwritten public offering.

The following table provides additional information about each financing as of December 31, 2016.

Note Date	Maturity Date	Proceeds(1)	Principal(1)	Fair Value(2)
		(in thousands)
June 2016	June 2017	$1,000	$1,053	$1,955
August 2016	August 2017	1,000	1,053	1,969
September 2016	September 2017	95	100	188
October - December 2016	October - December 2017	6,695	7,005	12,408

(1)	As provided for in the relevant agreements

(2)	As of December 31, 2016, includes the principal amount of the notes plus the fair value of the conversion feature derivative and warrants associated with the instrument.

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

The notes did not bear any interest but were issued with a 20% original issue discount and an additional 20% repayment premium. Each tranche funded under a note was due and payable in full six months after the date of funding. The first tranche was due and repaid on December 9, 2016 in the amount of $1.4 million. The June 9, 2016 Investors did not fund the second tranche.

In December 2016, the Company entered into a securities purchase agreement with FirstFire, pursuant to which the Company issued to FirstFire the FirstFire Note. FirstFire funded $550,000 of principal due under the FirstFire Note and after giving effect to original issue discount the Company received gross proceeds of $500,000. The FirstFire Note bears interest at a rate of 5% per annum and is due June 12, 2017. Prior to an event of default, amounts funded under the FirstFire Note are convertible into shares of the Company’s common stock at a price equal to the lowest of $5.55 per share or a price per share equal to 80% of the price in the Company’s next underwritten public offering. Upon prepayment, the Company must pay FirstFire an amount equal to: (A) within 30 days of the date of issuance, 105%, (B) between 31 and 60 days of issuance, 110%, (C) between 61 and 120 days of the date of issuance, 115%, (D) between 121 and 150 days of the date of issuance, 125% and (E) thereafter, 135% multiplied by the principal amount plus any accrued but unpaid interest on the principal amount, plus default interest, if any.

The Company also issued to FirstFire warrants to purchase up to 89,110 shares of the Company’s common stock at an exercise price equal to the lower of $5.55 per share and 80% of the price in the Company’s next underwritten public offering, exercisable for a five-year period. The Company also granted FirstFire piggy-back registration rights.

On December 23, 2016, the Company issued the FLMM Note to FLMM in the amount of $1,440,000, payable in cash. The FLMM Note is secured by substantially all of the assets of the Subsidiary, bears interest at a rate of 8% per annum and is payable in full on March 15, 2017. The Company may not prepay the note without the consent of FLMM. FLMM has the right, at its sole option and discretion, to convert the principal and interest under the FLMM Note into shares of the Company’s common stock at a price equal to $7.00 per share. FLMM will also have the right, at its sole option and discretion, to convert the principal and interest under the FLMM Note into shares of the Company’s common stock following an offering that results in the Company’s common stock being listed on any exchange operated by the Nasdaq Stock Market LLC (“Uplist Transaction”) at a rate equal to the lower of $7.00 per share and 80% of the per share price in the Uplist Transaction. As consideration for entering into the FLMM Note, the Company also issued to FLMM a warrant to purchase 64,865 shares of the Company’s common stock, exercisable for a five-year period from the date of issuance, at the lower of $5.55 per share and 80% of the per share price in the Company’s next underwritten public offering.

On December 22, 2016, the Company issued the Gruber Note to Gruber in the amount of $75,000, payable in cash. The Gruber Note is unsecured, bears interest at a rate of 8% per annum and is payable in full on March 22, 2017, which may, under certain circumstances, be extended to May 31, 2017. The Company may not prepay the note without the consent of Gruber. Gruber has the right, at its sole option and discretion, to convert the principal and interest under the Gruber note into shares of the Company’s common stock at $7.00 per share. Gruber will also have the right, at its sole option and discretion, to convert the principal and interest under the Gruber Note into shares of the Company’s common stock following an offering that results in an Uplist Transaction at a rate equal to the lower of $7.00 per share and 80% of the per share price in the Uplist Transaction. As consideration for entering into the Gruber Note, the Company also issued to Gruber a warrant to purchase 3,379 shares of common stock, exercisable for a five-year period from the date of issuance, at the lower of $5.55 per share and 80% of the per share price in the Company’s next underwritten public offering.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Series Subordinated Note, due January 2016, interest at 12%

The series subordinated note was due in January 2016. As of December 31, 2016, the Company has not repaid the note. On March 31, 2016, the holder of the note commenced legal action against the Company. See Note 7 “Commitments and Contingencies.”

Notes Payable, due October 2016, interest between 8.25% and 12%

In January 2014, the Company assumed notes payable in connection with the reverse merger transaction pursuant to which the Company acquired the Subsidiary. During the year ended December 31, 2016, the Company repaid three of the notes for approximately $11,000, including principal and accrued interest. During 2016, the Company also extended the maturity date of the remaining notes to August 2016 and then to October 2016. The Company agreed to a settlement with the holder of these notes and, on January 24, 2017, the Company settled the principal and accrued but unpaid interest due under the remaining notes for a cash payment of $80,000 and the issuance of 10,000 shares of the Company’s common stock to the holder.

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

Installment Note Payable – Bank

In January 2016, the Company entered into an installment note payable with a bank, replacing a previous note, for a principal amount of approximately $330,000. The company received the net amount between the two notes, or approximately $69,000, which was primarily used for working capital purposes. The note bears interest at the prime rate plus 1%, but not less than 5%. The note is due in January 2019. The prime rate of interest was 3.75% as of December 31, 2016 and 3.50% as of December 31, 2015.

6. Employee Benefit Plan

The Company has a defined contribution 401(k) saving plan covering all employees satisfying certain eligibility requirements. The plan permits, but does not require, contributions by the Company. The Company did not make any contributions pursuant to the plan during the years ended December 31, 2016 and 2015.

7. Commitments and Contingencies

Operating Leases

The Company leases approximately 22,000 square feet of office space in Chanhassen, Minnesota. The lease commenced on May 1, 2012 and extends through January 2022. In addition to the office space, the Company leases certain office furniture and equipment under operating leases through November 2018. The Company has two vehicles on 36-month leases which commenced in January 2015 and June 2015, respectively. The Company also entered into a lease agreement, in April 2014, for a total of 1,812 square feet of office space in Dallas, Texas related to the employees retained as part of its acquisition of Select Mobile Money. The lease commenced on May 1, 2014 and extends through June 30, 2017. The Company has sub-leased the Dallas, Texas office space, commencing on November 19, 2015 and expiring on June 30, 2017. The Company also has various computer leases with three year terms. The Company is recording rental expense monthly.

Rent expense pursuant to operating leases for the periods presented is as follows:

	Year Ended
(In thousands)	December 31, 2016	December 31, 2015

Rent expense	$464	$476

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s headquarters office space lease calls for rent increases over the term of the lease. The Company records rent expense on a straight-line basis using the average rent for the term of the lease. The excess of the expense over cash rent paid is shown as accrued rent.

Future minimum lease payments pursuant to operating leases as of December 31, 2016 are as follows (in thousands):

2017	$292
2018	242
2019	241
2020	248
2021	255
Thereafter	22
$1,300

The Company is due approximately $17,000 in future minimum lease receivables through the expiration of its sublease on the Dallas, TX office space in 2017.

Capital Leases

The total cost of capital leased assets, net of accumulated depreciation, included in property and equipment as of December 31, 2016 and December 31, 2015 totaled approximately $575,000 and $501,000, respectively.

Future minimum lease payments pursuant to capital leases as of December 31, 2016 are as follows (in thousands):

2017	$441
2018	154
2019	89
2020	5
2021	—
Total payments remaining	689
Less: portion representing interest	(26)
Principal portion	663
Less: unamortized deferred financing costs	(46)
Capital lease balance	617
Less: current maturities of capital lease obligations	(379)
Capital lease, net of current maturities	$238

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

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company intends to comply with the injunction and will pursue a re-branding of the Company. The Company expects that the re-branding of the Company will require it to devote significant resources to advertising and marketing new brands and will cause the Company to incur substantial costs. The Company estimates the expenses related to the re-branding will be between $200,000 and $300,000 over a six-month period during 2017. The Court denied Cachet Banq’s request for attorney’s fees and costs.

Series Subordinated Note

On March 31, 2016, the holder of the series subordinated note referred to in Note 5 “Financing Arrangements” commenced an action against the Company in Hennepin County Court in the State of Minnesota, alleging that the Company breached the terms of the note and seeking to collect alleged amounts due and owing under the note. The holder of the note alleges that the Company is in default and owes the note holder approximately $695,000 plus interest and assessments accruing after April 1, 2016. The dispute centers on the note holder’s interpretation of the agreement. Based on the note holder’s interpretation of the agreement, the note holder seeks an extraordinary amount in alleged liquidated damages (approximately $300,000 on an outstanding debt of approximately $415,000). The Company disputes the allegations of the note holder and intends to vigorously defend the claim. Among other things, the Company contends the note holder’s interpretation of the agreement is unenforceable under Minnesota law. The note holder moved for summary judgment and a hearing on that motion was held on August 9, 2016 before the Fourth Judicial District in Hennepin County in Minnesota where the Court heard both arguments and took the motion under advisement. On October 19, 2016, the Court entered an order granting in part and denying in part the motion for summary judgment. The alleged default could subject the Company to claims of default or cross default by our other lenders. At this time no other lender has asserted such a claim. If the plaintiff in this matter is successful in their lawsuit, the Company would be subject to a penalty of $500 per day for each day that the Company was in default of the note. As of December 31, 2016, the Company had accrued $176,000 related to this $500 per day penalty and is reflected in accrued interest on the consolidated balance sheets.

Trooien Capital

On or about May 24, 2016, the Company received notice from Trooien Capital alleging that the Company did not make interest payments in accordance with the terms of the Trooien Capital Note, and as a result of such alleged breach, all outstanding amounts under such notes were accelerated. Pursuant to the Trooien Capital Note, the Subsidiary granted to Trooien Capital a security interest in all of the Subsidiary’s property and assets, including all property that the Subsidiary will acquire in the future, as collateral security for the payment and performance of the Subsidiary’s obligations under the Trooien Capital Note. On or about May 27, 2016, the Subsidiary filed a verified complaint with the Fourth District Court of Hennepin County in Minnesota naming Trooien Capital as a defendant and seeking a declaratory judgment against Trooien Capital with respect to this claim. On June 10, 2016, Trooien Capital answered the Subsidiary’s complaint and asserted counterclaims. On June 20, 2016, Trooien Capital moved to appoint a receiver for the Subsidiary. On June 30, 2016, the Company filed a notice of motion and motion to dismiss a portion of the counterclaims. On July 19, 2016, the Company filed with the Fourth District Court of Hennepin County in Minnesota a memorandum of law and supporting documents requesting that the Court deny Trooien Capital’s motion to appoint a receiver for the Subsidiary. On October 18, 2016, a hearing on the motions was held and the Court took both motions under advisement. On October 21, 2016, the Court entered an order denying Trooien Capital’s motion to appoint a receiver and denying the Company’s motion to dismiss a portion of Trooien Capital’s counterclaims.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 20, 2016, the Company entered into a settlement agreement and full release with Trooien Capital, pursuant to which the Company agreed to pay to Trooien Capital a total of $3.1 million and to issue a warrant to purchase 500,000 shares of the Company’s common stock at the lower of $5.55 per share and 80% of the Company’s per share price in the next underwritten public offering, in settlement of the Trooien Capital Note, plus interest accrued but unpaid thereon. In exchange for the settlement payment and warrants, Trooien Capital, within one business day after receipt of the settlement payment and warrants, agreed to take all necessary steps to remove, terminate or otherwise release any and all interest in any tangible or intangible assets of the Subsidiary. The Company fully repaid the $3.1 million due to Trooien Capital as of December 23, 2016.

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

8. Income Taxes

The Company has not recorded a current or deferred tax provision for the years ended December 31, 2016 and 2015 due to the Company’s net tax losses incurred and the uncertainty of realization of any related tax benefit in the future. Due to the full valuation allowance on the Company’s net deferred tax assets, there was no deferred tax benefit or provision recorded.

A reconciliation of the Company’s statutory tax expense (benefit) to our actual tax expense (benefit) is as follows:

	Year Ended
(Dollars in thousands)	December 31, 2016	December 31, 2015

Federal statutory rate at 34 percent	$(5,157)	$(6,206)
State taxes, net of federal tax expense (benefit)	(422)	(499)

Nondeductible interest	1,374	2,002
Stock-based compensation	414	59
Nondeductible meals & entertainment	9	21
Other	328	84
Change in valuation allowance	$3,454	$4,539

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of the Company’s net deferred tax assets and liabilities are as follows:

	Year Ended
(In thousands)	December 31, 2016	December 31, 2015

Deferred Tax Assets:
Non-Current:
Net operating loss carry forward	$11,080	$7,662
Finite-lived intangibles	552	394
Non-qualified stock-based compensation	347	347
Property, plant and equipment	20	22

Current:
Accounts receivable allowance	4	4
Accrued expenses	878	998
Gross deferred tax assets	12,881	9,427

Deferred Tax Liabilities:
Non-Current:
Amortization of indefinite-lived intangible	(13)	(8)
Property, plant and equipment	—	—
Gross deferred tax liabilities	(13)	(8)
Net deferred tax assets before valuation allowance	12,868	9,419
Less: valuation allowance	(12,868)	(9,419)
Total net deferred tax asset (liability)	$—	$—

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

As of December 31, 2016 and 2015, the Company had approximate Federal NOL carryforwards of $30.1 million and $20.9 million, respectively, and various state NOL carryforwards of $15.7 million and $10.2 million, respectively. The loss carryforwards for federal tax purposes will begin expiring in 2032. The expiration of the statute of limitations related to the state NOL carryforwards varies by state. The Company is subject to income taxes in the U.S. federal and various state jurisdictions. The Company is generally subject to U.S. federal and state tax examinations for all years after 2012.

Section 382 of the U.S. Internal Revenue Code generally imposes an annual limitation on the amount of net operating loss carryforwards that might be used to offset taxable income when a corporation has undergone significant changes in stock ownership. The Company has not completed a Section 382 analysis of the NOL carryforwards. Consequently, the Company’s NOL carryforwards may be subject to annual limitations under Section 382.

The Company recognizes tax liabilities for uncertain income tax positions based on management’s estimate of whether it is more likely than not that additional taxes will be required. The Company had no uncertain tax positions as of December 31, 2016 or 2015. It is the Company’s practice to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. The Company does not expect any material changes in unrecognized tax positions over the next twelve months.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Goodwill and Finite Lived Intangible Assets

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

The Company had recorded Goodwill of $204,000 as of December 31, 2016 and December 31, 2015. The Company conducted its annual goodwill impairment test as of December 31, 2016 and determined there to be no impairment related to the Company’s goodwill.

For the years ended December 31, 2016 and 2015, the Company recognized impairment charges of approximately $87,000 and $216,000, respectively related to certain customer contracts acquired in the acquisition of the Select Mobile Money business in March 2014. In determining the impairment loss, the Company reviewed all circumstances, including the undiscounted cash flows it expects to derive from those contracts going forward.

Identified intangible assets are summarized as follows:

	Amortizable	December 31, 2016
	Period	Gross	Accumulated	Net
(Dollar amounts in thousands)	(years)	Assets	Amortization	Assets

Customer Contracts	3	$549	$(526)	$23
Proprietary Software	3	917	(864)	53
Total identified intangible assets		$1,466	$(1,390)	$76

	Amortizable	December 31, 2015
	Period	Gross	Accumulated	Net
(Dollar amounts in thousands)	(years)	Assets	Amortization	Assets

Customer Contracts	3 - 5	$784	$(510)	$274
Proprietary Software	3	917	(559)	358
Total identified intangible assets		$1,701	$(1,069)	$632

Amortization and impairment expense for identified intangible assets is summarized below:

	Year Ended		Statement of
			Operations
(In thousands)	December 31, 2016	December 31, 2015	Classification

Customer Contracts	$250	499	Cost of Revenue
Proprietary Software	306	306	Cost of Revenue
Total	$556	805

Based on the identified intangible assets recorded at December 31, 2016, future amortization expense is expected to be as follows (in thousands):

2017	$76

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Shareholders’ Deficit

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

In March 2016, an investor converted 500 shares of Series C Convertible Stock at the conversion price of $4.94 per share, as well as received credit for all unpaid cumulative dividends earned through the date of conversion. The investor received a total of 10,934 shares of common stock. As of December 31, 2016 and 2015, the Company had outstanding 43,530 and 44,030, respectively of its Series C Preferred Stock.

Common Stock

The Company’s common stock issuances for the years ended December 31, 2016 and 2015 are as follows:

Common Stock
Balance, December 31, 2014	1,129,052
Share price conversion adjustment	548,842
Conversion of preferred stock to common stock and payment of preferred dividend with common stock	337,381
Issuance of common stock for professional services	38,334
Share-based compensation	4,803
Issuance of common stock under Associate Stock Purchase Plan	11,067
Warrant exercises	189,908
Shares issued to Lincoln Park Capital Fund under Equity Line Agreement	78,673
Issuance of restricted common stock to Associates, net of forfeitures	5,600
Director equity exchange agreement	(25,521)
Balance, December 31, 2015	2,318,139
Conversion of preferred stock to common stock and payment of preferred dividend with common stock	10,934
Issuance of common stock for professional services and fees	103,884
March 2016 equity offering	284,600
Share-based compensation	32,847
Issuance of common stock under Associate Stock Purchase Plan	20,179
Warrant exercises	384,505
Balance, December 31, 2016	3,155,088

Net cash and non-cash increases to total shareholders’ deficit pursuant to common stock issuances for the year ended December 31, 2016 and 2015 totaled $3.8 million and $5.5 million, respectively.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants

The Company’s warrant activity for the years ended December 31, 2016 and 2015 consisted of the following:

	Number of		Weighted
	Shares Issuable	Weighted Avg.	Remaining
	Under Warrants	Exercise Price	Life (Years)
Balance, December 31, 2014	593,580	$30.88	4.57
Issued	1,320,009	5.93
Exercised	(189,915)	6.59
Balance, December 31, 2015	1,723,674	10.98	3.98
Issued	3,132,547	5.49
Exercised	(512,693)	4.60
Balance, December 31, 2016	4,343,528	7.73	4.23

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

As of December 31, 2016 and 2015, the Company’s warrant and conversion feature liabilities consisted of the following:

			Balance as of
Counterparty	Shares Issuable	Current Exercise Price	December 31, 2016	December 31, 2015
			(In thousands)
Former senior lender	-	$-	$-	$537
Mr. Davis	-	-	-	45
Series A, B and C preferred shareholders	597,790	4.94	1,164	2,175
Lincoln Park Capital Fund	115,400	4.94	234	43
Lender of October 2016 notes payable	5,000	4.94	10	-
June 9, 2016 Investors	200,000	4.94	406	-
Convertible noteholders(1)	1,319,989	5.55	7,369	-
Messrs. Hanson and Davis	33,334	4.94	64	-
Sutter Securities Incorporated	2,812	5.55	5	-
Trooien Capital, LLC	500,000	5.55	968	-
Craft Capital Management LLC	901	5.55	2	-
Warrant and conversion feature liability			10,222	2,800
Less: current portion of warrant and conversion feature liability			(2,870)	-
WARRANT LIABILITY			$7,352	$2,800

(1)    Shares issuable includes only warrants issued in connection with convertible notes.

Warrants that contain anti-dilution price protection are carried as liabilities on the consolidated balance sheets until they are either exercised or no longer subject to anti-dilution protection, after which the value of the warrants is reclassified to additional paid-in capital. The fair value of warrants is determined at the issuance date, and each quarter for warrants recognized as liabilities and carried at fair value, using the Black-Scholes option pricing model using the following significant assumptions, or a Monte Carlo simulation, depending on the instrument.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock price:	Published trading market values of the Company’s common stock as of the grant date of the warrants or at the valuation date.

Exercise price:	The stated exercise price of the warrant.

Expected term:	Generally, the Company utilizes the contractual term of the warrant.

Expected dividend:	The rate of dividends that the Company expects to pay over the term of the warrant.

Volatility:	For periods prior to the Company’s public offering, volatility is estimated based on the volatility of comparable peer companies that are publicly traded, and for later periods the Company includes its actual common stock trading history.

Risk-free interest rate:	The daily United States Treasury yield curve rate.

The conversion features on the Company’s convertible notes are accounted for as derivative financial instruments. The Company records all derivatives on the balance sheet at fair value. Changes in the value of the conversion features are reflected in mark-to-market warrant and debt (income) expense on the consolidated statements of operations. The Company obtains a valuation report prepared by a third-party valuation specialist to assist in determining the fair value of the conversion features associated with certain of its convertible notes. If converted by the holders, as of December 31, 2016, the Company would be required to issue 498,921 shares to settle convertible notes convertible at $5.55 per share and 944,588 shares to settle convertible notes convertible at $7.00 per share.

The fair value of the warrants issued was determined using a Monte Carlo simulation or the Black-Scholes option pricing model. For the warrants valued using the Black-Scholes option pricing model, the following assumptions were used for the periods presented:

Year Ended
	December 31, 2016	December 31, 2015

Stock price	$4.05 to $11.25	$6.00 to $16.80
Exercise price	$4.94 to $6.90	$4.94 to $20.25
Expected term	2.5 to 5.0 years	1.0 to 5.0 years
Expected dividend	0%	0%
Volatility	51% to 91%	27% to 96%
Risk-free interest rate	0.71% to 2.07%	0.25% to 1.37%

11. Stock-Based Compensation and Benefit Plans

Stock Options and Performance Awards

On February 9, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 EIP”), which was approved by the shareholders of the Company. Participants in the plan include the Company’s employees, officers, directors, consultants, or independent contractors. On February 12, 2014, the Board of Directors approved the assumption of the 2010 EIP as part of the Merger; however, it was agreed that no new grants would be made under the 2010 EIP. On February 12, 2014, the Board of Directors also adopted the 2014 Stock Incentive Plan (the “2014 SIP”). On June 2, 2016, the Board of Directors adopted the 2016 Stock Incentive Plan (the “2016 SIP”), which was approved by the shareholders of the Company.

Pursuant to the 2016 SIP, the Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant non-qualified (non-statutory) stock options for up to 6,667 common shares to new employees of the Company who are not officers of the Company during each fiscal year. Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights (“SARs”); (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares. Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors. No person is eligible to receive grants of stock options and SARs under the 2014 SIP that exceed, in the aggregate, 26,667 shares of common stock in any one year. The term of each stock option shall be determined by the board or committee, but shall not exceed ten years. Vested stock options may be exercised in whole or part by the holder giving notice to the Company. Options under the plan may provide for the holder of the option to make payment of the exercise price by surrender of shares equal in value to the exercise price. Options granted to employees generally vest over two to three years. Stock awards granted to non-employee directors generally vest 50% on the grant date and 50% on the first anniversary of the date of the grant. Options expire five years from the date of grant.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of shares issuable pursuant to options granted as of December 31, 2016:

	Maximum	Outstanding	Exercisable
2010 EIP	45,000	7,523	7,523
2014 SIP	101,442	58,662	37,334
2016 SIP	600,000	55,206	18,408
Issued outside of plans	—	216,455	158,460
Shares issuable pursuant to options granted		337,846	221,725

The following is a summary of stock option activity for the years ended December 31, 2016 and 2015:

			Weighted
	Number of		Remaining
	Shares Issuable	Weighted Avg.	Contractual	Intrinsic
	Under Options	Exercise Price	Life (Years)	Value
				(In thousands)
Balance, December 31, 2014	180,346	$30.15	4.05	$62
Granted	115,150	13.80
Exercised	—	—
Forfeited or Expired	(45,545)	26.40
Balance, December 31, 2015	249,951	19.80	3.95	—
Granted	163,813	6.36
Exercised	—	—
Forfeited or Expired	(75,918)	13.82
Balance, December 31, 2016	337,846	14.66	3.52	29
Exercisable at December 31, 2016	221,725	18.03	3.21	$10

Information with respect to stock options outstanding and exercisable as of December 31, 2016 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value
				(In thousands)			(In thousands)
$4.10 - $6.61	90,583	4.14	$5.76	$29	31,158	$5.77	$10
$6.62 - $10.49	47,873	4.45	7.86	—	18,479	8.12	—
$10.50 - $20.25	73,657	3.54	12.82	—	50,244	12.83	—
$22.50 to $60.00	125,733	2.71	24.74	—	121,844	24.81	—
	337,846	3.52	$14.66	$29	221,725	$18.03	$10

The Company has also adopted a performance bonus plan (the “Performance Bonus Plan”), which is intended to provide incentive for associates to establish quarterly goals and objectives as defined by management and achieve those goals and objectives above the established criteria. Shares issued pursuant to the Performance Bonus Plan to date have been issued under the 2014 SIP and 2016 SIP. The Company issued 32,847 and 4,803 shares to associates pursuant to the Performance Bonus Plan during the years ended December 31, 2016 and 2015, respectively.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the stock options issued was determined using the Black-Scholes option pricing model and the following assumptions for the periods presented:

Year Ended
	December 31, 2016	December 31, 2015

Stock price	$4.10 to $7.85	$8.25 to $20.25
Exercise price	$4.10 to $7.85	$8.25 to $20.25
Expected term	3 Years	2 to 3 Years
Expected dividend	0%	0%
Volatility	61% to 91%	26% to 48%
Risk-free interest rate	0.71% to 1.54%	0.22% to 1.08%

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

Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the periods presented was as follows:

	Year Ended
(In thousands)	December 31, 2016	December 31, 2015
Stock-based compensation costs included in:
Cost of revenue	$135	$55
Sales and marketing expenses	163	91
Research and development expenses	108	105
General and administrative expenses	217	192
Total stock-based compensation expense	$623	$443

As of December 31, 2016, the total compensation cost related to unvested options awards not yet recognized was approximately $231,000, which will be recognized over a weighted-average period of 1.24 years.

2014 Associate Stock Purchase Plan

In September 2014 and August 2015, the Company’s Board of Directors and stockholders, respectively, approved the 2014 Associate Stock Purchase Plan, under which 33,334 shares were reserved for purchase by the Company’s associates (employees). In December 2016, the Board of Directors of the Company approved the reservation of an additional 150,000 shares. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are every six months ending on June 30 and December 31. Associates may designate up to ten percent of their compensation for the purchase of shares under the plan. As of December 31, 2016, there are 149,346 shares available for purchase remaining in the plan.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Related Party Transactions

In order to finance its operations, the Company has historically relied upon Messrs. Hanson and Davis for financing through the issuance of debt, equity and warrants. Balances with related parties consisting of members of the Board of Directors for borrowings and warrants were as follows. No debt is held by executive officers of the Company.

	As of
	December 31, 2016	December 31, 2015

Notes Payable to Directors and Affiliates (in thousands)(1)	$3,078	$1,748
Convertible Notes, due 2016 and 2017, interest between 0% and 8%, held by related parties (in thousands)	$906	$—
Accrued interest to related parties (in thousands)	$411	$232
Warrants held by related parties	1,332,303	691,043

(1)	Included within this line item are two convertible notes, issued December 22, 2016, for proceeds of $135,000, a principal amount of $135,000 and a fair value, as of December 31, 2016, of approximately $194,000.

	Year Ended
(In thousands)	December 31, 2016	December 31, 2015

Related party interest expense	$196	$154

On May 7, 2014, the Company entered into a $1.5 million line-of-credit agreement with Mr. Hanson, as subsequently amended (the “Line of Credit”). The stated interest rate on the Line of Credit is 10% on the principal amount outstanding and the maturity date is January 31, 2017, with all outstanding principal and accrued interest due in full on that date. There are no financial covenants associated with the Line of Credit. On July 7, 2016, the Company entered into an amendment #3 to the borrowing agreement with Mr. Hanson in connection with the Line of Credit. Pursuant to that amendment, which is effective as of June 30, 2016, the parties agreed that the Company will make an interest-only payment on January 31, 2017. The interest-only payment is for interest accrued on the principal balance from February 1, 2016 to date of payment. On October 6, 2016, Mr. Hanson agreed to convert the $1.0 million owed under the Line of Credit to equity upon consummation of an underwritten public offering. The Company and Mr. Hanson subsequently agreed to reduce the conversion amount and number of warrants issuable pursuant to this conversion. See Note 14 “Subsequent Events.”

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

In February 2016, the Company entered into a thirty-day note payable with Mr. Davis for $150,000 and Mr. Hanson for $75,000. Under the note agreements, in lieu of interest, the Company agreed to issue five-year cashless warrants to purchase 16,667 and 8,334 shares of common stock at $4.94 per share to Messrs. Davis and Hanson, respectively. Additionally, for each 30 days the principal amount is outstanding, the Company issued to Messrs. Davis and Hanson an additional 16,667 and 8,334 warrants, respectively, with the same terms as described above. On March 29, 2016, both notes were amended to change the due dates of the principal amounts owed to January 11, 2017 and January 31, 2017, under Messrs. Hanson’s and Davis’ notes, respectively. Messrs. Davis and Hanson will continue to earn warrants on a 30-day basis until the principal is repaid. As of December 31, 2016, Messrs. Davis and Hanson have received a total of 200,004 and 91,674 warrants, respectively.

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

On May 9 and 10, 2016, the Company entered into two demand promissory notes in the principal amount of $250,000 each with Mr. Davis. Each promissory note accrues interest at the per annum rate of 10% and is payable upon the written demand of Mr. Davis. As an additional inducement to Mr. Davis to advance the amounts under each promissory note, the Company issued to Mr. Davis, under each promissory note, a warrant to acquire 5,000 shares of the Company’s common stock for each week the applicable note is outstanding. The warrants under the May 9th promissory note have an exercise price of $4.05 per share and the warrants under the May 10th promissory note have an exercise price of $3.75 per share. If a promissory note is outstanding for more than 30 days, the amount of warrants is increased to from 5,000 to 6,667 shares per week. On May 24, 2016, the Company amended each warrant to increase the exercise price of the warrant to $4.94 per share. The Company repaid these notes in June 2016.

On May 25, 2016, the Company borrowed $200,000 from Mr. Davis and issued to Mr. Davis a demand promissory note in the principal amount of $200,000. The note did not bear interest and was payable on demand of Mr. Davis. The Company repaid this note in full on June 6, 2016.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On November 16, 2016, the Company entered into an unsecured promissory note with Mr. Davis, pursuant to which the Company is obligated to pay to Mr. Davis the sum of $250,000, together with all accrued interest thereon, in six monthly installments of $42,101 each, which includes interest and equates to an imputed interest rate of 5% per annum. As an additional inducement to Mr. Davis to advance amounts under the note, on November 16, 2016, the Company also issued to Mr. Davis a warrant to purchase 45,547 shares of the Company’s common stock, subject to adjustments. The warrants issued to Mr. Davis have an exercise price of $4.94 per share, subject to adjustments, and are exercisable for a five-year period.

In December 2016, the Company entered into securities purchase agreements with Messrs. Davis and Hanson pursuant to which the Company agreed to issue to Messrs. Davis and Hanson convertible notes, due December 2017, in an aggregate principal amount of $378,947 and warrants to purchase 61,451 shares of common stock, subject to adjustments, in exchange for an aggregate purchase price of $360,000, payable in cash. The notes do not bear any interest and are payable in full in December 2017. Messrs. Davis and Hanson may elect to convert the principal amount of the notes into shares of common stock at any time before the maturity date at a conversion price per share equal to the lower of $7.00 and 80% of the per share price of common stock in the Company’s next underwritten public offering. The Company will have the right to require Messrs. Davis and Hanson to convert the notes into shares of common stock at that conversion price if the Company’s common stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market or the Nasdaq Global Select Market. The warrants will have an exercise price per share equal to the lower of $5.55 and 80% of the per share price of the Company’s common stock in the Company’s next underwritten public offering, subject to adjustments, and are exercisable for a five-year period.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 22, 2016, the Company issued a Convertible Term Promissory Note to Mr. Davis in the amount of $50,000, payable in cash (the “Davis Note”). The Davis Note is unsecured, bears interest at a rate of 8% per annum and is payable in full on March 22, 2017, which may, under certain circumstances, be extended to May 31, 2017. The Company may not prepay the note without the consent of Mr. Davis. Mr. Davis will have the right, at his sole option and discretion, to convert the principal and interest under the Davis Note into shares of the Company’s common stock at a conversion price of (i) $7.00 per share or (ii) following an Uplist Transaction at a rate equal to the lower of $7.00 per share and 80% of the Company’s per share price in the Uplist Transaction. As consideration for entering into the Davis Note, the Company also issued to Mr. Davis a warrant to purchase 2,253 shares of common stock, exercisable for a five-year period from the date of issuance, at the lower of $5.55 per share and 80% of the Company’s per share price in the Company’s next underwritten public offering.

On December 22, 2016, the Company issued a Convertible Term Promissory Note to Mr. Hanson in the amount of $85,000, payable in cash (the “Hanson Note”). The Hanson Note is unsecured, bears interest at a rate of 8% per annum and is payable in full on March 22, 2017, which may, under certain circumstances, be extended to May 31, 2017. The Company may not prepay the note without the consent of Mr. Hanson. Mr. Hanson will have the right, at his sole option and discretion, to convert the principal and interest under the Hanson Note into shares of the Company’s common stock at a conversion price of (i) $7.00 per share or (ii) following an Uplist Transaction at a rate equal to the lower of $7.00 per share and 80% of the Company’s per share price in the Uplist Transaction. As consideration for entering into the Hanson Note, the Company also issued to Mr. Hanson a warrant to purchase 3,829 shares of common stock, exercisable for a five-year period from the date of issuance, at the lower of $5.55 per share and 80% of the Company’s per share price in the Company’s next underwritten public offering.

On December 29, 2016, the Company entered into a Demand Promissory Note agreement for $250,000 with Davis & Associates, Inc., a company owned by Mr. Davis (“Davis & Associates”). The Demand Promissory Note accrues interest at a rate of 4% per annum. All principal and accrued but unpaid interest on the Demand Promissory Note will become payable upon the written demand of Davis & Associates. The Company repaid this Demand Promissory Note as of the same date, December 29, 2016.

Subsequent to December 31, 2016, the Company entered into several transactions with Messrs. Davis and Hanson including promissory notes which consolidated certain of the outstanding debt described above. See Note 14 “Subsequent Events.”

13. Concentrations

The Company’s revenues consist of recurring revenue, professional services and implementation fees. For the years ended December 31, 2016 and 2015, recurring revenues represented 66.1% and 73.0% of consolidated revenues, respectively, professional services represented 27.2% and 13.3% of consolidated revenues, respectively, and implementation fees represented 6.7% and 13.7% of consolidated revenues, respectively.

The Company continues to rely on vendors to provide technology and licensing components that are critical to its solutions. In addition, the Company engaged development contractors located in Toronto, Canada beginning in March 2014 to augment its software development efforts. During the year ended December 31, 2015, the Company incurred billings of approximately $837,000, or 12.5% of total billings, to this vendor. Billings incurred to this vendor for the year ended December 31, 2016 were less than 10% of the Company’s total billings.

As of December 31, 2016, the Company had net payables of approximately $317,000 owed to a law firm for legal services rendered in connection with our previous failed offering, representing 14.4% of its accounts payable balance, and approximately $558,000 owed to a technology partner for software licenses, representing 25.3% of its accounts payable balance. As of December 31, 2015, the Company had net payables of approximately $342,000 owed to a law firm for legal services, representing 30.8% of its accounts payable balance.

During the year ended December 31, 2016, one customer represented $1.4 million, or 17.2% of the Company’s consolidated revenues. There was no single customer whose revenue exceeded 10% of the Company’s consolidated revenues for the year ended December 31, 2015. Within accounts receivable is a receivable from the same customer totaling $1.3 million, representing 42.8% of the Company’s total receivables as of December 31, 2016. This receivable is due to the Company in various installments, pursuant to each agreement, beginning in January 2017 and ending in December 2019. As of December 31, 2015, the Company had receivables due from three customers of approximately $121,000, $113,000 and $95,000 representing 17.0%, 15.8% and 13.3%, respectively, of its gross accounts receivable balance.

14. Subsequent Events

The Offering

On January 20, 2017, the Company filed with the SEC a Registration Statement on Form S-1 (File No: 333-215650), pursuant to which the Company intends to raise up to $13.8 million in cash proceeds and list its common stock on the Nasdaq Capital Market (the “Offering”). The Board of Directors approved for submission to a vote of the stockholders of the Company the grant of authority to the Board of Directors to amend the Company’s Certificate of Incorporation to effect a reverse split of the Company’s common stock. At a special meeting of stockholders on February 9, 2017, the stockholders of the Company approved this proposal. The Board of Directors will have the authority, but not the obligation, to implement a reverse stock split, at any time in a ratio of not less than 1-for-1.01 and not more than 1-for-4, with the final ratio to be determined at the discretion of the Board of Directors. The Board of Directors does not expect to implement a reverse stock split except to the extent it is necessary and appropriate to facilitate the Company’s next underwritten public offering or otherwise as necessary to satisfy the listing requirements of the Nasdaq Capital Market.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Agreement with Vista Partners

On January 5, 2017, the Company entered into an addendum to an agreement entered into by and between the Company and Vista Partners, LLC (“Vista”), dated August 1, 2015 pursuant to which Vista will provide the Company with investor relations and financial advisory services (as amended, the “Vista Agreement”). The Vista Agreement shall be effective as of January 1, 2017 and continue for a term of six months. The Vista Agreement may be renewed for an additional six months under the same terms and conditions upon mutual agreement of Vista and the Company. Pursuant to the Vista Agreement, Vista shall be provided the following consideration by the Company:

●	A non-refundable grant by the Company to Vista of $120,000 convertible bridge note and warrants under the same terms as the Company’s October Private Placement; and,

●	A non-refundable expense deposit totaling $12,500, due within 15 days of the signing of the Vista Agreement;

 Pursuant to the Vista Agreement, the Company also issued to Vista a warrant to purchase 19,460 shares of the Company’s common stock. The note will not bear any interest and is payable in full in January 2018. Vista may elect to convert the principal amount of the note into shares of the Company’s common stock at any time before the maturity date at a conversion price per share equal to the lower of $7.00 and 80% of the per share price of the Company’s common stock in the Company’s next underwritten public offering. The Company will have the right to require Vista to convert the note into shares of the Company’s common stock at that conversion price if the Company’s common stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market or the Nasdaq Global Select Market. The warrant will have an exercise price per share equal to the lower of $5.55 and 80% of the per share price of the Company’s common stock in the Company’s next underwritten public offering, subject to adjustments, and is exercisable for a five-year period. The Company is required to file with the Securities and Exchange Commission a registration statement covering the resale of the shares of the Company’s common stock issuable under the notes and the warrants within 21 days following the consummation of the Company’s next underwritten public offering or 90 days following the date on which the Company’s current financing plan is terminated. If the Company fails to file a registration statement in a timely manner, it will be required to issue to Vista additional warrants to purchase shares of the Company’s common stock.

Private Placements

On January 4, 2017, the Company entered into a securities purchase agreement with David Boehnen. On January 13, 2017, the Company entered into a securities purchase agreement with Brett Nesland and Cross River Partners LP. On January 17, 2017, the Company entered into a securities purchase agreement with Anglian Holdings, Inc., David Boehnen and Vikki Lansing Copley (collectively, the “Investors”) pursuant to which the Company agreed to issue to the Investors convertible notes, due January 2018, in an aggregate principal amount of $3.2 million and warrants to purchase 568,042 shares of the Company’s common stock, subject to adjustments, in exchange for an aggregate purchase price of $3.1 million, payable in cash. Subsequent to the issuance of these warrants, additional warrants to purchase 10,436 shares of the Company’s common stock were issued to certain of the Investors that did not receive 100% warrant coverage pursuant to their original agreements. See paragraph related to True Up Warrants under the heading “Other Events” below.

The notes will not bear any interest and are payable in full in January 2018. The Investors may elect to convert the principal amount of the notes into shares of the Company’s common stock at any time before the maturity date at a conversion price per share equal to the lower of $7.00 and 80% of the per share price of the Company’s common stock in the Company’s next underwritten public offering. The Company will have the right to require the Investors to convert the notes into shares of the Company’s common stock at that conversion price if the Company’s common stock is listed on the Nasdaq Capital Market, the Nasdaq Global Market or the Nasdaq Global Select Market. The warrants will have an exercise price per share equal to the lower of $5.55 and 80% of the per share price of the Company’s common stock in the Company’s next underwritten public offering, subject to adjustments, and are exercisable for a five-year period. The Company is required to file with the Securities and Exchange Commission a registration statement covering the resale of the shares of the Company’s common stock issuable under the notes and the warrants within 21 days following the consummation of the Company’s next underwritten public offering or 90 days following the date on which the Company’s current financing plan is terminated. If the Company fails to file a registration statement in a timely manner, it will be required to issue to the Investors additional warrants to purchase shares of the Company’s common stock.

Agreements with Messrs. Hanson and Davis

On January 24, 2017, the Company entered into an Amended and Restated Term Promissory Note with Mr. Davis, pursuant to which the Company and Mr. Davis agreed to consolidate the following debt due to Mr. Davis totaling $896,243, including accrued but unpaid interest thereon, into a single note due April 30, 2018: (i) the note dated February 1, 2016, in the principal amount of $150,000, (ii) the note dated July 13, 2016, in the principal amount of $432,000 (including a 20% repayment premium as outlined in the agreement), (iii) the note dated August 12, 2016, in the principal amount of $263,158 and (iv) the note dated December 22, 2016, in the principal amount of $50,000. The consolidated note is unsecured and bears interest at a rate of 7% per annum, with all principal and accrued interest due and payable at the close of business on April 30, 2018.

CACHET FINANCIAL SOLUTIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 24, 2017, the Company entered into an Amended and Restated Term Promissory Note with Mr. Hanson, pursuant to which the Company and Mr. Hanson agreed to consolidate the following debt due to Mr. Hanson totaling $1,973,735, including accrued but unpaid interest thereon, into a single note, due April 30, 2018: (i) the note dated July 30, 2014, in the principal amount of $598,000, (ii) the note dated December 22, 2015, in the principal amount of $150,000, (iii) the note dated February 11, 2016, in the principal amount of $75,000, (iv) the note dated July 14, 2016, in the principal amount of $288,888 (including a 20% repayment premium, as outlined in the agreement) and (v) that note dated December 22, 2016, in the principal amount of $85,000. In addition, the consolidated note amends the line-of-credit dated May 7, 2014 by reducing the principal debt thereunder by $617,957 and incorporating that amount into the principal amount of the consolidated note. The consolidated note is unsecured and bears interest at a rate of 8% per annum with all principal and accrued interest due and payable at the close of business on April 30, 2018.

On January 25, 2017, the Company entered into an unsecured promissory note with Mr. Davis, pursuant to which the Company is obligated to pay to Mr. Davis the sum of $238,950, together with all accrued interest thereon, in six monthly installments of $40,983 each, which includes interest and equates to an imputed interest rate of 9.9% per annum. As an additional inducement to Mr. Davis to advance amounts under the note, on January 25, 2017, the Company also issued to Mr. Davis a warrant to purchase 43,055 shares of the Company’s common stock, subject to adjustments. The warrants issued to Mr. Davis have an exercise price per share equal to the lower of $5.55 and 80% of the per share price of the Company’s common stock in the Company’s next underwritten public offering, subject to adjustments, and are exercisable for a five-year period.

On February 22, 2017, the Company entered into an agreement with Mr. Hanson in connection with the Line of Credit. Pursuant to the agreement, Mr. Hanson agreed to convert, upon consummation of the Offering, the principal amount of $678,947 of indebtedness outstanding under the Line of Credit into shares of the Company’s common stock at a conversion price-per-share equal to the public offering price-per-share in the Offering. As consideration for this conversion, the Company agreed to issue to Mr. Hanson, upon consummation of the Offering, five-year warrants to purchase 135,789 shares of the Company’s common stock, at an exercise price equal to the public offering price-per-share in the Offering.

Other Events

On January 24, 2017, the Company and the holder of its notes payable, due October 2016, interest between 8.25% and 12%, agreed to a settlement to repay the principal and accrued but unpaid interest due under the note. Pursuant to the settlement, the Company agreed to pay $80,000 cash and issue to the holder of the note 10,000 restricted shares of the Company’s common stock, which terms the Company satisfied on January 25, 2017.

On January 26, 2017, the Company issued to certain investors in its recent private placement offering, which was ongoing from October 21, 2016 to January 17, 2017, additional warrants to purchase shares of the Company’s common stock to those investors that did not receive 100% warrant coverage on their investments. Pursuant to these additional warrant issuances, the Company issued a total of 106,525 warrants to these investors (“True Up Warrants”). These True Up Warrants have an exercise price per share equal to the lower of $5.55 and 80% of the per share price of the Company’s common stock in the Company’s next underwritten public offering, subject to adjustments, and are exercisable for a five-year period.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation, filed with the State of Delaware on March 18, 2014 (incorporated by reference to Exhibit 3.3 the Company’s Current Report on Form 8-K/A filed on February 14, 2014)

3.2	Series C Convertible Preferred Stock Certificate of Designation of Preferences, Rights, and Limitations dated June 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 5, 2015)

3.3	Amended and Restated Bylaws, effective as of March 18, 2014 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K/A filed on February 14, 2014)

10.1	Employment Agreement with Jeffrey C. Mack, dated February 28, 2012 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.2	Employment Agreement with Lawrence C. Blaney, dated February 28, 2012 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.3	2014 Stock Incentive Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.4	Term Note, effective December 14, 2012, made by The Margaret De Jong Trust in favor of the Company (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 19, 2014)

10.5	Form of Assignment and Assumption of Employment Agreement by and among Cachet Financial Solutions Inc., the Company and executive officers (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.6	Cachet Financial Solutions Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 12, 2014)

10.7	2014 Associate Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 10-Q filed on November 13, 2014)

10.8	Amendment to Term Note effective December 16, 2014 by and among The Margaret De Jonge Trust and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 19, 2014)

10.9	Form of Non-Qualified Stock Option Agreement for Directors Outside the 2014 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014)

10.10	Employment Agreement with Bruce Whitmore, dated January 5, 2015 (incorporated by reference to Exhibit 10 to the Company’s Current Report on Form 8-K filed on January 7, 2015)

10.11	Amendment #2 to Term Note effective May 4, 2015 by and among The Margaret De Jonge Trust and the Company (incorporated by reference to Exhibit 10.5 to the Company’s Periodic Report on Form 10-Q filed on May 15, 2015)

10.12	Common Stock Purchase Agreement, dated October 12, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2015)

10.13	Registration Rights Agreement, dated October 12, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 14, 2015)

10.14	Amendment #3 to Term Note effective November 2, 2015 by and among The Margaret De Jonge Trust and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 2, 2015)

10.15	Addendum #1 to Commitment Letter between the Company, Michael J. Hanson, and James L. Davis, dated effective as of February 16, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2015)

10.16	Addendum #2 to Commitment Letter between the Company, Michael J. Hanson, and James L. Davis, dated effective as of October 23, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 30, 2015)

10.17	Letter Agreement #1 Amending Revolving Line of Credit Note dated as of July 31, 2015 by and between Michael J. Hanson and the Company (incorporated by reference to Exhibit 10.3 to the Company’s Periodic Report on Form 10-Q filed on August 12, 2015)

10.18	Amendment to Conversion Agreement with Michael J. Hanson and James L. Davis, dated as of December 16, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 19, 2014)

10.19	Letter Agreement with James L. Davis and Michael J. Hanson dated as of June 24, 2014 (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1 filed on June 25, 2014)

10.20	Agreement between Michael J. Hanson and the Company as of February 3, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8–K filed on February 9, 2015)

10.21	Equity Exchange Agreement, effective October 6, 2015, by and between the Company and Michael J. Hanson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 8, 2015)

10.22	Demand Promissory Note dated February 1, 2016, by and between the Company and James L Davis (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, filed on April 14, 2016)

10.23	Amendment #1 to Demand Promissory Note dated February 1, 2016 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed on April 14,2016)

10.24	Demand Promissory Note dated February 11, 2016, by and between the Company and Michael J. Hanson (incorporated by reference to Exhibit 10.18 of the Company’s Annual Report on Form 10-K, filed on April 14, 2016)

10.25	Amendment #1 to Demand Promissory Note dated February 11, 2016 (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K, filed on April 14, 2016)

10.26	Securities Purchase Agreement by and among the Company and certain purchasers, including Form of Warrant as of February 24, 2016 (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K, filed on April 14, 2016)

10.27	Addendum #3 to Commitment Letter between the Company and Michael J. Hanson, dated effective as of February 24, 2016 (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K, filed on April 14, 2016)

10.28	Letter Agreement #2 Amending Revolving Line of Credit Note dated as of February 24, 2016 (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K, filed on April 14, 2016)

10.29	Agreement with Aracle SPF IV, LLC, dated March 31, 2016 (incorporated by reference to Exhibit 10.21 of the Company’s Annual Report on Form 10-K, filed on April 14, 2016)

Demand Promissory Note, dated May 9, 2016, issued by the Company to James L. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2016)

10.30	Demand Promissory Note, dated May 10, 2016, issued by the Company to James L. Davis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2016)

10.31	Demand Promissory Note, dated May 25, 2016, issued by the Company in favor of James L. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2016)

10.32	Securities Purchase Agreement, dated June 1, 2016, by and among the Company, Columbus Capital Partners L.P. and Columbus Capital QP Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2016)

10.33	2016 Stock Incentive Plan, effective June 2, 2016 (incorporated by reference to Annex C to the Company’s Preliminary Proxy Statement on Schedule 14A filed on June 3, 2016)

10.34	Form of Securities Purchase Agreement, dated June 9, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2016)

10.35	Letter Agreement #3 Amending Revolving Line of Credit Note, dated June 30, 2016, by and between the Company and Michael J. Hanson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 15, 2016)

10.36	Addendum #4 to Commitment Letter, dated June 30, 2016, by and between the Company and Michael J. Hanson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 15, 2016)

10.37	Addendum #1 to Demand Promissory Note, dated June 30, 2016, by and between Cachet Financial Solutions Inc. and Michael J. Hanson (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 15, 2016)

10.38	Mutual Termination and Release Agreement, dated July 1, 2016, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 1, 2016)

10.39	Prepaid Card Marketing and Technology Development Agreement, dated July 11, 2016, by and between Cachet Financial Solutions Inc. and Central Bank of Kansas City (incorporated by reference to Exhibit 10.1 to the Company’s Periodic Report on Form 10-Q filed on August 15, 2016)

10.40	Convertible Promissory Note, dated July 13, 2016, issued by the Company to James L. Davis (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 15, 2016)

10.41	Convertible Promissory Note, dated July 14, 2016, issued by the Company to Michael J. Hanson (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 15, 2016)

10.42	Warrant, dated July 13, 2016, issued by the Company to James L. Davis (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 15, 2016)

10.43	Warrant, dated July 14, 2016, issued by the Company to Michael J. Hanson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 15, 2016)

10.44	Securities Purchase Agreement, dated August 11, 2016, by and among the Company, Columbus Capital Partners L.P. and Columbus Capital QP Partners, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 16, 2016)

10.45	Convertible Term Promissory Note, dated August 11, 2016, issued by the Company to Columbus Capital Partners L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 16, 2016)

10.46	Convertible Term Promissory Note, dated August 11, 2016, issued by the Company to Columbus Capital QP Partners L.P. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 16, 2016)

10.47	Warrant to Purchase Common Stock, dated August 11, 2016, issued by the Company to Columbus Capital Partners L.P. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 16, 2016)

10.48	Warrant to Purchase Common Stock, dated August 11, 2016, issued by the Company to Columbus Capital QP Partners L.P. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 16, 2016)

10.49	Securities Purchase Agreement, dated August 12, 2016, by and among the Company, Michael J. Hanson and James L. Davis (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 16, 2016)

10.50	Convertible Term Promissory Note, dated August 12, 2016, issued by the Company to Michael J. Hanson (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 16, 2016)

10.51	Convertible Term Promissory Note, dated August 12, 2016, issued by the Company to James L. Davis (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 16, 2016)

10.52	Warrant to Purchase Common Stock, dated August 12, 2016, issued by the Company to Michael J. Hanson (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 16, 2016)

10.53	Warrant to Purchase Common Stock, dated August 12, 2016, issued by the Company to James L. Davis (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 16, 2016)

10.54	Promissory Note, dated August 22, 2016, issued by the Company to James L. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 26, 2016)

10.55	Warrant to Purchase Common Stock, dated August 22, 2016, issued by the Company to James L. Davis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 26, 2016)

10.56	Warrant to Purchase Common Stock, dated September 15, 2016, issued by the Company to James L. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2016)

10.57	Warrant to Purchase Common Stock, dated September 15, 2016, issued by the Company to FLMM Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 16, 2016)

10.58	Warrant to Purchase Common Stock, dated September 15, 2016, issued by the Company to Jon D. & Linda W. Gruber Trust (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 16, 2016)

10.59	Warrant to Purchase Common Stock, dated September 19, 2016, issued by the Company to Scarsdale Equities LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 19, 2016)

10.60	Securities Purchase Agreement, dated October 21, 2016, by and among the Company and the investors party thereto (as updated to reflect the sale of additional securities) (includes a form of convertible promissory note and a form of warrant to purchase common stock) (incorporated by reference to the Company’s Current Report on Form 8-K filed on January 19, 2017)

10.61	Promissory Note, dated November 16, 2016, issued by the Company to James L. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 22, 2016)

10.62	Warrant to Purchase Common Stock, dated November 16, 2016, issued by the Company to James L. Davis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 22, 2016)

10.63	Form of Securities Purchase Agreement dated December 22, 2016 (together with form of registration rights agreement, promissory note and warrant) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 27, 2016)

10.64	Settlement Agreement and Full Release, dated as of December 20, 2016, by and between Cachet Financial Solutions, Inc. and Trooien Capital, LLC (together with warrant agreement) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 27, 2016)

10.65	Loan Agreement, dated as of December 22, 2016, by and among the Company and Jon D and Linda W Gruber Trust (together with warrant agreement) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 27, 2016)

10.66	Loan Agreement, dated as of December 22, 2016, by and among the Company and FLMM Ltd (together with warrant agreement) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 27, 2016)

10.67	Loan Agreement, dated as of December 22, 2016, by and among the Company and James L. Davis (together with warrant agreement) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 20, 2016)

10.68	Loan Agreement, dated as of December 22, 2016, by and among the Company and Michael J. Hanson (together with warrant agreement) (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 27, 2016)

10.69	Demand Promissory Note, dated December 29, 2016, by and among Cachet Financial Solutions, Inc. and Davis & Associates, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2017)

10.70	Addendum to Agreement, dated as of January 5, 2017 by and among Cachet Financial Solutions, Inc. and Vista Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2017)

10.71	Amended and Restated Promissory Note, dated as of January 24, 2017, by and between the Company and James L. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2017)

10.72	Amended and Restated Promissory Note, dated as of January 24, 2017, by and between the Company and Michael J. Hanson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 30, 2017)

10.73	Promissory Note, dated January 25, 2017, issued by the Company to James L. Davis (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 30, 2017)

10.74	Warrant to Purchase Common Stock, dated January 25, 2017, issued by the Company to James L. Davis (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 30, 2017)

10.75	Employment Agreement with Bryan D. Meier, dated February 21, 2017 (filed herewith)

10.76	Letter Agreement, by and between the Company and Michael J. Hanson, dated as of February 22, 2017 (filed herewith)

14	Code of Ethics (incorporated by reference to Exhibit 14 to Company’s Current Report on Form 8-K filed on February 12, 2014)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K filed on April 14, 2015)

23	Consent of Independent Registered Public Accounting Firm of Lurie LLP. (filed herewith)

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (filed herewith)

32.1	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.0	XBRL (eXtensible Business Reporting Language). The following materials from Cachet Financial Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Shareholders’ Deficit, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to the Unaudited Consolidated Financial Statements. (filed herewith)

