Form 10-Q
period 2017-03-31
DIGILITI MONEY GROUP, INC.
filed 2017-05-15
CIK 1487906

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended March 31, 2017

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 000-53925

DIGILITI MONEY GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	27-2205650
(State of incorporation)	(I.R.S. Employer Identification No.)

18671 Lake Drive East Southwest Tech Center A Minneapolis, MN	55317
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (952) 698-6980

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “accelerated filer”, large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X] Emerging growth company [X]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

As of May 5, 2017, there were 9,877,280 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Digiliti Money Group, Inc.

Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DIGILITI MONEY GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except for share and per share data)

(Unaudited)

	As of
	March 31, 2017	December 31, 2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,731	$7
Restricted cash	725	-
Accounts receivable, net	4,030	2,885
Deferred commissions	29	36
Prepaid expenses and deferred costs	1,306	313
TOTAL CURRENT ASSETS	11,821	3,241

PROPERTY AND EQUIPMENT, net	646	696
GOODWILL	204	204
INTANGIBLE ASSETS, net	—	76
DEFERRED COMMISSIONS	11	13
OTHER NON-CURRENT ASSETS	308	266
TOTAL ASSETS	$12,990	$4,496

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$2,314	$2,205
Checks issued in excess of deposits	—	199
Accrued expenses	332	241
Accrued interest	262	675
Deferred revenue	823	697
Warrant and conversion feature liability, current	—	2,870
Current maturities of capital lease obligations	311	379
Short-term debt and current portion of long-term debt	1,463	4,229
TOTAL CURRENT LIABILITIES	5,505	11,495

CAPITAL LEASE, net of current maturities	195	238
LONG TERM DEBT, net of current portion	288	316
WARRANT LIABILITY, net of current portion	1,206	7,352
DEFERRED REVENUE	241	306
ACCRUED RENT	118	121
TOTAL LIABILITIES	7,553	19,828

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Convertible preferred stock, $.0001 Par Value, 20,000,000 shares authorized, 0 and 43,530 shares issued and outstanding	—	—
Common shares, $.0001 Par Value, 500,000,000 shares authorized, 9,757,448 and 2,103,392 shares issued and outstanding	1	—
Additional paid-in capital	93,453	69,119
Accumulated deficit	(88,017)	(84,451)
TOTAL SHAREHOLDERS’ EQUITY (DEFICIT)	5,437	(15,332)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$12,990	$4,496

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIGILITI MONEY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
REVENUE	$2,518	$1,460

COST OF REVENUE	1,681	1,151
GROSS PROFIT	837	309

OPERATING EXPENSES
Sales and Marketing	1,096	938
Research and Development	552	445
General and Administrative	1,344	1,036
TOTAL OPERATING EXPENSES	2,992	2,419

OPERATING LOSS	(2,155)	(2,110)

INTEREST EXPENSE AND OTHER NON-CASH FINANCING CHARGES	1,483	1,051

MARK-TO-MARKET WARRANT AND DEBT (INCOME) EXPENSE	(904)	1,396
NET LOSS	(2,734)	(4,557)

LESS: CUMULATIVE UNPAID PREFERRED STOCK DIVIDENDS	(95)	(372)

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,829)	$(4,929)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and fully diluted	3,397,782	1,637,099

Net loss per common share - basic and diluted	$(0.83)	$(3.01)

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIGILITI MONEY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (DEFICIT)

Three Months Ended March 31, 2017

(In thousands, except share data)

(Unaudited)

							Total
	Convertible				Additional		Shareholders’
	Preferred Stock		Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2016	43,530	$—	2,103,392	$—	$69,119	$(84,451)	$(15,332)
Conversion of preferred stock and dividends to common stock	(43,530)	—	1,440,310	—	832	(832)	—
March 2017 equity offering, net of costs	—	—	2,333,334	—	8,769	—	8,769
Conversion of convertible notes	—	—	3,795,042	1	13,798	—	13,799
Issuance of warrants	—	—	—	—	510	—	510
Issuance of common stock for professional services	—	—	75,669	—	316	—	316
Share-based compensation	—	—	—	—	52	—	52
Issuance of common stock under Associate Stock Purchase Plan	—	—	9,701	—	57	—	57
Net loss	—	—	—	—	—	(2,734)	(2,734)
Balance, March 31, 2017	—	$—	9,757,448	$1	$93,453	$(88,017)	$5,437

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIGILITI MONEY GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
OPERATING ACTIVITIES
Net loss	$(2,734)	$(4,557)

Adjustments to reconcile net loss to net cash used in operating activities:
Accretion of discount/amortization of financing costs	965	19
Change in fair value of warrant liability	(117)	1,678
Depreciation and amortization of intangibles	179	196
Stock-based compensation	109	129
Warrants and common stock issued for professional services	82	172
Amortization of deferred commissions	13	22
Other items related to debt and warrant conversion	(155)	618
	(1,658)	(1,723)
Changes in operating assets and liabilities:
Accounts receivable	(1,186)	34
Deferred commissions	(5)	(2)
Prepaid expenses	(867)	(253)
Accounts payable	(91)	468
Accrued expenses	87	81
Accrued interest	21	114
Deferred revenue	61	(236)
Net cash used in operating activities	(3,638)	(1,517)

INVESTING ACTIVITIES
Purchase of fixed assets	(53)	(14)
Investment in certificate of deposit, subject to compensating balance	(725)	—
Net cash used in investing activities	(778)	(14)

FINANCING ACTIVITIES
Proceeds from issuance of notes and warrants	3,289	375
Repayment of notes	(2,219)	(152)
Issuance of shares of common stock, net of costs	8,769	1,047
Warrants exercised	—	657
Payment of debt issuance costs	(275)	—
Repayment of capital lease	(122)	(87)
Proceeds from bank borrowing	725	69
Repayment of bank borrowing	(27)	(26)
Net cash provided by financing activities	10,140	1,883

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,724	352
CASH AND CASH EQUIVALENTS
Beginning of period	7	45
End of period	$5,731	$397

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$136	$17

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Conversion of debt and interest to equity	13,798	—
Fixed asset additions financed through capital lease	-	36
Common stock issued for preferred stock dividends	832	4
Conversion of warrant liability to additional paid-in-capital	-	258

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements.

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations and Summary of Significant Accounting Policies

Nature of Business and Operations Overview

Digiliti Money Group, Inc. (the “Company”) is a leading provider of software-as-a-service, or SaaS, financial technology, or fintech, solutions to the financial services industry. The Company provides traditional financial institutions and alternative financial service, or AFS, providers with innovative mobile and other solutions to enable them to offer a suite of leading-edge mobile financial services to their customers through the Internet, or cloud-based, access. As a SaaS provider, the Company develops, hosts and maintains software solutions that it licenses to its clients. The Company serves three primary markets in the United States: banks, credit unions and AFS providers, which includes providers of non-traditional banking services such as reloadable prepaid cards and check cashing services.

The Company’s business operations are conducted through its wholly owned subsidiary, Digiliti Money, Inc. (formerly Cachet Financial Solutions, Inc.), a Minnesota corporation (the “Subsidiary”). The Company was incorporated in Delaware in February 2010 and acquired the business of the Subsidiary in February 2014. In April 2017, the Company changed its corporate name from Cachet Financial Solutions, Inc. to Digiliti Money Group, Inc. The Company’s common stock trades on the Nasdaq Capital Market under the symbol “DGLT”.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Articles 8 and 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. The Subsidiary is the only entity with operational activity and therefore no intercompany transactions exist with the parent entity which would require elimination. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained within the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017 (the “March 2017 8-K”).

Capital Structure Change

On July 27, 2016, the Company effected a reverse split of its outstanding shares of common stock at a ratio of 1:15, and on March 9, 2017, the Company effected a reverse split of its outstanding shares of its common stock at a ratio of 1:1.5 (together, the “Reverse Stock Splits”). As a result of the Reverse Stock Splits, the Company’s historical financial statements have been revised to reflect share counts and per share data as if the Reverse Stock Splits had been in effect for all periods presented.

On March 10, 2017, the Company’s common stock began trading on the Nasdaq Capital Market. On March 15, 2017, the Company closed an underwritten public offering of 2,333,334 shares of its common stock at a public offering price of $4.50 per share (the “Offering”). Proceeds received from the Offering were approximately $8.8 million after deducting $1.7 million of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the Offering, certain noteholders converted approximately $3.0 million of the aggregate principal balance of certain convertible notes into 844,446 shares of the Company’s common stock. Upon closing of the Offering, the Company issued 1,440,310 shares of restricted common stock to holders of the Company’s Series C Convertible Preferred Stock upon the automatic conversion of the Series C Convertible Preferred Stock triggered by the closing of the Offering. Additionally, the Company issued 150,878 shares of common stock upon the conversion of approximately $679,000 of indebtedness outstanding under a line of credit. On March 21, 2017, the Company issued 2,799,718 shares of restricted common stock upon the Company’s exercise of its option, triggered by the listing on the Nasdaq Capital Market, to cause the mandatory conversion of approximately $10.1 million of the aggregate principal balance of certain convertible notes. See Note 4 and Note 8 to the Condensed Consolidated Financial Statements in this report. As a result of these events, on March 31, 2017, the Company’s independent registered public accounting firm, Lurie, LLP, reissued its report in connection with the Company’s consolidated financial statements for the fiscal years ended December 31, 2016 and 2015, to eliminate the going concern uncertainty paragraph.

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies during the three months ended March 31, 2017, other than the updates described below and in the subsequent notes. Further information regarding the Company’s significant accounting policies can be found in the March 2017 8-K.

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

The following table reflects the amounts used in determining net loss per share:

	Three Months Ended
(In thousands, except share and per share data)	March 31, 2017	March 31, 2016
Net loss	$(2,734)	$(4,557)
Less: Cumulative unpaid preferred stock dividends	(95)	(372)
Net loss attributable to common shareholders	(2,829)	(4,929)
Weighted average common shares outstanding	3,397,782	1,637,099
Net loss per common share – basic and diluted	$(0.83)	$(3.01)

The following potential common shares were excluded from the calculation of diluted loss per share from continuing operations and diluted net loss per share attributable to common shareholders because their effect would have been anti-dilutive for the periods presented:

	As of
	March 31, 2017	March 31, 2016
Convertible preferred stock	—	638,328
Stock options	217,450	212,148
Warrants	3,597,242	1,273,246
	3,814,692	2,123,722

Fair Value of Financial Instruments

The Company uses fair value measurements to record fair value adjustments for certain financial instruments and to determine fair value disclosures. Warrants issued with price protection features are recorded at fair value on a recurring basis. The Company considers the carrying value of cash and cash equivalents, accounts receivable and accounts payable to approximate fair value due to the short maturity of these instruments. With respect to the determination of fair values of financial instruments, the following three levels of inputs apply:

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

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The instruments that are carried at fair value are valued using level 3 inputs utilizing the Black-Scholes option pricing model or a Monte Carlo simulation, depending on the instrument. The conversion features that are carried at fair value are valued by a third-party valuation specialist. There were no transfers into or out of level 3 of the fair value hierarchy during the three months ended March 31, 2017.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that may affect certain reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, percentage of completion used to recognize revenue from professional services, assumptions used to value stock options and warrants, conversion feature liabilities, conversion incentive and share purchase price adjustments.

Recently Adopted Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting.” This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions, which include the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. The revised guidance was effective for the Company on January and did not have a material impact on the Company’s consolidated financial statements and disclosures.

Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” The core principle of the ASU is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration, or payment, to which the company expects to be entitled in exchange for those goods or services. The ASU may also result in enhanced disclosures about revenue. For public entities, the ASU was to be effective for annual reporting periods beginning after December 15, 2016. In July 2015, the FASB voted to allow a one year deferral of the effective date to annual reporting periods beginning after December 15, 2017. The Company has not yet selected a transition method and is currently evaluating the impact this standard will have on the Company’s consolidated financial statements.

In January 2016, the FASB issued No. ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities,” which requires that most equity instruments be measured at fair value, with subsequent changes in fair value recognized in net income. The pronouncement also impacts the financial liabilities under the fair value option and the presentation and disclosure requirements for financial instruments. The ASU does not apply to equity method investments or investments in consolidated subsidiaries. The revised guidance is effective for fiscal years beginning after December 15, 2017, including for interim periods within those fiscal years.. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and disclosures.

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued No. ASU 2016-02 “Leases,” which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new guidance requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months, regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. The new standard supersedes the previous leasing standard. The standard is effective for fiscal years beginning after December 15, 2018, including for interim periods within those fiscal years, and requires adoption using a modified retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, “Measurement of Credit Losses on Financial Instruments,” which introduces new guidance for the accounting for credit losses on instruments within its scope, including trade and loans receivable and available-for-sale debt securities. The new guidance introduces an approach based on current expected credit losses (“CECL”) on certain types of financial instruments and expands disclosure requirements regarding an entity’s assumptions, models and methods for estimating CECL. Generally, the CECL and subsequent changes to the estimate will be reported in current earnings through an allowance on the consolidated balance sheets. The revised guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and requires adoption using a modified retrospective approach. Early adoption is permitted for reporting periods beginning after December 15, 2018. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and disclosures.

In August 2016, the FASB issued ASU No. 2016-15, “Classification of Certain Cash Receipts and Cash Payments,” which is intended to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the consolidated statements of cash flows by providing guidance on eight specific cash flow issues. The revised guidance is effective for fiscal years beginning after December 15, 2017, including for interim periods within those fiscal years, and is to be applied retrospectively. The Company is currently evaluating the impact of the ASU on its consolidated financial statements and disclosures.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” which affects many areas of accounting such as business combinations and disposals and goodwill impairment. The revised definition of a business will likely result in more acquisitions being accounted for as asset acquisitions, as opposed to business combinations. The revised guidance is effective for fiscal years beginning after December 15, 2017, including for interim periods within those fiscal years, and is required to be applied prospectively to transactions occurring on or after the effective date.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill,” which eliminates step 2 of the goodwill impairment test. Instead, an entity should perform its annual or interim impairment test by comparing the fair value of a reporting unit to its carrying amount, and should recognize an impairment charge in the amount by which the carrying amount of the reporting unit exceeds its fair value. The revised guidance is effective for fiscal years beginning after December 15, 2019, including for interim periods within those fiscal years, and is to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the application of this standard to have a significant impact on its consolidated financial statements.

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. Prepaid Expenses and Deferred Costs

Prepaid expenses and deferred costs primarily consist of prepayment of licenses and maintenance fees, or deposits with, the providers of RDC software capabilities to the Company.

3. Property and Equipment

Property and equipment consists of the following:

	As of
(In thousands)	March 31, 2017	December 31, 2016
Computer equipment	$259	$255
Data center equipment	1,252	1,230
Purchased software	833	814
Furniture and fixtures	95	90
Leasehold improvements	81	78
Total property and equipment	2,520	2,467
Less: accumulated depreciation	(1,874)	(1,771)
Net property and equipment	$646	$696

Depreciation expense for the periods presented was as follows:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Depreciation expense	$103	$79

4. Financing Arrangements

The Company has obtained debt financing through bank loans, loans from directors and other affiliated parties and unaffiliated third party investors. Certain of the Company’s financing arrangements contain various covenants. There are no financial covenants required by these financing arrangements and as of March 31, 2017, the Company believes that it is in compliance with all covenants. Certain of the debt was issued with warrants that permit the investor to acquire shares of the Company’s common stock at prices as specified in the individual agreements. See Note 8 to the Condensed Consolidated Financial Statements in this report.

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s debt and accrued interest outstanding as of the periods presented consisted of the following:

	Principal Balance		Accrued Interest
(In thousands)	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Note Payable – Bank, due January 2018, interest at 2.85%	$725	$—	$—	$—
Notes Payable to Directors	221	3,078	12	411
Convertible Notes, due 2016 and 2017, interest between 0% and 8% (1)	—	9,211	—	4
Series Subordinated Note, due January 2016, interest at 12%	415	415	250	228
Notes Payable, due October 2016, interest between 8.25% and 12%	—	67	—	32
Note Payable, due August 2021, interest at 0%	192	192	—	—
Installment Note Payable – Bank	207	234	—	—
Total debt	1,760	13,197	262	675
Discount on notes payable	—	(8,519)
Unamortized deferred financing costs	(9)	(133)
Total debt, net	1,751	4,545
Less: short-term debt and current portion of long-term debt	1,463	4,229
Long-term debt, net of current portion	$288	$316

(1) Includes notes payable to Messrs. Hanson and Davis totaling approximately $906,000 as of December 31, 2016.

Future maturities of long-term debt as of March 31, 2017 are as follows (in thousands):

Nine months ending December 31, 2017	$658
2018	901
2019	9
2020	—
2021	192
Total debt	$1,760

Note Payable – Bank

On March 29, 2017, the Company executed a commercial loan note payable with Venture Bank and received proceeds of $725,000, which was primarily used for working capital purposes. The loan bears interest at 2.85% and requires a balloon repayment of the principal and interest due on the maturity date of January 2, 2018. Upon the occurrence of an event of default, as defined by the debt agreement, the interest rate would increase to 8.85%. The loan is secured by a $725,000 certificate of deposit which the Company is required to maintain at Venture Bank for a nine-month term. The certificate of deposit is classified as restricted cash.

Notes Payable to Directors

The Company has historically relied on two directors of the Company, Michael J. Hanson (“Mr. Hanson”) and James L. Davis (“Mr. Davis,” and collectively with Mr. Hanson, “Messrs. Hanson and Davis”), to provide financing to fund the Company’s operations. See Note 10 to the Condensed Consolidated Financial Statements in this report.

Convertible Notes, due 2017, interest at 0%

For accounting purposes, the Company accounts for the debt, warrants and conversion features of the following convertible notes using an allocation process. As a result, the reported amount of the debt as of December 31, 2016 had been reduced and was being accreted to face value through each of the maturity dates.

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Convertible notes that converted upon listing

Between June 2016 and January 2017, the Company issued to several investors convertible notes, which were unsecured and did not bear any interest, and warrants to purchase the Company’s common stock. On March 10, 2017, the Company’s common stock began trading on the Nasdaq Capital Market (the “Triggering Event”) and on March 15, 2017, the Company closed an underwritten public offering of 2,333,334 shares of common stock at a public offering price of $4.50 per share. As a result of the Triggering Event, the Company exercised its right to mandatorily convert outstanding principal on the convertible notes totaling $10.8 million into 2,950,596 shares of common stock with approximately $679,000 converted at $4.50 and $10.1 million converted at a price equal to 80% of the Offering price, or $3.60 per share. Additionally, three investors elected to convert outstanding principal on the convertible notes totaling approximately $3.0 million into 844,446 shares of common stock at a price equal to 80% of the Offering price, or $3.60 per share.

Convertible notes to other investors

In December 2016, the Company entered into a securities purchase agreement with FirstFire Global Opportunities Fund, LLC (“FirstFire”), pursuant to which the Company issued to FirstFire a Convertible Promissory Note in the amount of $550,000 (the “FirstFire Note”). FirstFire funded $550,000 of principal due under the FirstFire Note and after giving effect to original issue discount the Company received gross proceeds of $500,000. The FirstFire Note bore interest at a rate of 5% per annum and was due June 12, 2017. On March 15, 2017, the Company repaid the FirstFire Note from the Offering proceeds. The repayment including principal, accrued interest and prepayment premium totaled approximately $640,000.

On December 23, 2016, the Company issued a Convertible Term Promissory Note to FLMM Ltd. (“FLMM”) in the amount of $1,440,000, payable in cash (the “FLMM Note”). The FLMM Note was secured by substantially all of the assets of the Subsidiary, bore interest at a rate of 8% per annum and was payable in full on March 15, 2017. FLMM elected to convert $240,000 of principal into 66,667 shares of common stock at a price equal to 80% of the Offering price, or $3.60 per share. On March 15, 2017, the Company repaid the remaining principal balance of $1.2 million, plus accrued interest.

On December 22, 2016, the Company issued a Convertible Term Promissory Note to Jon D and Linda W Gruber Trust (“Gruber”) in the amount of $75,000, payable in cash (the “Gruber Note”). The Gruber Note was unsecured, bore interest at a rate of 8% per annum and was payable in full on March 22, 2017, which under certain circumstances, could be extended to May 31, 2017. Gruber consented to receiving prepayment of the Gruber Note and on March 15, 2017, the Company repaid in full the total balance of approximately $76,000, including accrued interest.

Series Subordinated Note, due January 2016, interest at 12%

The series subordinated note, in original principal amount of approximately $415,000, was due in January 2016. As of March 31, 2017, the Company had not repaid the note. On March 31, 2016, the holder of the note commenced legal action against the Company. During April 2017, after the close of its fiscal quarter, the Company settled this legal action and paid approximately $665,000 in full satisfaction of the claim. See Note 6 to the Condensed Consolidated Financial Statements in this report.

Notes Payable, due October 2016, interest between 8.25% and 12%

In January 2014, the Company assumed notes payable in connection with the reverse merger transaction pursuant to which the Company acquired the Subsidiary. During the year ended December 31, 2016, the Company repaid three of the notes for approximately $11,000, including principal and accrued interest, and extended the maturity date of the remaining notes to August 2016 and then to October 2016. The Company agreed to a settlement with the holder of these notes and, on January 24, 2017, the Company settled the principal and accrued but unpaid interest due under the remaining notes for a cash payment of $80,000 and the issuance of 6,667 shares of the Company’s common stock to the holder.

Note Payable, due August 2021, interest at 0%

In August 2014, the Company entered into a 0% interest, $192,000 note payable to the State of Minnesota as part of an angel loan program fund. There are no financial covenants associated with the loan, which has a maturity date of August 2021, at which time the full principal amount of $192,000 is due. The loan contains a provision whereby, if the Company transfers more than a majority of its current ownership, the loan becomes immediately due, along with a 30% premium amount of the principal balance. In addition, if the Company is more than 30 days past due on any payments owed under the loan, the interest rate increases to 20% per annum. The Company is in compliance with all covenants and has no past due obligations under the loan.

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Installment Note Payable – Bank

In January 2016, the Company entered into an installment note payable with a bank, replacing a previous note, for a principal amount of approximately $330,000. The Company received the net amount between the two notes, or approximately $69,000, which was primarily used for working capital purposes. The note bears interest at the prime rate plus 1%, but not less than 5%. The note is due in January 2019. The outstanding principal of this note at March 31, 2017 was approximately $207,000. The prime rate of interest was 4% as of March 31, 2017 and 3.75% as of December 31, 2016.

5. Employee Benefit Plan

The Company has a defined contribution 401(k) saving plan covering all employees satisfying certain eligibility requirements. The plan permits, but does not require, contributions by the Company. The Company did not make any contributions pursuant to the plan during either of the three-month periods ended March 31, 2017 or 2016.

6. Commitments and Contingencies

Operating Leases

Rent expense pursuant to operating leases for the periods presented is as follows:

`	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Rent expense	$99	$102

The lease for office space of the Company’s headquarters contains rent increases over the term of the lease. The Company records rent expense on a straight-line basis using the average rent for the term of the lease. The excess of the expense over cash rent paid is shown as accrued rent.

Future minimum lease payments pursuant to operating leases as of March 31, 2017 are as follows (in thousands):

Nine months ending December 31, 2017	$211
2018	242
2019	241
2020	248
2021	255
Thereafter	21
$1,218

The Company is due $8,400 in future minimum lease receivables through June 30, 2017, the expiration date of its sublease on office space in Dallas, Texas.

Capital Leases

The total cost of capital leased assets, net of accumulated depreciation, included in property and equipment as of March 31, 2017 and December 31, 2016 totaled approximately $516,000 and $575,000, respectively.

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments pursuant to capital leases as of March 31, 2017 are as follows (in thousands):

Nine months ending December 31, 2017	$305
2018	154
2019	89
2020	5
Total payments	553
Less: portion representing interest	(13)
Principal portion	540
Less: unamortized deferred financing costs	(34)
Capital lease balance	506
Less: current maturities of capital lease obligations	(311)
Capital lease, net of current maturities	$195

Litigation

Cachet Banq

On or about March 4, 2013, Cachet Banq filed a trademark infringement lawsuit against the Company in the United States District Court for the Central District of California.

On October 27, 2016, the Court entered a judgment against the Company which, effective from April 15, 2017, enjoins the Company from (i) using any mark, name, symbol, logo or other indicia that incorporates or is confusingly similar to the term “CACHET” in any way that relates to financial services, and (ii) offering for sale, soliciting sales, promoting, distributing, importing, advertising, or selling any products or services, in any medium, under any mark, name, symbol, logo or other indicia that incorporates or is confusingly similar to the term “CACHET” which in any way relate to financial services.

In April 2017, the Company changed its name to “Digiliti Money Group, Inc.” and the name of its subsidiary to “Digiliti Money, Inc.”. The Court denied Cachet Banq’s request for attorney’s fees and costs.

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series Subordinated Note

On March 31, 2016, the holder of the series subordinated note referred to in Note 4 to the Condensed Consolidated Financial Statements in this report, commenced an action against the Company in Hennepin County Court in the State of Minnesota, alleging that the Company breached the terms of the note and seeking to collect alleged amounts due and owing under the note. The holder of the note alleged that the Company was in default and owed the note holder approximately $695,000 plus interest and assessments accruing after April 1, 2016. The dispute centered on the note holder’s interpretation of the agreement. Based on the note holder’s interpretation of the agreement, the note holder sought an extraordinary amount in alleged liquidated damages (approximately $300,000 on an outstanding debt of approximately $415,000). The Company continued to dispute the allegations of the note holder and intended to vigorously defend the claim. Among other things, the Company contends the note holder’s interpretation of the agreement is unenforceable under Minnesota law. The note holder moved for summary judgment and a hearing on that motion was held on August 9, 2016 before the Fourth Judicial District in Hennepin County in Minnesota. On October 19, 2016, the Court entered an order granting in part and denying in part the note holder’s motion for summary judgment. If the plaintiff in this matter were successful in its lawsuit, the Company would have been subject to a penalty of $500 per day for each day that the Company was in default of the note. As of March 31, 2017 and December 31, 2016, the Company had accrued approximately $250,000 and $176,000, respectively, related to this $500 per day penalty, which is reflected in accrued interest on the condensed consolidated balance sheets. In April 2017, after close of the Company’s fiscal quarter, the Company paid approximately $665,000 in full satisfaction and settlement of this claim, consisting of outstanding debt of approximately $415,000 plus accrued interest and penalty.

Financial Service Agreements

In August 2015, the Company entered into an agreement with a firm to provide investor relations and financial advisory services. The initial six-month term of the agreement required the issuance of 17,778 shares of the Company’s common stock and payments totaling $30,000. After the initial six-month term, the Company had the option to extend for an additional six months which required issuing the firm additional shares of common stock and another payment totaling $30,000. In February 2016, the Company renewed the services agreement and issued the firm an additional 20,667 shares of common stock for another six months of investor relations and financial advisory services. The Company renewed the services agreement further in August 2016 and issued to the firm an additional 8,000 shares of common stock. In January 2017, the Company again renewed the services agreement and issued the firm an additional 33,334 shares of common stock, a warrant to purchase 12,974 shares of the Company’s common stock and a non-refundable expense deposit of $12,500, in exchange for another six months of services.

In January 2017, the Company entered into an agreement with a firm to provide public relations, investor relations, shareholder communications and other consulting services. The agreement required the issuance of 16,667 shares of the Company’s common stock and a warrant to purchase 6,487 shares of the Company common stock, in addition to a non-refundable expense deposit of $6,250. Additionally, in January 2017, the Company entered into an agreement with another firm to provide investor relations, shareholder communications and other consulting services. The agreement required the issuance of 2,334 shares of the Company’s common stock and payments totaling $18,000. The term of each agreement is three months commencing January 18, 2017.

In February 2017, the Company entered into an agreement with a firm to provide general investor relations, shareholder communications and other consulting services. The agreement required the issuance of 16,667 shares the Company’s common stock and payments totaling $96,000. The term of the agreement is 12 months commencing February 15, 2017.

7. Goodwill and Finite Life Intangible Assets

The Company assesses the carrying amount of its goodwill for potential impairment annually or more frequently if events or a change in circumstances indicate that impairment may have occurred. The Company performs an impairment test for finite-lived intangible assets and other long-lived assets, such as fixed assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

The Company has only one operating and reporting unit that earns revenues, incurs expenses and makes available discrete financial information for review by the Company’s chief operating decision maker. Accordingly, the Company completes its goodwill impairment testing on this single reporting unit.

DIGILITI MONEY GROUP, INC.

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

The Company had recorded goodwill of $204,000 as of both March 31, 2017 and December 31, 2016. The Company conducted its annual goodwill impairment test as of December 31, 2016 and determined there to be no indication of impairment related to the Company’s goodwill. The Company does not believe that an indicator of impairment exists as of March 31, 2017 and will continue to monitor conditions and changes that could indicate an impairment of goodwill.

Amortization expense for identified intangible assets is summarized below:

	Three Months Ended		Statement of
	March 31,	March 31,	Operations
(In thousands)	2017	2016	Classification
Customer contracts	$23	$41	Cost of Revenue
Proprietary software	53	76	Cost of Revenue
Total amortization on identified intangible assets	$76	$117

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. Shareholders’ Deficit

Convertible Preferred Stock

In June 2015, the Company issued 44,030 shares of Series C Convertible Preferred Stock at $100.00 per share and issued five-year warrants to purchase 446,983 shares of its common stock at $7.41 per share, as adjusted, in a private placement. As of December 31, 2016, 43,530 shares of Series C Preferred Stock were outstanding. On March 15, 2017, upon closing of the Offering, all outstanding Series C Preferred Stock and accumulated dividends were automatically converted into 1,440,310 shares of common stock. Also, effective simultaneously with the closing of the Offering, certain noteholders converted principal owed under convertible promissory notes into shares of common stock at a conversion price of $3.60 per share (the “Note Conversions”). Because the conversion price of the Note Conversions was less than $7.41 per share, the conversion price of all Series C Preferred Stock was automatically set at $3.60 per share.

Common Stock

The Company’s common stock issuances for the three months ended March 31, 2017 were as follows:

Shares of
Common Stock
Balance, December 31, 2016	2,103,392
Conversion of preferred stock and dividends to common stock	1,440,310
Conversion of convertible notes	3,795,042
March 2017 equity offering	2,333,334
Issuance of common stock under Associate Stock Purchase Plan	9,701
Issuance of common stock for professional services	75,669
Balance, March 31, 2017	9,757,448

Warrants

The Company’s warrant activity for the three months ended March 31, 2017 consisted of the following:

	Number of		Weighted
	Shares Issuable	Weighted Avg.	Remaining
	Under Warrants	Exercise Price	Life (Years)
Balance, December 31, 2016	2,895,685	$11.60	4.23
Issued	706,642	3.95
Expired	(5,085)	31.50
Exercised	—	—
Balance, March 31, 2017	3,597,242	$8.13	4.16

Certain of the Company’s warrants have a cashless exercise provision, whereby the Company issues shares of common stock based on the difference between the weighted-average trading price of the Company’s common stock for the five consecutive trading days ending on the date immediately preceding the date of the warrant exercise, and the stated exercise price of the warrants. As a result of these cashless exercise provisions, the number of common shares issued pursuant to warrant exercises may be different than the total number of warrants exercised during a given period.

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2017 and December 31, 2016, the Company’s warrant and conversion feature liabilities consisted of the following (in thousands except share and per share data):

		Current	Balance as of
	Shares	Exercise	March 31,	December 31,
Counterparty	Issuable	Price	2017	2016
Series A, B and C preferred shareholders	45,004	$3.60	$119	$1,164
Lincoln Park Capital Fund	66,667	3.60	179	234
Trooien Capital, LLC	333,333	3.60	908	968
Convertible noteholders	—	—	—	7,369
June 2016 investors	—	—	—	406
Lender of October 2016 notes payable	—	—	—	10
Messrs. Hanson and Davis	—	—	—	64
Sutter Securities Incorporated	—	—	—	5
Craft Capital Management LLC	—	—	—	2
Warrant and conversion feature liability, total			$1,206	10,222
Less: current portion of warrant and conversion feature liability			—	(2,870)
Warrant liability			$1,206	7,352

Warrants that contain anti-dilution protection are carried as liabilities on the consolidated balance sheets until they are either exercised or no longer subject to anti-dilution protection, after which the value of the warrants is reclassified to additional paid-in capital. The fair value of warrants is determined at the issuance date, and each quarter for warrants recognized as liabilities and carried at fair value, using the Black-Scholes option pricing model and the following significant assumptions, or a Monte Carlo simulation, depending on the instrument.

Stock price:	Published trading market values of the Company’s common stock as of the grant date of the warrants or at the valuation date.
Exercise price:	The stated exercise price of the warrant.
Expected term:	Generally, the Company utilizes the contractual term of the warrant.
Expected dividend:	The rate of dividends that the Company expects to pay over the term of the warrant.
Volatility:	For periods prior to the Company’s public offering, volatility was estimated based on the volatility of comparable peer companies that are publicly traded and, for later periods, the Company includes its actual common stock trading history.
Risk-free interest rate:	The daily United States Treasury yield curve rate that corresponds to the term of the security

The conversion features on the Company’s convertible notes were accounted for as derivative financial instruments. The Company recorded all derivatives on the balance sheet at fair value as of the end of each reporting period. Changes in the value of the conversion features are reflected in mark-to-market warrant and debt (income) expense on the consolidated statements of operations. The Company obtained a valuation report prepared by a third-party valuation specialist to assist in determining the fair value of the conversion features associated with certain of its convertible notes.

The fair value of the warrants issued during the periods presented was determined using a Monte Carlo simulation or the Black-Scholes option pricing model. For the warrants valued using the Black-Scholes option pricing model, the following assumptions were used:

Three Months Ended
	March 31, 2017	March 31, 2016
Stock price	$3.70 to $4.59	$8.10 to $11.25
Exercise price	$3.60 to $4.95	$7.40 to $7.88
Expected term	5.0 years	2.5 years
Expected dividend	0%	0%
Volatility	73% to 74%	65% to 75%
Risk-free interest rate	1.87% to 2.11%	0.81% to 1.31%

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. Stock-Based Compensation and Benefit Plans

Stock Options and Performance Awards

On February 9, 2010, the Board of Directors adopted the 2010 Equity Incentive Plan (the “2010 EIP”), which was approved by the shareholders of the Company. Participants in the plan include the Company’s employees, officers, directors, consultants and independent contractors. On February 12, 2014, the Board of Directors approved the assumption of the 2010 EIP as part of the Merger; however, it was agreed that no new grants would be made under the 2010 EIP. On February 12, 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “2014 SIP”) and on June 2, 2016, the Board of Directors adopted the 2016 Stock Incentive Plan (the “2016 SIP”).

Pursuant to the 2016 SIP, the Company’s Chief Executive Officer may, on a discretionary basis and without committee review or approval, grant non-qualified (non-statutory) stock options for up to 4,445 common shares to new employees of the Company who are not officers of the Company during each fiscal year. Incentives under the plan may be granted in one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights (“SARs”); (c) stock awards; (d) restricted stock; (e) restricted stock units; and (f) performance shares. Eligible participants include officers and employees of the company, members of the Board of Directors, and consultants or other independent contractors. No person is eligible to receive grants of stock options and SARs under the 2014 SIP that exceed, in the aggregate, 17,778 shares of common stock in any fiscal year. The term of each stock option shall be determined by the Board or committee of the Board, but shall not exceed ten years. Vested stock options may be exercised in whole or part by the holder giving notice to the Company. Options under the 2016 SIP may provide for the holder of the option to make payment of the exercise price by surrender of shares equal in value to the exercise price. Options granted to employees generally vest over two to three years. Stock awards granted to non-employee directors generally vest 50% on the grant date and 50% on the first anniversary of the date of the grant. Options expire five years from the date of grant.

The following is a summary of shares issuable pursuant to options granted as of March 31, 2017:

	Maximum	Outstanding	Exercisable
2010 EIP	30,000	4,965	4,965
2014 SIP	67,628	37,142	29,161
2016 SIP	400,000	31,034	12,277
Issued outside of plans	—	144,309	120,729
Shares issuable pursuant to options granted		217,450	167,132

The following is a summary of stock option activity for the three months ended March 31, 2017:

			Weighted
	Number of		Remaining	Intrinsic
	Shares Issuable	Weighted Avg.	Contractual	Value
	Under Options	Exercise Price	Life (Years)	(in thousands)
Balance, December 31, 2016	225,231	$21.99	3.52	$29
Granted	—	—
Exercised	—	—
Forfeited or expired	(7,781)	12.04
Balance, March 31, 2017	217,450	$22.35	3.19	—
Exercisable at March 31, 2017	167,132	$25.48	2.96	—

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information with respect to stock options outstanding and exercisable was of March 31, 2017 is as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)	Number Exercisable	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
$6.15 to $9.22	34,703	3.94	$8.33	$—	19,859	$8.48	$—
$9.22 to $13.95	49,318	3.84	10.48	—	26,639	10.24	—
$15.75 to $30.38	49,780	3.21	19.13	—	36,985	19.31	—
$33.74 to $90.00	83,649	2.47	37.09	—	83,649	37.09	—
	217,450	3.19	$22.35	$—	167,132	$25.48	$—

The Company has also adopted a performance bonus plan (the “Performance Bonus Plan”), which is intended to provide incentive for associates to establish quarterly goals and objectives as defined by management and achieve those goals and objectives above the established criteria. Shares issued pursuant to the Performance Bonus Plan to date have been issued under the 2014 SIP and 2016 SIP. The Company issued 9,701 shares to associates pursuant to the Performance Bonus Plan during the three months ended March 31, 2017.

Stock Compensation Expense Information

The Company utilizes the Black-Scholes option pricing model when determining the compensation cost associated with stock options issued using the following significant assumptions:

Stock price:	Published trading market values of the Company’s common stock as of the grant date of the stock options.
Exercise price:	The stated exercise price of the stock option.
Expected term:	The Company’s assumption of the term of the stock options based on historical exercise data.
Expected dividend:	The rate of dividends that the Company expects to pay over the term of the stock options.
Volatility:	For periods prior to the Company’s public offering, volatility was estimated based on the volatility of comparable peer companies that are publicly traded and, for later periods, the Company includes its actual common stock trading history.
Risk-free interest rate:	The daily United States Treasury yield curve rate that corresponds to the term of the security.

There were no stock options issued during the three months ended March 31, 2017.

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

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Compensation expense recognized for the issuance of warrants, stock options, restricted stock grants and stock bonuses for the periods presented is classified in each of the operating expense categories in our consolidated statements of operations as follows:

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Cost of revenue	$22	$21
Sales and marketing expenses	33	31
Research and development expenses	21	30
General and administrative expenses	33	47
Total stock-based compensation expense	$109	$129

As of March 31, 2017, the total compensation cost related to unvested option awards not yet recognized was approximately $156,000, which will be recognized over a weighted-average period of approximately one year.

2014 Associate Stock Purchase Plan

On September 8, 2014, the Company’s Board of Directors adopted the 2014 Associate Stock Purchase Plan and authorized the Company to issue up to 22,223 shares of its common stock under this plan. On December 29, 2016, the Company’s Board of Directors authorized an additional 100,000 shares of common stock under this plan. The 2014 Associate Stock Purchase Plan permits eligible associates (employees) to purchase shares of the Company’s common stock at the end of pre-established offering periods at a maximum 15% discount from the common stock’s fair market value on the date of purchase or the offering date, whichever is lower. Offering periods are every six months ending on June 30 and December 31. Eligible associates may designate up to 10% of their compensation for the purchase of shares under the plan. As of March 31, 2017, there are 99,564 shares available for purchase remaining in the plan.

10. Related Party Transactions

In order to finance its operations, the Company has historically relied upon Messrs. Hanson and Davis for financing through the issuance of debt, equity and warrants. Balances with related parties, consisting of members of the Board of Directors, for borrowings and warrants were as follows for the periods presented. No debt is held by executive officers of the Company.

	As of
(In thousands, except warrants held)	March 31, 2017	December 31, 2016
Notes Payable to Directors (1)	$221	$3,078
Convertible Notes, due 2016 and 2017, interest between 0% and 8%, held by related parties	—	906
Accrued interest to related parties	12	411
Warrants held by Directors	1,055,871	888,802

(1)	Included within this line item as of December 31, 2016 are two convertible notes, issued December 22, 2016, for proceeds of $135,000, a principal amount of $135,000 and a fair value, as of December 31, 2017, of approximately $194,000.

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016
Related party interest expense	$55	$44

On January 24, 2017, the Company entered into an Amended and Restated Term Promissory Note with Mr. Davis, pursuant to which the Company and Mr. Davis agreed to consolidate the following debt due to Mr. Davis, totaling $896,243, including accrued but unpaid interest thereon, into a single note due April 30, 2018: (i) the note dated February 1, 2016, in the principal amount of $150,000, (ii) the note dated July 13, 2016, in the principal amount of $432,000 (including a 20% repayment premium as outlined in the agreement), (iii) the note dated August 12, 2016, in the principal amount of $263,158 and (iv) the note dated December 22, 2016, in the principal amount of $50,000. The consolidated note was unsecured and bore interest at a rate of 7% per annum, with all principal and accrued interest due and payable at the close of business on April 30, 2018. On March 15, 2017, in connection with the Offering, Mr. Davis converted the total indebtedness of $896,243 into 248,957 shares of the Company’s common stock.

On January 24, 2017, the Company entered into an Amended and Restated Term Promissory Note with Mr. Hanson, pursuant to which the Company and Mr. Hanson agreed to consolidate the following debt due to Mr. Hanson, totaling $1,973,735, including accrued but unpaid interest thereon, into a single note, due April 30, 2018: (i) the note dated July 30, 2014, in the principal amount of $598,000, (ii) the note dated December 22, 2015, in the principal amount of $150,000, (iii) the note dated February 11, 2016, in the principal amount of $75,000, (iv) the note dated July 14, 2016, in the principal amount of $288,888 (including a 20% repayment premium, as outlined in the agreement) and (v) that note dated December 22, 2016, in the principal amount of $85,000. In addition, the consolidated note amends the Line of Credit dated May 7, 2014 by reducing the principal debt thereunder by $617,957 and incorporating that amount into the principal amount of the consolidated note. The consolidated note was unsecured and bore interest at a rate of 8% per annum with all principal and accrued interest due and payable at the close of business on April 30, 2018. On March 15, 2017, in connection with the Offering, Mr. Hanson converted $1,903,757 into 528,822 shares of the Company’s common stock.

On January 25, 2017, the Company entered into an unsecured promissory note with Mr. Davis, pursuant to which the Company is obligated to pay to Mr. Davis the sum of $238,950, together with all accrued interest thereon, in six monthly installments of $40,983 each, which includes interest and equates to an imputed interest rate of 9.9% per annum. As an additional inducement to Mr. Davis to advance amounts under the note, on January 25, 2017, the Company also issued to Mr. Davis a warrant to purchase 28,704 shares of the Company’s common stock, subject to adjustments. The warrants issued to Mr. Davis have an exercise price per share equal to the lower of $8.33 and 80% of the per share price of the Company’s common stock in the Company’s next underwritten public offering, subject to adjustments, and are exercisable for a five-year period.

On February 22, 2017, the Company entered into an agreement with Mr. Hanson in connection with the Line of Credit. Pursuant to the agreement, Mr. Hanson agreed to convert, upon consummation of the Offering, $678,947 of indebtedness outstanding under the Line of Credit into shares of the Company’s common stock at a conversion price-per-share equal to the public offering price-per-share in the Offering. As consideration for this conversion, the Company agreed to issue to Mr. Hanson, upon consummation of the Offering, five-year warrants to purchase 90,526 shares of the Company’s common stock, at an exercise price equal to the public offering price-per-share in the Offering. On March 15, 2017, in connection with the Offering, Mr. Hanson converted the total indebtedness outstanding under the Line of Credit into 150,878 shares of the Company’s common stock.

DIGILITI MONEY GROUP, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11. Concentrations

The Company’s revenues consist of recurring revenue, professional services and implementation fees. For the three months ended March 31, 2017 and 2016, recurring revenues represented 56.2% and 71.9% of consolidated revenues, respectively, professional services represented 41.3% and 18.9% of consolidated revenues, respectively, and implementation fees represented 2.5% and 9.2% of consolidated revenues, respectively.

As of March 31, 2017, the Company had net payables of $775,000 owed to technology partners for software licenses, representing 35.3% of its accounts payable balance. As of December 31, 2016, the Company had net payables of approximately $317,000 owed to a law firm for legal services rendered in connection with our previous failed offering, representing 14.4% of its accounts payable balance, and approximately $558,000 owed to a technology partner for software licenses, representing 25.3% of its accounts payable balance.

For the three months ended March 31, 2017, three customers accounted for 23.8%, 22% and 10.7% of the Company’s consolidated revenues. For the three months ended March 31, 2016, one customer accounted for 12% of the Company’s total revenue. As of March 31, 2017, the Company had receivables due from two customers totaling $1.9 million and $705,000, representing 43.7% and 16.3%, respectively, of the Company’s total receivables. As of December 31, 2016, the Company had receivables due from one customer totaling $1.3 million, representing 42.8% of the Company’s total receivables. These receivables are due to the Company in various installments, pursuant to each agreement, through December 2019.

12. Subsequent Events

As more fully described in Note 6 to the Condensed Consolidated Financial Statements in this report under the caption Series Subordinated Note, during April 2017, the Company paid approximately $665,000 in full satisfaction and settlement of this claim, consisting of outstanding debt of approximately $415,000 plus accrued interest and penalty.

On April 21, 2017, the Company entered into a 36-month capital lease for hardware and software upgrades to its data centers at a cost of approximately $906,000. Future minimum lease payments related to this capital lease, including sales tax and financing costs, are estimated to be approximately $269,000 in 2017, $381,000 in each of 2018 and 2019 and $111,000 in 2020.

On May 1, 2017, the Company entered into a 36-month installment note payable with a bank, replacing a previous note, for a principal amount of $250,000. The Company received the net amount between the two notes, or approximately $51,000, which will be used primarily for expenditures related to office expansion. The note bears interest at the prime rate plus 1%. The prime rate of interest was 4% as of March 31, 2017.

DIGILITI MONEY GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various forward-looking statements. Although we believe that, in making any such statement, our expectations are based on reasonable assumptions, any such statement may be influenced by factors that could cause actual outcomes and results to be materially different from those projected. When used in the following discussion, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “estimates,” “forecasts,” “projects,” “should” and similar expressions, as they relate to us or our management, are intended to identify such forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause actual results to differ materially from those anticipated, certain of which are beyond our control, are set forth herein and in Item 1A under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking statements. Accordingly, we cannot be certain that any of the events anticipated by forward-looking statements will occur or, if any of them do occur, what impact they will have on us. We caution you to keep in mind the cautions and risks described in this document and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and to refrain from attributing undue certainty to any forward-looking statements, which speak only as of the date of the document in which they appear. We do not undertake any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

OVERVIEW

Digiliti Money Group, Inc. (the “Company,” “Digiliti,” “we,” “us,” “our”) is a leading provider of software-as-a-service, or SaaS, financial technology, or fintech, solutions to the financial services industry. We provide traditional financial institutions and alternative financial service, or AFS, providers with innovative mobile and other solutions to enable them to offer a suite of leading-edge mobile financial services to their customers through the Internet, or cloud-based, access. As a SaaS provider, we develop, host and maintain software solutions that we license to our clients. We serve three primary markets in the United States: banks, credit unions and AFS providers, which includes providers of non-traditional banking services such as reloadable prepaid cards and check cashing services. In the future, we intend to expand outside of the United States, including Latin America and Europe, as opportunities present themselves. We operate one reportable business segment.

We have been expanding our suite of available fintech solutions. One of our recent solutions, Select Mobile Money, is a prepaid mobile money platform that seamlessly links various mobile banking features with a prepaid debit card issued by financial institutions or AFS providers. Our Select Mobile Money solutions comprise two distinct mobile banking technology solutions: first, a “white label” mobile money platform for larger financial institutions and AFS providers that already have a reloadable prepaid card program and wish to enhance it by integrating a feature rich app; and second, an end-to-end reloadable prepaid card program, called Select Mobile Money-Express, or SMM-X, offered to all banks, credit unions and AFS providers of all sizes that would like to deploy a complete reloadable prepaid card program, comprising a prepaid debit card, an integrated mobile app and program management.

Our business has historically focused on offering a full suite of consumer and business remote deposit capture, or RDC, products that enable financial institutions to provide their customers with the ability to conveniently deposit their checks remotely anytime, anywhere. While we continue to offer these solutions, we recently expanded our focus to include prepaid mobile money solutions. Our latest innovations are a mobile remote payment capture solution, called Select Mobile NowPay, which enables enterprises to accept check payments submitted via their customers’ mobile devices, and our mobile account opening solution, called Select Mobile Account Opening, which streamlines the account opening process by utilizing photo imaging to capture customer data and auto-populate an account opening application form for checking, savings, credit card and other types of accounts.

DIGILITI MONEY GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below sets forth (i) the number of products (including product enhancements) sold and (ii) the number of products (including product enhancements) that have been deployed or implemented by our clients for use by their customers, or products in respect of which we have completed our implementation and customization work and that have been delivered to our clients for deployment as of March 31, 2017 and 2016:

	As of March 31, 2017		As of March 31, 2016
	Sold (1)	Deployed (2)	Sold (1)	Deployed (2)
RDC	867	613	567	424
Select Mobile Money White Label	47	24	38	10
SMM-X	10	2	5	—
Select Mobile Account Opening	5	1	4	1
Select Mobile NowPay	1	—	—	—
Bill Pay	2	—	—	—
All Products	932	640	614	435

(1)	Denotes the total number of products and product enhancements sold during the reporting periods presented, including products that are in the process of being customized or implemented and products that have not yet been deployed by our clients for use by their customers. We count each product enhancement as a separate product.

(2)	Denotes the total number of products and product enhancements sold as of a specific date that have been deployed or implemented by our clients since inception for use by their customers, or products in respect of which we have completed our implementation and customization work and that have been delivered to our clients for deployment as of such date. We count each product enhancement as a separate product.

As of March 31, 2017 and March 31, 2016, we had a total of 13 and nine clients, respectively, who deployed our “white label” Select Mobile Money solutions for use by their customers. As of March 31, 2017, we entered into contracts for the sale of a total of eight SMM-X solutions, which have not yet been implemented by our clients. However, we believe our SMM-X solution has the potential to significantly increase our future revenues as our financial model for this solution is based principally on future transaction and/or user fee components. As we begin to deploy these solutions for our clients, and as their customers in turn utilize this application, we believe that the potential recurring revenue from transaction and/or user fee components will become a significant source of revenue for us, and our Select Mobile Money solutions could potentially become the primary source of our future revenue.

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

Recurring revenue from our “white label” prepaid mobile money solutions varies by client and typically includes a monthly hosting fee and a monthly active user fee that is based on the number of customers that open the application. Although we do not currently charge user transaction fees for this solution, in the future we may introduce new features into this solution which may have a transaction fee revenue component.

Recurring revenue from our RDC solutions vary by client and typically includes a monthly hosting/maintenance fee, a monthly user fee we charge our client for each customer that has signed up for this service, and transaction fees which vary based on the type of service and the number of checks deposited using this service.

Recurring revenue from our Select Mobile NowPay solutions is expected to include a monthly hosting fee and transaction fees based on the number of payments received using this service. Recurring revenue from our Select Mobile Account Opening solutions is expected to include a monthly hosting fee and transaction fees based on the number of new account applications processed using this service.

DIGILITI MONEY GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies

A discussion of our critical accounting policies was provided in Item 7 to the Consolidated Financial Statements included in our Annual Report on Form 10-K as of and for the year ended December 31, 2016 filed with the SEC on February 24, 2017. There were no significant changes to these policies during the first quarter of 2017.

Recent Accounting Pronouncements

Information regarding accounting pronouncements material to us and adopted during the first quarter of 2017 and those not yet adopted can be found under the caption Note 1 to the Condensed Consolidated Financial Statements in this report.

DIGILITI MONEY GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: Three Months Ended March 31, 2017 and 2016

The following table sets forth, for the periods indicated, certain unaudited consolidated statements of operations information:

	Three Months Ended
	(unaudited)
(In thousands)	March 31, 2017	% of Total Revenue	March 31, 2016	% of Total Revenue	$ Increase (Decrease)	% Increase (Decrease)
Revenue	$2,518	100.0%	$1,460	100.0%	$1,058	72.5%
Cost of revenue	1,681	66.8%	1,151	78.8%	530	46.0%
Gross profit	837	33.2%	309	21.2%	528	170.9%
Sales and marketing expenses	1,096	43.5%	938	64.2%	158	16.8%
Research and development expenses	552	21.9%	445	30.5%	107	24.0%
General and administrative expenses	1,344	53.4%	1,036	71.0%	308	29.7%
Total operating expenses	2,992	118.8%	2,419	165.7%	573	23.7%
Operating loss	(2,155)	(85.6)%	(2,110)	(144.5)%	(45)	2.1%
Interest expense and other non-cash financing charges	1,483	58.9%	1,051	72.0%	432	41.1%
Mark-to-market warrant and debt (income) expense	(904)	(35.9)%	1,396	95.6%	(2,300)	(164.8)%
Net loss	$(2,734)	(108.6)%	$(4,557)	(312.1)%	$1,823	(40.0)%

DIGILITI MONEY GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues

The following table details the composition of our revenues for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	(unaudited)
(In thousands)	March 31, 2017	% of Total Revenue	March 31, 2016	% of Total Revenue	$ Increase (Decrease)	% Increase (Decrease)
Recurring revenue
RDC solutions	$1,313	52.2%	$966	66.2%	$347	35.9%
Select Mobile Money solutions	101	4.0%	72	4.9%	29	40.3%
Select Mobile Account opening	—	—%	12	0.8%	(12)	(100.0)%
Total recurring revenue	1,414	56.2%	1,050	71.9%	364	34.7%
Professional services	1,040	41.3%	276	18.9%	764	276.8%
Up-front implementation fees	64	2.5%	134	9.2%	(70)	(52.2)%
Revenue	$2,518	100.0%	$1,460	100.0%	$1,058	72.5%

Total revenue for the first quarter of 2017 increased by approximately 73%, or $1.1 million, to $2.5 million, as compared to $1.5 million for the first quarter of 2016. The increase in revenue was primarily due to an increase in professional services, which was primarily attributable to new customers requesting more customization.

The increase in recurring revenue from our RDC solutions of approximately $347,000 was primarily due to an increase in the number of our RDC products (including product enhancements) that were deployed by our clients for use by their customers. The number of RDC products deployed increased from 424 during the first quarter of 2016, to 613 during the first quarter of 2017, an increase of approximately 45%. The increase in recurring revenue from our RDC solutions was also partially related to an increase in RDC transactions processed, which increased by approximately 43% during the first quarter of 2017, as compared to the same period in the prior year. The increase in recurring revenue from our Select Mobile Money solutions during the first quarter of 2017 is primarily a result of increased deployments of these solutions. We deployed 24 of our “white label” Select Mobile Money solutions and two SMM-X solutions during the first quarter of 2017, as compared with ten Select Mobile Money solutions during the first quarter of 2016. SMM-X was first deployed in the fourth quarter of 2016.

The decrease in up-front implementation fees is primarily due to the completion of the amortization into revenue of historical implementation fees received in respect of products sold in prior periods, partially offset by the amortization into revenue of implementation fees sold in the current period.

Cost of Revenue

Cost of revenue consists primarily of our costs of deploying and supporting our RDC solutions and, to a more limited extent, the cost of deploying and supporting our Select Mobile Money solutions. Cost of revenue for the first quarter of 2017 increased 46%, or approximately $530,000, to $1.7 million, as compared to $1.2 million for the first quarter of 2016, primarily due to higher third-party licensing costs, data center support costs and professional services.

The increase in variable costs for third-party licensing was a direct result of processing more transactions within our RDC and Select Mobile Money solutions during the first quarter of 2017. Data center support costs primarily consist of labor costs, excluding stock-based compensation, for employees and non-employee consultants in our account and project management, technology infrastructure and technology integration departments. Data center support costs also include equipment and software expenses associated with revenue producing activities. As our revenues increase, we are experiencing economies of scale related to our data center support costs. For the first quarter of 2017, data center support costs represented approximately 33% of total revenue, as compared to approximately 48% of total revenue for the first quarter of 2016. The cost of professional services is primarily for the cost of services we procure from our external programming consultants in Toronto, Canada, who are dedicated primarily to our prepaid mobile money solutions and other select development projects. We utilized these consultants more often during the first quarter of 2017, as compared to the first quarter of 2016.

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

DIGILITI MONEY GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sales and Marketing

Sales and marketing expenses for the first quarter of 2017 increased approximately 17%, or approximately $158,000, to $1.1 million, as compared to approximately $938,000 for the first quarter of 2016. The overall increase in sales and marketing expenses was primarily due to hiring pursuant to our efforts to build a robust national sales force, including placement fees incurred from recruiters, as well as certain one-time expenses associated with our corporate rebranding initiative. We currently anticipate our sales and marketing expenses will continue to increase in 2017, as we plan to hire additional sales personnel in an effort to increase our sales for all of our solutions and services. We may also experience increased sales and marketing expenses as a result of higher levels of commission expense associated with increased sales.

Research and Development

Research and development expenses for the first quarter of 2017 increased 24%, or approximately $107,000, to approximately $552,000, as compared to approximately $445,000 for the first quarter of 2016. The increase in research and development expenses was primarily due to continued development of our Select Mobile Money solutions platform.

General and Administrative

General and administrative expenses for the first quarter of 2017 increased approximately 30%, or approximately $308,000, to $1.3 million for the first quarter of 2017, as compared to $1.0 million for the first quarter of 2016, primarily due to higher business registration expense and certain other one-time expenses associated with the Offering.

DIGILITI MONEY GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense and Non-Cash Financing Charges

Interest expense and other non-cash financing charges for the first quarter of 2017 increased approximately 41%, or approximately $432,000, to $1.5 million for the first quarter of 2017, as compared to $1.1 million for the first quarter of 2016. The expenses in the first quarter of 2017 include approximately $199,000 of interest expense related to outstanding debt and capital lease obligations, approximately $965,000 of amortization of deferred financing fees and original issue discount, and approximately $319,000 related to issuing additional warrants for short-term debt obligations and repricing of certain outstanding warrants. The expenses in the first quarter of 2016 include approximately $131,000 of interest expense related to outstanding debt and capital lease obligations, approximately $19,000 of amortization of deferred financing fees and original issue discount, and approximately $900,000 related to issuing additional warrants for short-term debt obligations and repricing of certain outstanding warrants.

Mark-to-Market Warrant and Debt (Income) Expense

Mark-to-market warrant and debt (income) expense was approximately $904,000 of income for the first quarter of 2017, as compared to $1.4 million of expense for the first quarter of 2016. The liability associated with the outstanding warrants and convertible notes was adjusted to fair value as of March 31, 2017, using the closing price of our common stock as of that date, which is a significant input to the determination of fair value. The number of outstanding warrants with anti-dilutive protection was 445,005 as of March 31, 2017, compared to 670,814 as of March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Since our inception in February 2010, we have raised capital to support operating losses incurred in development of our solutions, products and services, our capability infrastructure, the marketing expenses to increase our client base and the general and administrative functions to support our planned growth. Our accumulated deficit from inception through December 31, 2016, of $84.5 million, had been funded primarily through the issuance of equity, debt, and warrants.

As of December 31, 2016, we had approximately $7,000 in cash and cash equivalents and a book overdraft of approximately $199,000 presented on the condensed consolidated balance sheets as checks issued in excess of deposits. In the normal course of business, our principal demands for funds are to pay or fund operating expenses as well as principal and interest payments on our outstanding indebtedness, including capital leases. Many of our notes payable were due within one year. As of December 31, 2016, we had gross notes payable of $13.2 million, of which $12.9 million was due in 2017.

Capital Structure Change

On March 10, 2017, the Company’s common stock began trading on the Nasdaq Capital Market. On March 15, 2017, the Company closed an underwritten public offering of 2,333,334 shares of its common stock at a public offering price of $4.50 per share. Proceeds received from the Offering were approximately $8.8 million after deducting $1.7 million of underwriting discounts, commissions and other offering costs. Simultaneously with the closing of the Offering, certain noteholders converted approximately $3.0 million of the aggregate principal balance of certain convertible notes into 844,446 shares of the Company’s common stock. Upon closing of the Offering, the Company issued 1,440,310 shares of restricted common stock to holders of the Company’s Series C Convertible Preferred Stock upon the automatic conversion of the Series C Convertible Preferred Stock triggered by the closing of the Offering. Additionally, the Company issued 150,878 shares of common stock upon the conversion of approximately $679,000 of indebtedness outstanding under a line of credit. On March 21, 2017, the Company issued 2,799,718 shares of restricted common stock upon the Company’s exercise of its option, triggered by the listing on the Nasdaq Capital Market, to cause the mandatory conversion of approximately $10.1 million of the aggregate principal balance of certain convertible notes.

See Note 4 and Note 8 to the Condensed Consolidated Financial Statements in this report. As a result of these events, on March 31, 2017, the Company’s independent registered public accounting firm, Lurie, LLP, reissued its report in connection with the Company’s consolidated financial statements for the fiscal years ended December 31, 2016 and 2015, to eliminate the going concern uncertainty paragraph.

Subsequent Commitments

On April 21, 2017, we entered into a 36-month capital lease for hardware and software upgrades to our data centers at a cost of approximately $906,000. Future minimum lease payments related to this capital lease, including sales tax and financing costs, are estimated to be approximately $269,000 in 2017, $381,000 in each of 2018 and 2019 and $111,000 in 2020.

DIGILITI MONEY GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cash Flows

The following table presents our cash flow activity for the three months ended March 31, 2017 and 2016, and should be read in conjunction with the consolidated statements of cash flows appearing in Item 1 of this report.

	Three Months Ended
(In thousands)	March 31, 2017	March 31, 2016	Change
Net cash used in operating activities	$(3,638)	$(1,517)	$(2,121)
Net cash used in investing activities	(778)	(14)	(764)
Net cash provided by financing activities	10,140	1,883	8,257
Net change in cash and cash equivalents	$5,724	$352	$5,372

The $2.1 million increase in net cash used in operating activities for the first quarter of 2017, as compared to the first quarter of 2016, was primarily due to an increase in working capital driven largely by fluctuations in accounts receivable, prepaid expenses and accounts payable. Net cash used for accounts receivable was $1.2 million for the first quarter of 2017, as compared to approximately $34,000 of net cash provided for the first quarter of 2016. The use of cash in the current year is primarily attributable to the increase in revenue for the quarter compared to the prior year mainly as a result of higher professional services revenue for new customers requesting more customization. Net cash used for prepaid expenses was approximately $867,000 for the first quarter of 2017, as compared to approximately $253,000 for the first quarter of 2016. The significant increase in the current year was primarily attributable to higher up-front payments for software licenses, software maintenance and fees associated with investor relations and other financial services. Net cash used for accounts payable was approximately $91,000 for the first quarter of 2017, as compared to approximately $468,000 of net cash provided for the first quarter of 2016 primarily due to amounts due for purchases of software licenses in the prior year. For the first quarter of 2017, net loss decreased $1.8 million, as compared to the first quarter of 2016, but when adjusted for non-cash charges in our statement of operations, our cash flow from operating results, excluding changes in working capital, increased approximately $65,000.

The approximately $764,000 increase in net cash used in investing activities for the first quarter of 2017, as compared to the first quarter of 2016, was due to the investment in a certificate of deposit subject to the compensating balance requirement of the $725,000 note as described in Note 4 to the Condensed Consolidated Financial Statements in this report. Higher capital expenditures primarily related to hardware and software upgrades to our data centers where we host our SaaS cloud-based platforms for our clients also contributed to the increase.

The $8.3 million increase in net cash provided by financing activities for the first quarter of 2017, as compared to the first quarter of 2016, was primarily due to net proceeds of $8.8 million received from the Offering on March 15, 2017. Additionally, net cash provided by financing activities during the first quarter of 2017 was primarily attributable to proceeds of $3.3 million received in a private placement in exchange for convertible notes and warrants to purchase 408,671 shares of our common stock, subject to adjustments, as well as proceeds of $725,000 received from a commercial loan note payable with Venture Bank, due January 2018. These cash inflows were partially offset by note repayments totaling $2.2 million to FLMM, FirstFire, Gruber and Mr. Davis, as more fully described in Note 4 and Note 10 to the Condensed Consolidated Financial Statements in this report, and by payment of approximately $275,000 for debt issuance costs associated with the January 2017 private placement.

Net cash provided by financing activities during the first quarter of 2016, was primarily attributable to proceeds of $1.0 million, net of offering costs, received in a private placement in exchange for 139,460 shares of our common stock and warrants to purchase 69,730 shares of our common stock. Also during the first quarter of 2016, we received approximately $657,000 related to the exercise of warrants for 88,763 shares of our common stock.

At March 31, 2017, we had cash and cash equivalents of $5.7 million. We believe that our sources of liquidity will be adequate to fund our working capital requirements and planned capital expenditures over the next 12 months.

DIGILITI MONEY GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Refer to the information contained under the heading “Litigation” in Note 6 to the Condensed Consolidated Financial Statements in this report for additional information regarding these contingencies.

DIGILITI MONEY GROUP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OFF-BALANCE SHEET ARRANGEMENTS

We had no material off balance sheet arrangements, as defined by the SEC, as of March 31, 2017 or December 31, 2016.

Related-Person Transactions

Issuances of Promissory Notes

On January 24, 2017, the Company entered into an Amended and Restated Term Promissory Note with Mr. Davis, pursuant to which the Company and Mr. Davis agreed to consolidate the following debt due to Mr. Davis, totaling $896,243, including accrued but unpaid interest thereon, into a single note due April 30, 2018: (i) the note dated February 1, 2016, in the principal amount of $150,000, (ii) the note dated July 13, 2016, in the principal amount of $432,000 (including a 20% repayment premium as outlined in the agreement), (iii) the note dated August 12, 2016, in the principal amount of $263,158 and (iv) the note dated December 22, 2016, in the principal amount of $50,000. The consolidated note was unsecured and bore interest at a rate of 7% per annum, with all principal and accrued interest due and payable at the close of business on April 30, 2018. On March 15, 2017, in connection with the Offering, Mr. Davis converted the total principal amount of $896,243 into 248,957 shares of the Company’s common stock.

On January 24, 2017, the Company entered into an Amended and Restated Term Promissory Note with Mr. Hanson, pursuant to which the Company and Mr. Hanson agreed to consolidate the following debt due to Mr. Hanson, totaling $1,973,735, including accrued but unpaid interest thereon, into a single note, due April 30, 2018: (i) the note dated July 30, 2014, in the principal amount of $598,000, (ii) the note dated December 22, 2015, in the principal amount of $150,000, (iii) the note dated February 11, 2016, in the principal amount of $75,000, (iv) the note dated July 14, 2016, in the principal amount of $288,888 (including a 20% repayment premium, as outlined in the agreement) and (v) that note dated December 22, 2016, in the principal amount of $85,000. In addition, the consolidated note amends the Line of Credit dated May 7, 2014 by reducing the principal debt thereunder by $617,957 and incorporating that amount into the principal amount of the consolidated note. The consolidated note was unsecured and bore interest at a rate of 8% per annum with all principal and accrued interest due and payable at the close of business on April 30, 2018. On March 15, 2017, in connection with the Offering, Mr. Hanson converted $1,903,757 of the principal amount into 528,822 shares of the Company’s common stock.

Promissory Note and Warrant Issued to Mr. James L. Davis

On January 25, 2017, the Company entered into an unsecured promissory note with Mr. Davis, pursuant to which the Company is obligated to pay to Mr. Davis the sum of $238,950, together with all accrued interest thereon, in six monthly installments of $40,983 each, which includes interest and equates to an imputed interest rate of 9.9% per annum. As an additional inducement to Mr. Davis to advance amounts under the note, on January 25, 2017, the Company also issued to Mr. Davis a warrant to purchase 28,704 shares of the Company’s common stock, subject to adjustments. The warrant issued to Mr. Davis has an exercise price per share equal to the lower of $8.33 and 80% of the per share price of the Company’s common stock in the Company’s next underwritten public offering, subject to adjustments, and is exercisable for a five-year period.

Revolving Line of Credit Note with Mr. Michael J. Hanson

On February 22, 2017, the Company entered into an agreement with Mr. Hanson in connection with the Line of Credit. Pursuant to the agreement, Mr. Hanson agreed to convert, upon consummation of the Offering, the amount of $678,947 of indebtedness outstanding under the Line of Credit into shares of the Company’s common stock at a conversion price-per-share equal to the public offering price-per-share in the Offering. As consideration for this conversion, the Company agreed to issue to Mr. Hanson, upon consummation of the Offering, five-year warrants to purchase 90,526 shares of the Company’s common stock, at an exercise price equal to the public offering price-per-share in the Offering. On March 15, 2017, in connection with the Offering, Mr. Hanson converted the total indebtedness outstanding under the Line of Credit into 150,878 shares of the Company’s common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to the Company because it is a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are required to establish and maintain disclosure controls and procedures as defined in subparagraph (e) of that rule. Management is required to evaluate, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures as of the end of each fiscal quarter. As described below, management has identified a material weakness in our internal control over financial reporting and management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were not effective as of March 31, 2017 (the “Evaluation Date”). Management believes that the consolidated financial statements contained herein present fairly, in all material respects, our financial position as of the specified dates and our results of operations and cash flows for the specified periods.

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

In the course of preparing this report and the consolidated financial statements included herein, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2017 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013). Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of the Evaluation Date due to the material weakness in internal control over financial reporting described below.

A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As part of our evaluation of internal control over financial reporting as described above, management concluded that we do not have adequate controls in place to ensure complex financial instruments are properly accounted for and reported in our financial statements. The ineffectiveness of the design, implementation and operation of the controls surrounding these instruments create a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. Accordingly, our management concluded that this deficiency represents a material weakness in our internal control over financial reporting as of the Evaluation Date.

(b) Changes in internal controls:

No change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

DIGILITI MONEY GROUP, INC.

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

The information under the heading “Litigation” contained in Note 6 to the Condensed Consolidated Financial Statements in this report is incorporated by reference into this Item 1. Except as set forth therein, as of the end of the period covered by this report, we are not a party to any material pending legal proceedings.

ITEM 1A. RISK FACTORS

Not applicable to the Company because it is a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of unregistered sales of equity securities during the three months ended March 31, 2017 not otherwise reported within a Current Report on Form 8-K:

Date of Sale	Class of Person	Security	Number of Shares	Exercise Price	Consideration
January 7, 2017	Director	Warrant	5,556	$7.41	Issued in lieu of interest on debt
January 24, 2017	Director	Warrant	13,705	$7.41	Issued in lieu of interest on debt
January 19, 2017	Service Provider	Warrant	6,487	$3.60	Issued in payment of services rendered
January 25, 2017	Service Provider	Common Stock	2,334	-	Issued in payment of services rendered
February 20, 2017	Service Provider	Common Stock	16,667	-	Issued in payment of services rendered
March 31, 2017	Service Provider	Common Stock	16,667	-	Issued in payment of services rendered

All such securities were sold privately in transactions exempt from registration under Section 4(a)(2) of the Securities Act. There were no repurchases of equity securities during the period covered by this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On March 31, 2016, the holder of our series subordinated note, referred to in Note 4 to the Condensed Consolidated Financial Statements in this report, commenced an action against us in Hennepin County Court in the State of Minnesota alleging we breached the terms of the note. The lawsuit alleged that we were in default and owed the note holder approximately $695,000 plus interest and assessments accruing after April 1, 2016. As of March 31, 2017, we had recorded approximately $415,000 of outstanding debt and approximately $250,000 of accrued interest related to this matter. We disputed the allegations of the note holder. In April 2017, the Company paid approximately $665,000 in full satisfaction and settlement of this claim, consisting of outstanding debt of approximately $415,000 plus accrued interest and penalty.

Refer to Note 4 and Note 6 to the Condensed Consolidated Financial Statements in this report for additional information regarding the above-referenced note payable and legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURE

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

DIGILITI MONEY GROUP, INC.

/s/ Bryan D. Meier	May 15, 2017
Bryan D. Meier
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)

EXHIBITS INDEX

Exhibit No.	Description

3.1	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on March 9, 2017 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 13, 2017)

3.2	Certificate of Amendment to the Amended and Restated Certificate of Incorporation, filed with the Secretary of State of the State of Delaware on April 7, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 10, 2017)

3.3	Bylaws of Digiliti Money Group, Inc. (incorporated by reference to Exhibit 3.5 of the Company’s Registration Statement on Form S-3/A filed on April 26, 2017

4.1	Representative’s Warrant, dated March 15, 2017, issued by Cachet Financial Solutions, Inc. to Lake Street Capital Markets, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 21, 2017)

4.2	Representative’s Warrant, dated March 15, 2017, issued by Cachet Financial Solutions, Inc. to National Securities Corporation (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 21, 2017)

10.1	Securities Purchase Agreement, dated October 21, 2016, by and among the Company and the investors party thereto (as updated to reflect the sale of additional securities) (includes a form of convertible promissory note and a form of warrant to purchase common stock) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 19, 2017)

10.2	Addendum to Agreement, dated as of January 5, 2017 by and among Cachet Financial Solutions, Inc. and Vista Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2017)

10.3	Amended and Restated Promissory Note, dated as of January 24, 2017, by and between the Company and James L. Davis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 30, 2017)

10.4	Amended and Restated Promissory Note, dated as of January 24, 2017, by and between the Company and Michael J. Hanson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 30, 2017)

10.5	Promissory Note, dated January 25, 2017, issued by the Company to James L. Davis (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 30, 2017)

10.6	Warrant to Purchase Common Stock, dated January 25, 2017, issued by the Company to James L. Davis (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 30, 2017)

10.7**	Employment Agreement with Bryan D. Meier, dated February 21, 2017 (incorporated by reference to Exhibit 10.75 to the Company’s Annual Report on Form 10-K filed on February 24, 2017)

10.8	Letter Agreement, by and between the Company and Michael J. Hanson, dated as of February 22, 2017 (incorporated by reference to Exhibit 10.76 to the Company’s Annual Report on Form 10-K filed on February 24, 2017)

31.1*	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*

XBRL (eXtensible Business Reporting Language). The following materials from Digiliti Money Group, Inc’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Shareholders’ Equity (Deficit), (iv) the Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Unaudited Condensed Consolidated Financial Statements.

*	Filed herewith.

**	Indicates management contract or compensation plan or agreement.

E-1